Form 10-Q
period 2006-09-30
BreitBurn Energy Partners L.P.
filed 2006-11-17
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33055

BreitBurn Energy Partners L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-3169953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

515 South Flower Street, Suite 4800
Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 225-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The issuer had 21,975,758 common units outstanding as of November 15, 2006

INDEX

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	1

	Glossary	2

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	BREITBURN ENERGY PARTNERS L.P.
	• Unaudited Consolidated Balance Sheet at September 30, 2006, and December 31, 2005	5
	• Notes to Consolidated Financial Statements	5–8

	BREITBURN ENERGY COMPANY L.P.
	• Unaudited Consolidated Statements of Operations for the Three and Nine Month periods Ended September 30, 2006, and 2005	9
	• Unaudited Consolidated Statement of Comprehensive Income for the Three and Nine Month periods Ended September 30, 2006, and 2005	9
	• Unaudited Consolidated Balance Sheet at September 30, 2006, and December 31, 2005	10
	• Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006, and 2005	11
	• Unaudited Consolidated Statement of Partners’ Equity	12
	• Notes to Consolidated Financial Statements	13–30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31–45
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	46
Item 4.	Controls and Procedures.	48

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings.	49
Item 1A.	Risk Factors.	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49
Item 3.	Defaults Upon Senior Securities.	49
Item 4.	Submission of Matters to a Vote of Security Holders.	49
Item 5.	Other Information.	49
Item 6.	Exhibits.	50

Signatures		51

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of BreitBurn Energy Partners L.P. (the “Partnership”) contains forward-looking statements relating to its operations that are based on management’s current expectations, estimates and projections about its operations.  Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “schedules,” “estimates” and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of the Company’s net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” incorporated by reference from our Prospectus filed pursuant to Rule 424(b)(4) on October 5, 2006 (File No.333-134049).  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

References in this filing to “BreitBurn Partners,” “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries.  References in this filing to “BreitBurn Energy” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries.  References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner.  References in this filing to “Provident” refer to Provident Energy Trust, the ultimate parent company of the majority owner of our general partner, and its wholly owned subsidiaries.  References in this filing to “Pro GP” refer to Pro GP Corp.  References in this filing to “Pro LP” refer to Pro LP Corp.  References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner.  References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC.  References in this filing to the “Partnership Properties” or “our properties” refer to the oil and gas properties contributed to us by BreitBurn Energy in connection with our initial public offering.

Copies of our filings with the Securities and Exchange Commission (“SEC”) are available by calling us at (213) 225-5900 or from the SEC by calling (800) SEC-0330.  The reports are also available on our web site, www.breitburn.com.  We undertake no obligation to update the forward-looking statements in this report to reflect future events or circumstances.  All such statements are expressly qualified by this cautionary statement.

GLOSSARY OF OIL AND GAS TERMS

The following is a description of the meanings of some of the oil and gas industry terms that may be used in this Form 10-Q filing.  The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.  The entire definitions of those terms can be viewed on the SEC’s website at http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

        Bbl:    One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

        Bcf:    One billion cubic feet.

        Bcfe:    One billion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

        Boe:    One barrel of oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil.

        Boe/d:    Boe per day.

        btu:    British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

        development well:    A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

        dry hole or well:    A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

        exploitation:    A drilling or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

        field:    An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

        gross acres or gross wells:    The total acres or wells, as the case may be, in which a working interest is owned.

        MBbls:    One thousand barrels of crude oil or other liquid hydrocarbons.

        MBoe:    One thousand barrels of oil equivalent.

        Mcf:    One thousand cubic feet.

        Mcfe:    One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

        MMBbls:    One million barrels of crude oil or other liquid hydrocarbons.

        MMBoe:    One million barrels of oil equivalent.

        MMBtu:    One million British thermal units.

        MMcf:    One million cubic feet.

        MMcfe:    One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

        MMcfe/d:    MMcfe per day.

        MMMBtu:    One billion British thermal units.

        net acres or net wells:    The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

        NGLs:    The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

        NYMEX:    New York Mercantile Exchange.

        oil:    Crude oil, condensate and natural gas liquids.

        productive well:    A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

        proved developed reserves:    Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.  This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.  The entire definition of this term can be viewed on the SEC’s website at http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

        proved reserves:    The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  This definition of proved reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.  The entire definition of this term can be viewed on the SEC’s website at http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

        proved undeveloped reserves or PUDs.    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.  The entire definition of this term can be viewed on the SEC’s website at http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

        recompletion:    The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

        reserve:    That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

        reservoir:    A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

        standardized measure:    The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.  Standardized measure does not give effect to derivative transactions.

        successful well:    A well capable of producing natural gas and/or oil in commercial quantities.

        undeveloped acreage:    Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

        West Texas Intermediate (“WTI”):    Light, sweet crude oil with high API gravity and low sulfur content used as the benchmark for U.S. crude oil refining and trading.  WTI is deliverable at Cushing, Oklahoma to fill NYMEX futures contracts for light, sweet crude oil.

        working capital borrowings:    Borrowings used exclusively for working capital purposes or to pay distributions to partners, made pursuant to a credit agreement or other arrangement to the extent such borrowings are required to be reduced to a relatively small amount each year for an economically meaningful period of time.

        working interest:    The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

        workover:    Operations on a producing well to restore or increase production.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements and financial information presented below reflects the balance sheet of BreitBurn Energy Partners L.P. (the “Partnership”).  On October 10, 2006, the Partnership completed an initial public offering of 6,000,000 common units representing limited partner interests of the Partnership (“Common Units”) at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.  On November 6, 2006, the Partnership completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering (see Notes 1 and 2 below for full details on the organization and initial public offering).  In connection with the initial public offering, BreitBurn Energy Company L.P. (“BreitBurn Energy”) contributed to the Partnership’s wholly owned subsidiaries certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  The Partnership conducts its operations through its wholly owned subsidiary BreitBurn Operating L.P. (“OLP”) and OLP’s general partner BreitBurn Operating GP, LLC (“OGP”).  The financial statements of BreitBurn Energy are included in this Item 1 because they represent the predecessor entity as of September 30, 2006.

BreitBurn Energy Partners L.P.

Consolidated Balance Sheet (Unaudited)

At September 30,
2006
ASSETS
Cash	$—
Total Assets	$—

LIABILITIES AND PARTNERS' EQUITY
Limited partners' equity	980
General partners' equity	20
Receivable from partners	(1,000)

Total liabilities and partners' equity	$—

Notes to Consolidated Financial Statements

Note 1.  Organization and Operations

BreitBurn Energy Partners L.P. is a Delaware limited partnership formed on March 23, 2006 to acquire certain oil and gas properties of BreitBurn Energy, the predecessor entity.  BreitBurn GP, LLC (“BreitBurn GP” or the “General Partner”) serves as the general partner of the Partnership.  As of September 30, 2006, BreitBurn GP, as general partner, had committed to contribute $20 to the Partnership and BreitBurn Energy Corporation (“BreitBurn Corporation”), Pro GP Corp. (“Pro GP”), and Pro LP Corp. (“Pro LP”), as the initial limited partners, had committed to contribute $980 in the aggregate to the Partnership.  These contributions, receivable from partners, are reflected as a reduction to equity in accordance with generally accepted accounting principles.  There were no other transactions involving the Partnership as of September 30, 2006.

BreitBurn Energy Partners L.P.

Notes to Consolidated Financial Statements

Note 2.  Subsequent Events

On October 10, 2006, the Partnership completed an initial public offering of 6,000,000 Common Units at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.  On October 4, 2006, the Partnership’s Common Units began trading on the NASDAQ Global Select Market under the symbol “BBEP”.  Total proceeds from the sale of the Common Units in the initial public offering were $111 million, before underwriting discounts and offering costs, of approximately $7.8 million and $3.5 million, respectively.  The Partnership used the net proceeds of $99.7 million to make a distribution of $63.2 million to Provident Energy Trust (“Provident”) and BreitBurn Corporation and to repay $36.5 million in assumed indebtedness.  On November 1, 2006, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, A.G. Edwards & Sons, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and Canaccord Adams Inc. (the “Underwriters”) exercised their option to purchase an additional 900,000 Common Units to cover over-allotments in the initial public offering.  The sale to cover over-allotments was at the initial public offering price of $18.50 per unit, less the underwriting discount, and closed on November 6, 2006.  The Partnership used the net proceeds of approximately $15.5 million from the exercise of the underwriters’ over-allotment option to redeem 900,000 Common Units in the aggregate owned by Pro GP, Pro LP, and BreitBurn Corporation.  Following redemption, those Common Units were cancelled.

Additionally, on October 10, 2006:

a)              Pro GP, Pro LP, BreitBurn Corporation, BreitBurn Energy, BreitBurn Management, the General Partner, the Partnership, OGP and OLP entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”).  Immediately prior to the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•                  BreitBurn Energy conveyed to OLP its interests in the Partnership properties and OLP assumed $36.5 million of indebtedness.  The approximate book value of the contributed properties is $180 million.  BreitBurn Energy contributed the associated asset retirement obligations related to the properties and certain other related assets and liabilities;

•                  BreitBurn Energy distributed its interest in OGP and its limited partner interest in OLP to Pro GP, Pro LP and BreitBurn Corporation in proportion to their ownership interests in BreitBurn Energy;

•                  Pro GP, Pro LP and BreitBurn Corporation conveyed a 0.01%, 1.90% and 0.09%, respectively, interest in OLP to the General Partner in exchange for a 0.40%, 95.15% and 4.45%, respectively, member interest in the General Partner;

•                  The General Partner conveyed the interest in OLP to the Partnership in exchange for a continuation of its 2% general partner interest in the Partnership; and

•                  Pro GP, Pro LP and BreitBurn Corporation conveyed their remaining interests in OLP and OGP to the Partnership in exchange for (a) 15,975,758 Common Units representing limited partner interests, with a 71.24% limited partner interest in the Partnership, and (b) received approximately $63.2 million, as a distribution of the IPO proceeds, to reimburse them for certain capital expenditures made directly by them or through BreitBurn Energy.

b)             OLP entered into $400.0 million revolving credit facility, with an initial borrowing base of $90.0 million, with Wells Fargo Bank, National Association, as both administrative agent, lead arranger, and issuing lender, and a syndicate of banks (the “Credit Agreement”).  The Credit Agreement is guaranteed by the Partnership and its operating subsidiaries.  The Credit Agreement may be used (i) to refinance a portion of the assumed indebtedness from BreitBurn Energy, (ii) for standby letters of credit to a sub-facility amount of $5.0 million, (iii) for working capital purposes, (iv) for general company purposes, and (v) for certified permitted acquisitions enumerated by the Credit Agreement.  The Credit Agreement matures in September 2010.

The Credit Agreement permits OLP to prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest equal to the lesser of:

•                  the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the Credit Agreement); or

•                  the Highest Lawful Rate (as defined in the Credit Agreement).

OLP’s ability to borrow amounts under the revolving Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.  The Credit Agreement requires the Partnership to maintain leverage, current and interest coverage ratios.  The leverage ratio covenant requires the Partnership to maintain, as of the last day of each fiscal quarter, on a last twelve month basis, of not more than 3.50 to 1.00.  In addition, the credit facility requires the Partnership to maintain a current ratio as of the last day of each quarter, of not less than 1.10 to 1.00.  Furthermore, the Partnership is required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  EBITDA is defined as earnings before interest, taxes, depletion, depreciation, amortization and certain non-cash income or charges).  Distributions are prohibited if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base.

c)              Provident Energy Trust (“Provident”), Pro GP, BreitBurn Energy, the General Partner and the Partnership entered into an omnibus agreement (the “Omnibus Agreement”).  As more fully described in the Partnership’s final prospectus (the “Prospectus”) dated October 4, 2006 (File No. 333-134049) and filed on October 5, 2006 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Securities Act”), the Omnibus Agreement addresses the following matters:

•                  the agreement of Provident to provide the Partnership with a right of first offer with respect to the sale by Provident and its affiliates of any of their upstream oil and gas properties in the United States;

•                  the agreement that the Partnership will have a preferential right over Provident to acquire any third party upstream oil and gas properties in the United States, including third party midstream or downstream assets, provided that related upstream oil and gas properties located in the United States constitute the predominant part of the assets included in the business opportunity; and

•                  the agreement that Provident will have a preferential right to acquire any third party midstream or downstream assets located in the United States, including third party upstream oil and gas properties located in the United States, provided that related midstream or downstream assets located in the United States constitute the predominant portion of the assets included within the business opportunity, or upstream oil and gas properties or midstream or downstream assets located outside the United States.

d)             The General Partner, the Partnership, OLP and BreitBurn Management entered into an administrative services agreement (the “Administrative Services Agreement”).  As more fully discussed in the Prospectus, under the Administrative Services Agreement, BreitBurn Management will, as directed by the General Partner, provide all personnel and any facilities, goods and equipment not otherwise provided, which are necessary to perform Services (as defined under the Administrative Services Agreement) that the General Partner determines may be reasonable and necessary to operate the Business (as defined in the Administrative Services Agreement).  In addition, BreitBurn Management will provide all employees as may be reasonable and necessary to perform the Services. The Partnership will be obligated to reimburse BreitBurn Management for expenses it incurs on its behalf such as salary, bonus, incentive compensation, including those covered by BreitBurn Management’s compensation arrangements as described below and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates.  The General Partner is entitled to determine the expenses that are allocable to us.

e)              BreitBurn Energy and BreitBurn Management entered into an adoption agreement (the “Adoption Agreement”).  Pursuant to the Adoption Agreement, BreitBurn Management assumed the obligations of BreitBurn Energy under the following:

•                  BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals;

•                  BreitBurn Energy Company L.P. Long Term Incentive Plan; and

•                  BreitBurn Energy Company L.P. Unit Appreciation Plan for Employees and Consultants.

In addition, BreitBurn Management assumed the obligations of BreitBurn Energy under the Employment Agreement with James G. Jackson, dated July 7, 2006 (“Original Jackson Agreement”), and also became a party to the Amended and Restated Employment Agreement with Randall H. Breitenbach, the Amended and Restated Employment Agreement of Halbert S. Washburn and the Amendment to the Original Jackson Agreement.

f)                The BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan (the “LTIP”) became effective for employees, consultants and directors of the General Partner and affiliates of the Partnership who perform services for the Partnership.  As more fully described in the Prospectus, the LTIP consists of the following components: options, restricted units, phantom units, unit appreciation rights, other unit-based awards and unit awards.  The LTIP limits the number of Common Units that may be delivered pursuant to vested awards to 10% of the outstanding Common Units on the effective date of the initial pubic offering of the Common Units.  Common Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards.

The LTIP is administered by the board of directors of the General Partner, referred to as the plan administrator.  The plan administrator may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made.  The plan administrator also has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the Common Units are listed at that time.  However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.  The LTIP will expire on the earlier of (i) the date terminated by the plan administrator or (ii) when units are no longer available under the plan for grants. Each director who is not an officer or employee of the General Partner or BreitBurn Management has been granted restricted phantom units under the LTIP of up to $100,000 with three-year vesting, which will be settled in cash or Common Units.

BreitBurn Energy Company L.P. and Subsidiaries

Item 1.  Financial Statements.

The financial statements and financial information presented below reflect the operations of BreitBurn Energy, the predecessor of the Partnership up to the initial public offering date of October 10, 2006.  As a result of the initial public offering, BreitBurn Energy contributed to the Partnership certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  Prior to the formation of the Partnership, BreitBurn Energy’s operations included all of the contributed fields, along with fields not contributed which included the West Pico Unit of the Beverly Hills East Oil Field in the Los Angeles Basin in California, the Orcutt Hills Oil Field in Santa Barbara County, and two other oilfields in the Los Angeles Basin.  All of BreitBurn Energy’s operations are reflected in the following financial statements.

BreitBurn Energy Company L.P. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Thousands of dollars,	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
except unit and per unit amounts	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues and other income items:
Oil, natural gas and NGL sales	$37,947	$34,581	$107,377	$82,963
Realized loss on derivative instruments	(1,959)	(4,818)	(3,896)	(9,408)
Unrealized gain (loss) on derivative instruments	19,706	(131)	1,986	(7,192)
Other revenue, net	386	164	922	639
Total revenues and other income items	56,080	29,796	106,389	67,002
Operating costs and expenses:
Operating costs	11,616	8,868	33,828	22,902
Depletion, depreciation and amortization	3,831	2,752	10,626	7,339
Depreciation of non-oil and gas assets	126	94	338	171
General and administrative expenses	4,202	4,894	16,389	10,998
Total operating costs and expenses	19,775	16,608	61,181	41,410

Operating income	36,305	13,188	45,208	25,592

Other expense:
Interest expense	1,041	787	2,737	1,308
Other expense, net	369	66	466	228
Total other expense	1,410	853	3,203	1,536

Income before taxes and minority interest	34,895	12,335	42,005	24,056

Income tax expense	(237)	—	(237)
Minority interest in subsidiary	(219)	—	1,039	—

Net income before change in accounting principle	34,439	12,335	42,807	24,056

Cumulative effect of change in accounting principle	—	—	577	—

Net income	$34,439	$12,335	$43,384	$24,056

Basic net income per unit	$0.19	$0.07	$0.24	$0.14

Weighted average number of units used to calculate basic net income per unit	179,795,294	179,795,294	179,795,294	170,620,710

BreitBurn Energy Company L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Thousands of dollars	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net income	$34,439	$12,335	$43,384	$24,056

Change in fair value of derivative instruments	—	—	—	—

Comprehensive income	$34,439	$12,335	$43,384	$24,056

See accompanying notes to consolidated financial statements.

BreitBurn Energy Company L.P. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
Thousands of dollars	2006	2005

ASSETS
Current assets:
Cash	$1,394	$2,740
Trade accounts receivable, net	16,031	14,555
Other receivables	1,491	3,110
Prepaid expenses	3,636	1,027
Unbilled costs (Note 5)	1,993	—
Deposits	241	241
Total current assets	24,786	21,673

Property, plant and equipment
Oil and gas properties	352,915	315,812
Land	7,073	6,994
Buildings	2,063	2,062
Non-oil and gas assets	4,191	1,807
	366,242	326,675
Accumulated depletion and depreciation	(26,448)	(15,934)
Net property, plant and equipment	339,794	310,741

Other assets:
Abandonment bonds	—	75
Investment in affiliates	470	519
Other long-term assets	1,524	518
Total other assets	1,994	1,112

Total Assets	$366,574	$333,526

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,238	$26,475
Due to Provident	1,313	3,476
Distributions payable	9,089	9,053
Non-hedging derivative instruments (Note 10)	164	1,976
Total current liabilities	45,804	40,980

Long-term debt (Note 8)	50,500	36,500
Deferred gain (Note 5)	1,721	1,685
Deferred income taxes (Note 6)	3,966	—
Asset retirement obligation (Note 9)	10,115	9,664
Other long-term liability	6,091	4,672
Minority interest (Note 18)	1,361	—
Commitments and contingencies (Note 14)
Partners’ equity	247,016	240,025

Total liabilities and partners’ equity	$366,574	$333,526

See accompanying notes to consolidated financial statements.

BreitBurn Energy Company L.P. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
Thousands of dollars	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income (loss) for the period	$43,384	$24,056
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(577)	—
Depletion, depreciation and accretion	10,964	7,510
Stock based compensation	6,909	5,228
Stock based compensation paid	(4,400)	(1,975)
Long-term non-hedging derivative instruments	(173)	946
Minority interest	(1,039)	—
Distributions greater (less) than income from equity affiliates	48	(40)
Deferred income taxes	237	—
Other	966	401
Increase in current assets	(2,268)	(5,855)
Increase (decrease) in current liabilities	(635)	1,269
Net cash provided by operating activities	53,416	31,540
Cash flows from investing activities
Capital expenditures (excluding property acquisitions)	(36,941)	(33,456)
Acquisition of Nautilus, net of cash	—	(72,700)
Proceeds from sale of assets	1,752	—
Payments of acquisition transaction costs on behalf of Provident	(80)	(1,054)
Net cash provided (used) by investing activities	(35,269)	(107,210)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	81,200	94,300
Repayments of long-term debt	(67,200)	(79,200)
Long-term debt issuance costs	—	(702)
Payment of acquisition transaction costs	—	(23)
Cash overdraft	3,310	1,991
Cash contributed by non-controlling interest	2,399	—
Payment of offering costs	(2,845)	—
Capital contributions	—	79,551
Distributions paid	(36,357)	(20,882)
Net cash provided (used) by financing activities	(19,493)	75,035
Decrease in cash, net	(1,346)	(635)
Cash beginning of period	2,740	635
Cash end of period	$1,394	$—

See accompanying notes to consolidated financial statements.

BreitBurn Energy Company L.P. and Subsidiaries

Consolidated Statement of Partners’ Equity (Unaudited)

	For the period from December 31, 2005 to September 30, 2006
			BreitBurn
Thousands of dollars	Pro LP	Pro GP	Corporation	Total

Balance, December 31, 2005	$230,352	$960	$8,713	$240,025

Distributions paid or accrued	(34,628)	(146)	(1,619)	(36,393)

Net income	41,280	174	1,930	43,384

Balance, September 30, 2006	$237,004	$988	$9,024	$247,016

See accompanying notes to consolidated financial statements.

BreitBurn Energy Company L.P. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization and description of operations

BreitBurn Energy Company LLC, a California limited liability company, was formed on March 5, 1997.  On June 15, 2004, Provident Energy Trust, (‘‘Provident’’), an open-end unincorporated investment trust created under the laws of Alberta, Canada, acquired BreitBurn Energy Company LLC for $125.0 million.  BreitBurn Energy Company L.P. (“BreitBurn Energy”), a Delaware limited partnership, was formed on June 15, 2004, and BreitBurn Energy Company LLC was then converted into BreitBurn Energy.  At December 31, 2005, Pro GP Corp., the general partner, a wholly owned subsidiary of Provident, Pro LP Corp., a limited partner, a wholly owned subsidiary of Provident, and BreitBurn Energy Corporation, a limited partner, held a 0.40%, 95.15%, and 4.5% interest in BreitBurn Energy, respectively.  Where appropriate, the activities of both BreitBurn Energy Company LLC and BreitBurn Energy are referred to as the ‘‘Company.’’

2.  Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Investments in affiliated companies with a 20% or greater ownership interest, and in which the Company does not have control, are accounted for on the equity basis.  Investments in affiliated companies with less than a 20% ownership interest, and in which the Company does not have control, are accounted for on the cost basis.  Investments in which the Company owns greater than 50% interest are consolidated.  Investments in which the Company owns less than a 50% interest but is deemed to have control or where the Company has a variable interest in an entity where the Company will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns or both, however, are consolidated.  The effects of all intercompany transactions have been eliminated.

Interim financial statements

The consolidated financial statements for the nine months ended September 30, 2006 and 2005 included herein have been prepared without audit, pursuant to the rules and regulations of the SEC.  Management believes that the interim financial statements reflect all adjustments which are necessary for a fair presentation of the results of the interim periods.  Such adjustments are considered to be of a normal recurring nature.  Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2006.  The interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Prospectus filed pursuant to Rule 424(b)(4) on October 5, 2006 (File No. 333-134049).

Cash and cash equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Revenue recognition

Revenues associated with sales of crude oil and natural gas owned by the Company are recognized when title passes from the Company to its customer.  Revenues from properties in which the Company has an interest with other partners are recognized on the basis of the Company’s working interest (‘‘entitlement’’ method of accounting).  The Company generally markets 100% of natural gas production from its operated properties and pays its partners for their working interest shares of natural gas production sold.  As a result, the Company has no natural gas producer imbalance positions.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements are based on a number of significant estimates including oil and gas reserve quantities, which are the basis for the calculation of depletion, depreciation, amortization and impairment of oil and gas properties.

Property, plant and equipment

Oil and gas properties

U.S. oil and gas exploration and production companies must employ either the successful efforts or full cost methods of accounting.  The most significant difference between these two methods results from the treatment of exploration costs including drilling costs for unsuccessful exploration wells (“dry holes”).  Under the successful efforts method, exploratory drilling costs for successful exploratory wells are capitalized while drilling costs related to dry holes are expensed.  Unproved acreage costs are capitalized and periodically assessed for impairments.  Other exploration costs (e.g., geological & geophysical costs, including seismic surveys for unproved properties, etc.) are recognized as expenses when incurred.  Companies that employ the full cost method capitalize all exploration and drilling costs including dry hole costs into one pool of total oil and gas property costs.

The computation of depletion, depreciation and amortization (“DD&A”) of capitalized costs under the successful efforts method differs from the computation under the full cost method in that the successful efforts method of accounting requires DD&A expense to be calculated for individual properties as opposed to a single cost pool.  Properties are also assessed individually for impairment under the successful efforts method as compared to the assessment of one cost pool under the full cost method.  This can result in significant differences in DD&A expense between the two methods.

The Company follows the successful efforts method of accounting.  Lease acquisition and development costs (tangible and intangible) incurred, including internal acquisition costs, relating to proved oil and gas properties are capitalized.  Delay and surface rentals are charged to expense as incurred.  Dry hole costs incurred on exploratory wells are expensed.  Dry hole costs associated with developing proved fields are capitalized.  Geological and geophysical costs related to exploratory operations are expensed as incurred.

Upon sale or retirement of proved properties, the cost thereof and the accumulated depletion, depreciation and amortization are removed from the accounts and any gain or loss is recognized in the statement of operations.  Maintenance and repairs are charged to operating expenses.  DD&A of proved oil and gas properties, including the estimated cost of future abandonment and restoration of well sites and associated facilities, are computed on a property-by-property basis and recognized using the units-of-production method net of any anticipated proceeds from equipment salvage and sale of surface rights.

Buildings and non-oil and natural gas assets

Buildings and non-oil and gas assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 30 years.

Impairment of assets

Oil and gas properties are assessed for possible impairment, generally on a field-by-field basis where applicable, using the estimated undiscounted future cash flows of each field.  Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field.

Impairment charges are also made for other long-lived assets when it is determined that the carrying values of the assets may not be recoverable.  The Company did not record an impairment charge for the nine months ended September 30, 2006 or 2005.

Debt issuance costs

The costs incurred to obtain financing have been capitalized.  Debt issuance costs are amortized using the straight-line method over the term of the related debt.

Oil and natural gas reserve quantities

Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations.  As a result, adjustments to depletion are made concurrently with changes to reserve estimates.  The Company discloses its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines.  The independent engineering firm adheres to the SEC definitions when preparing their reserve reports.

Asset retirement obligation

The Company has significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and natural gas production operations.  The computation of the Company’s asset retirement obligations (“ARO”) is prepared in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 143, Accounting for Asset Retirement Obligations.  This accounting standard applies to the fair value of a liability for an asset retirement obligation that is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.

Stock-based compensation

At September 30, 2006 and December 31, 2005, we had various forms of stock compensation outstanding under employee compensation plans that are described more fully in Note 11.  Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  The Company used the method prescribed under Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—and interpretation of APB Opinions No. 15 and 25, to calculate the expenses associated with our awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) (SFAS No. 123-R), Share Based Payments, using the modified-prospective transition method.  Accordingly, results for prior periods have not been restated.  Under this transition method, stock-based compensation expense for the first nine months of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123-R.  Stock based compensation awards granted prior to but not yet vested as of January 1, 2006 that are classified as liabilities were charged to compensation expense based on the fair value provisions of SFAS No. 123-R.  The Company recognizes these compensation costs on a graded-vesting method.  Under the graded-vesting method a company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards.

Fair market value of financial instruments

The carrying amount of the Company’s cash, accounts receivable, accounts payable, and accrued expenses, approximate their respective fair value due to the relatively short term of the related instruments.  The carrying amount of long-term debt approximates fair value.

Accounting for business combinations

The Company has accounted for all of its business combinations using the purchase method, in accordance with SFAS No. 141, Accounting for Business Combinations.  Under the purchase method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given, whether in the form of cash, assets, stock or the assumption of liabilities.  The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values.  The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to certain acquired assets.  The Company has not recognized any goodwill from any business combinations.

Concentration of credit risk

The Company maintains its cash accounts primarily with a single bank and invests cash in money market accounts, which the Company believes to have minimal risk.  As operator of jointly owned oil and gas properties, the Company sells oil and gas production to U.S. oil and gas purchasers and pays vendors on behalf of joint owners for oil and gas services.  Both purchasers and joint owners are located primarily in the western United States.  The risk of nonpayment by the purchasers or joint owners is considered minimal and has been considered in the Company’s allowance for doubtful accounts.

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  It requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet and measurement of those instruments at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income, to the extent the hedge is effective, until the hedged item is recognized in earnings.  Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time.  Any change in fair value resulting from ineffectiveness, as defined by SFAS No.133, is recognized immediately in earnings.  Gains and losses on derivative instruments not designated as hedges are included in earnings currently.

Income taxes

The Company and most of its subsidiaries are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes with all income tax liabilities and/or benefits being passed through to the members.  As such, no federal or state income taxes for these entities have been provided.  The Company has two wholly owned subsidiaries, which are Subchapter C-corporations that are subject to corporate income taxes.  The Company accounts for the taxes associated with these entities in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recorded under the asset and liability method.  Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Business segment information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Segment reporting is not applicable because the Company’s oil and gas operating areas have similar economic characteristics and meet the criteria for aggregation as defined in SFAS No. 131.  The Company acquires, exploits, develops and explores for and produces oil and natural gas and its operations are located primarily in the western United States.  Corporate management administers all properties as a whole rather than as discrete operating segments.  Operational data is tracked by area; however, financial performance is measured as a single enterprise and not on an area-by-area basis.  Allocation of capital resources is employed on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas or segments.

Environmental expenditures

The Company reviews, on an annual basis, its estimates of the cleanup costs of various sites.  When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.  For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments.  The Company does not discount any of these liabilities.

3.  Accounting Changes and New Accounting Policies

SFAS No. 123-R, Share Base Payments.  In December 2004, the FASB issued SFAS No. 123-R.  This Statement revises SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance.  This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant (with limited exceptions), which must be recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period (usually the vesting period).  The statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments.  The statement requires the accounting for any excess tax benefits to be consistent with the existing guidance under SFAS No. 123, which provides a two-transaction model summarized as follows:

•              If settlement of an award creates a tax deduction that exceeds compensation cost, the additional tax benefit would be recorded as a contribution to paid-in-capital.

•              If the compensation cost exceeds the actual tax deduction, the write-off of the unrealized excess tax benefits would first reduce any available paid-in capital arising from prior excess tax benefits, and any remaining amount would be charged against the tax provision in the income statement.

The statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as an operating cash inflow.  However, the statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force (‘‘EITF’’) Issue No. 96-18, Accounting for Equity Instruments That Are Issued To Whom It May Concern: Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Further, this statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

The statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006, and to the unvested portion of all awards granted prior to that date.  Public entities that used the fair value method for either recognition or disclosure under SFAS No. 123 may adopt this Statement using a modified version of prospective application “modified prospective application”).  Under modified prospective application, compensation cost for the portion of awards for which the employee’s requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date.

The compensation cost for that portion of awards is based on the original fair value of those awards on the date of grant as calculated for recognition under SFAS No. 123.  The compensation cost for those earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS No. 123.  Furthermore, the method of recognizing forfeitures must now be based on an estimated forfeiture rate and can no longer be based on forfeitures as they occur.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123-R, and as a result, our net income for the nine months ended September 30, 2006 was approximately $0.3 million higher than if the share based compensation was still accounted for under APB 25 as for the accounting periods prior to December 31, 2005.  The cumulative effect of adoption of SFAS No. 123-R was a benefit of approximately $0.6 million in 2006.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  In July 2006, the FASB issued FIN 48, which will become effective for us on January 1, 2007.  This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.  We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

SFAS No. 157, Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, which will become effective for the Company on January 1, 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards.  The impact, if any, to the Company from the adoption of SFAS No. 157 in 2008 will depend on the Company’s assets and liabilities at that time that are required to be measured at fair value.

FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.  In September 2006, the FASB issued Staff Position No. AUG AIR-1, which will become effective for the Company on January 1, 2007.  The Staff Position prohibits companies from recognizing planned major maintenance cost by accruing a liability over several reporting periods before the maintenance is performed or over interim-reporting periods within the annual period in which the cost is expected to be incurred.  The Company does not expect the standard will have any effect on its results of operations or financial position, as expenditures for routine and major maintenance projects, repairs and minor renewals to maintain facilities in operating condition are generally expensed as incurred.  Major replacements and renewals are capitalized.

In September 2006, the SEC staff also issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  While not an official rule or interpretation of the SEC, SAB No. 108 was issued to address the diversity in practice in quantifying misstatements and assessing their effect on financial statements.  The Company does not anticipate any impact to the preparation of its year-end 2006 financial statements from adopting the guidance of SAB No. 108.

4.  Acquisitions

On March 2, 2005 BreitBurn Energy acquired Nautilus Resources, LLC (‘‘Nautilus’’) for cash consideration of $73.0 million and acquisition costs of $1.0 million.  Nautilus was a private oil and natural gas exploration and production company active in the state of Wyoming.  The transaction has been accounted for using the purchase method in accordance with SFAS No. 141.  The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Net assets acquired and liabilities assumed
Proved property, plant and equipment	$86,175
Cash	268
Working capital	733
Non-hedging derivative instruments	(6,584)
Asset retirement obligation	(2,896)
Deferred tax liability	(3,729)
$73,967
Consideration
Cash	$72,967
Acquisition costs	1,000
$73,967

Pro Forma Information

The following unaudited pro forma information shows the pro forma effect of the Nautilus acquisition as if it had occurred at January 1, 2005.  The pro forma information assumes that the properties would have been operated by BreitBurn Energy as they were operated by the prior owners and is not necessarily indicative of future results of operations.  The Company has prepared these pro forma financial results for comparative purposes only.

	For the nine months ended September 30, 2005
		Pro Forma
(Thousands of dollars, except per share data)	As Reported	Adjustment	Pro Forma
Oil, natural gas and NGL sales	$82,963	$3,551	$86,514
Net income (loss)	$24,056	$(1,541)	$22,515
Net income per unit basic	$0.14	$0.13
Average units outstanding	170,620,711		170,620,711

5.  Property Divestments

On December 29, 2005, a subsidiary of BreitBurn Energy sold land and surface rights in Southern California.  In conjunction with the sale, BreitBurn agreed to relocate certain oil field infrastructure and complete certain environmental remediation on the land and adjacent parcels.  The total purchase price of $45.6 million was composed of $22.1 million for the sale of land and $23.5 million to be set aside by the purchaser for the payment of costs associated with the relocation of infrastructure and remediation of the land and adjacent parcels.

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, and SOP 81-1, Accounting for Performance of Certain Construction-Type and Certain Production-Type Contracts, the completed contract method of accounting was used to account for this transaction.  No gain will be recognized until the remediation and infrastructure relocation is complete because future costs related to these activities cannot be reasonably estimated.  Through the nine months ended September 30, 2006, BreitBurn had incurred total project remediation costs of approximately $20.1 million.  At September 30, 2006, approximately $18.1 million of these costs had been paid by the purchaser.  BreitBurn purchased a pollution legal liability insurance policy for $0.9 million to further mitigate its environmental risk.  In accordance with ARB 45, Long-Term Construction-Type Contracts, the remaining unpaid amount of $2.0 million was recorded as cost of uncompleted contract in excess of related billing and is reflected on the consolidated balance sheet as unbilled costs.  At September 30, 2006 and December 31, 2005, a gain of approximately $1.7 million and $1.7 million, respectively, was deferred relating to the land sale.

6.  Income Taxes

BreitBurn Energy and most of its subsidiaries are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes with all income tax liabilities and/or benefits being passed through to the members.  As such, no federal or state income taxes for these entities have been provided for in the accompanying financial statements.  The Company has two wholly owned subsidiaries, which are Subchapter C-corporations, as defined in the Internal Revenue Code, subject to corporate income taxes.

A deferred tax liability of $4.0 million was recorded in other long-term liabilities at September 30, 2006 for the difference between the tax basis and the book basis for one of the Subchapter C-corporations, of which $3.7 million relates to acquired properties.  Any taxes related to prior periods are immaterial.  The Company expects to utilize deductions for intangible drilling costs to minimize its tax position for 2006.

7.  Related Party Transactions

At September 30, 2006 and December 31, 2005, BreitBurn Energy had a payable to Provident of $1.3 million and $3.5 million, respectively.  The amount relates to certain expenditures made by Provident on BreitBurn Energy’s behalf.

In addition, BreitBurn Energy has made expenditures on behalf of a United States subsidiary of Provident.  At September 30, 2006, BreitBurn had a receivable from the subsidiary of $0.3 million.  There were no receivables due from the subsidiary in 2005.

8.  Long-Term Debt

Long-term debt balances are summarized as follows:

	At September 30,	At December 31,
Thousands of dollars	2006	2005
Senior credit facility	$50,500	$36,500
Provident credit facility	$—	$—

On July 11, 2005, the Company obtained a $400 million senior secured revolving credit facility (the ‘‘Senior Credit Facility’’) with a syndicate of banks led by Wells Fargo Bank, N.A.  The availability under the Senior Credit Facility is subject to a borrowing base of $100 million as of September 30, 2006 and December 31, 2005.  Interest rates under the term of the Senior Credit Facility are determined with reference to the Prime Rate, the Federal Funds Rate and LIBOR.  At September 30, 2006 the interest rate was the Prime Rate of 8.75% on the Prime Debt portion ($44.5 million) of the Senior Credit Facility and LIBOR of 6.83% on the LIBOR portion ($6.0 million) of the Senior Credit Facility.  At December 31, 2005 the interest rate was the Prime Rate of 7.75% on the Prime Debt portion of ($5.5 million) of the Senior Credit Facility and LIBOR of 5.88% on the LIBOR portion ($31.0 million) of the Senior Credit Facility.  During the first nine months of 2006, we borrowed $81.2 million and repaid $67.2 million.  The Senior Credit Facility has a term of four years expiring on July 11, 2009.

The facility, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants.  The covenants include maintaining a 1.10 to 1.0 ratio of consolidated current assets to consolidated current liabilities.  Consolidated current assets are defined as current assets plus available borrowing capacity less unrealized gains on derivative instruments.

Consolidated current liabilities are defined as current liabilities less unrealized losses on derivative instruments.  The covenants also include a requirement to maintain a ratio of EBITDAX (earnings before interest, taxes, depletion, depreciation, amortization and non-cash income or charges) to interest expense of less than 3.00 to 1.00 and a ratio of indebtedness to EBITDAX of more than 3.00 to 1.00.  The Company was not in compliance with its covenant to provide audited financial statements to the lender within 90 days of the end of the year ended December 31, 2005.  The Company provided audited financial statements on May 12, 2006.  The Company was in compliance as of September 30, 2006.

The Senior Credit Facility replaced the Company’s participation in Provident’s Canadian dollar $410 million (U.S. dollar $340.3 million on July 11, 2005) term credit facility with a syndicate of Canadian chartered banks.  Interest rates under the terms of the credit facility were determined quarterly based on the ratio of quarter end debt divided by the previous quarter’s cash flow annualized.  Under the terms of the facility, $40 million Canadian dollars (U.S. dollar $33.2 million on July 22, 2005) were intended to provide for a US dollar base rate loan for Company operations.  The Company retired the debt under the Provident line with proceeds from the Senior Credit Facility on July 22, 2005.  During 2005, we borrowed $50.6 million under the Provident facility and repaid $61.1 million.

On October 10, 2006, the Company replaced the existing Senior Credit Facility with a $200.0 million revolving credit facility, with an initial borrowing base of $40.0 million, with Wells Fargo Bank, N.A.  The new credit facility matures in September 2010.  Interest rates under the term of this new credit facility are determined using Prime or LIBOR plus an applicable margin.

At September 30, 2006 and December 31, 2005, the Company had $4.4 million in letters of credit outstanding primarily relating to a property divestment (see Note 5).

9.  Asset Retirement Obligation

The Company’s asset retirement obligation is based on the Company’s net ownership in wells and facilities and management’s estimate of the costs to abandon and reclaim those wells and facilities as well as an estimate of the future timing of the costs to be incurred.  The total undiscounted amount of future cash flows required to settle asset retirement obligations is estimated to be $59.5 million and $59.5 million at September 30, 2006 and December 31, 2005, respectively.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from 12 to 51 years.  Estimated cash flows have been discounted at the Company’s credit adjusted risk free rate of 7% and an inflation rate of 2%.  Changes in the asset retirement obligation for the periods ended:

	At September 30,	At December 31,
Thousands of dollars	2006	2005
Carrying amount, beginning of period	$9,664	$2,127
Acquisitions	—	2,896
Finalization of purchase price accounting relating to the Orcutt acquisition (1)	—	1,785
Revisions (2)	—	2,604
Accretion expense	451	252

Carrying amount, end of period	$10,115	$9,664

(1)                    In 2005, BreitBurn Energy completed the evaluation of the asset retirement obligation relating to the Orcutt field acquired on October 4, 2004.

(2)                    Increased cost estimates and revisions to reserve life.

10.  Financial Instruments

Fair Value of Financial Instruments

The Company’s commodity price risk management program is intended to reduce its exposure to commodity prices and to assist with stabilizing cash flow and distributions.  From time to time, the Company utilizes derivative financial instruments to reduce this volatility.  With respect to derivative financial instruments, the Company could be exposed to losses if a counterparty fails to perform in accordance with the terms of the contract.  This risk is managed by diversifying the derivative portfolio among counterparties meeting certain financial criteria. The Company does not account for its derivative instruments as cash flow hedges under SFAS No. 133 and recognizes changes in the fair value immediately in earnings.

For the nine months ended September 30, 2006 and 2005, the Company paid $3.9 million and $9.4 million, respectively, relating to various market based contracts.  The Company had an unrealized gain of $2.0 million and an unrealized loss of $7.2 million relating to the marking to market of outstanding derivative instruments included in the results of operations for the nine months ended September 30, 2006 and 2005, respectively.  The Company had financial instruments payable of $0.2 million and $2.0 million as of September 30, 2006 and December 31, 2005, respectively. The Company had financial instruments receivable of $0.2 million and zero as of September 30, 2006 and December 31, 2005, respectively.

The Company had the following contracts in place at September 30, 2006:

Year	Product	Volume	Terms	Effective Period
2006	Light oil	500 Bbl/d	Swap $40.00 at 66 percent (a)	October 1 - December 31, 2006
2006	Light oil	250 Bbl/d	Put option $52.00 per Bbl	October 1 - December 31, 2006
2006	Light oil	500 Bbl/d	Put option $52.00 per Bbl	October 1 - December 31, 2006
2006	Light oil	250 Bbl/d	Swap $54.00 at 65 percent (b)	October 1 - December 31, 2006
2006	Light oil	250 Bbl/d	Swap $55.00 at 60 percent (c)	October 1 - December 31, 2006
2006	Light oil	250 Bbl/d	Put option $56.00 per Bbl	October 1 - December 31, 2006
2006/2007	Light oil	500 Bbl/d	Swap $65.86 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $66.50 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $67.80 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $69.55 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $69.65 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $70.35 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $64.80 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $65.88 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $66.28 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $67.12 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $67.57 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	500 Bbl/d	Swap $71.28 per Bbl	October 1, 2006 - June 30, 2007
2007/2008	Light oil	250 Bbl/d	Swap $69.65 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $65.05 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $65.45 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $67.37 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $65.63 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $66.17 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $70.35 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	500 Bbl/d	Swap $71.10 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	400 Bbl/d	Swap $71.00 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	July 1, 2007 - June 30, 2008

(a) Participating swap with $40 floor with 66% participation thereafter

(b) Participating swap with $54 floor with 65% participation thereafter

(c) Participating swap with $55 floor with 60% participation thereafter

11.  Stock and Other Valuation-Based Compensation Plans

Stock Based Compensation

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  The Company used the method prescribed under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—and interpretation of APB Opinions No. 15 and 25, to calculate the expenses associated with our awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payments, using the modified-prospective transition method.  Accordingly, results for prior periods have not been restated.  Under this transition method, stock-based compensation expense for the three and nine month periods of 2006 include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123-R.  Stock based compensation awards granted prior to but not yet vested as of January 1, 2006 that are classified as liabilities were charged to compensation expense based on the fair value provisions of SFAS No. 123-R.  The Company recognizes these compensation costs on a graded-vesting method.  Under the graded-vesting method, a company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Company’s units.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different exercise behavior.  The risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R and as a result, our net income for the nine months ended September 30, 2006 was approximately $0.3 million higher than if the share based compensation was still accounted for under APB 25 for the accounting periods prior to December 31, 2005.  The cumulative effect of adoption of SFAS 123-R was a benefit of approximately $0.6 million.

Unit Appreciation Right Plan

During 2004, the Company adopted the Unit Appreciation Right Plan for Employees and Consultants (the ‘‘UAR Plan’’).  Under the UAR Plan, certain employees of BreitBurn Energy are granted unit appreciation rights (‘‘UARs’’).  The UARs entitle the employee to receive cash compensation in relation to the value of a specified number of underlying notional trust units (‘‘Phantom Units’’).  The exercise price and the vesting terms of the UARs are determined at the sole discretion of the Plan Administrator at the time of the grant.  The UAR Plan was replaced with the restricted units and performance units plan after the end of September 2005.  The grants issued prior to the replacement of the UAR Plan will fully vest in the second quarter of 2009.

UARs outstanding vest evenly over a period of three years commencing one year after grant and expire after four years.  Upon vesting, the employee is entitled to receive a cash payment equal to the excess of the market price of Provident’s units over the exercise price of the Phantom Units at the grant date, adjusted for an additional amount equal to any Excess Distributions, as defined in the plan.  The Company settles rights earned under the plan in cash.  For the nine months ended September 30, 2006 and 2005, the Company recognized $0.2 million and $2.0 million, respectively, of expense under the UAR Plan.  There was an aggregate liability of $2.0 million at September 30, 2006 under the UAR Plan.  The value of the vested and unvested units under the UAR Plan was $1.7 million and $0.3 million, respectively, at September 30, 2006.

At September 30, 2006

Expected Volatility	17-21%
Weighted Average Volatility	20%
Expected Term	2.05
Risk Free Rate	4.3 - 4.9%

The following table summarizes the information about UARs:

	Nine Months Ended
	September 30, 2006
	Number of	Weighted
	Appreciation	Average
	Rights	Exercise Price

Outstanding , January 1	768,692	$8.34
Granted	—	—
Exercised	(252,003)	9.03
Cancelled	—
Outstanding, end of period	516,689	$8.41

Exercisable at end of period	105,409	$8.29

Restricted/performance units

In September 2005, certain employees of the Company were granted restricted units (RTU’s) and/or performance units (PTU’s), both of which entitle the employee to receive cash compensation in relation to the value of a specified number of underlying notional trust units.  The grants are based on personal performance objectives.  This plan replaces the UAR Plan for the period after September 2005 and subsequent years.  RTU’s vest evenly over a period of three years commencing one year after grant.  Payments are made on the anniversary dates of the RTU to the employees entitled to receive them on the basis of a cash payment equal to the value of the underlying notional units. PTU’s vest three years from the date of grant and can be increased to a maximum of double the PTU’s granted or a minimum of zero PTU’s depending on Provident’s total return performance compared to certain other Canadian trusts.  PTU’s entitle employees to receive cash payments equal to the market price of the underlying notional units.  Underlying notional units are established at the grant date and are adjusted cumulatively thereafter for distribution payments through the use of an adjustment ratio.  The estimated fair value associated with RTU’s and PTU’s is expensed in the statement of income over the vesting period.

For the nine months ended September 30, 2006, the Company recorded compensation costs of $1.2 million, in connection with the expected issue of RTU’s and PTU’s.  There was an aggregate value of $4.7 million at September 30, 2006 under the restricted/performance unit plan.  The value of the vested and unvested units under the restricted/performance plan was $1.8 million and $2.9 million, respectively, at September 30, 2006.

At September 30, 2006

Expected Volatility	19%
Weighted Average Volatility	19%
Expected Term	2.25
Risk Free Rate	4.3 - 4.9%

The following table summarizes information about the restricted/performance units.

	Nine Months Ended
	September 30, 2006
		Weighted
	Number of	Average
	Units	Exercise Price

Outstanding , January 1	245,817	$9.91
Granted (a)	196,785	12.39
Exercised	(26,598)	12.20
Cancelled	—	—
Outstanding, end of period	416,004	$12.37

Exercisable at end of period	—	$—

(a) Includes 24,393 additional units awarded in 2006 attributable to the adjustment ratio.

Executive phantom option plan

Pursuant to the employment agreements between the Company and the Co-Chief Executive Officers, the Co-Chief Executive Officers are eligible to participate in the executive phantom option plan.  Under the executive phantom option plan the Co-Chief Executive officers are eligible to receive cash compensation in relation to the value of a specified number of underlying notional phantom units.  The value of the phantom unit is determined on the basis of a valuation of the Company as of the end of the fiscal period.  The options vest immediately and payment is due within 90 days of the end of the fiscal period.  At September 30, 2006, there were 5,398,223 phantom units, granted under the executive phantom option plan.  For the nine months ended September 30, 2006 and 2005, the Company recorded compensation expense of $3.5 million and $1.5 million, respectively, under the executive phantom option plan and paid $3.2 million in 2006 out to participants in the plan, relating to the 2005 plan year and $1 million in 2005 relating to the 2004 plan year.

Unit appreciation plan for officers and key individuals (‘‘key employee option plan’’)

Under the key employee option plan, participants are eligible to receive cash compensation in relation to the value of a specified number of underlying notional phantom units.  The value of the key employee unit is determined on the basis of a valuation of the Company as at the end of the fiscal period.  The base price and vesting terms are determined by the plan administrator at the time of the grant.  Vesting may be based on the attainment of designated performance goals or the satisfaction of specified service requirements.  Options outstanding at September 30, 2006 vest in the following manner: one-third vest three years after the grant date, one-third vest four years after the grant date and one-third vest five years after the grant date.  At September 30, 2006 there were 2.5 million phantom units granted under the key employee option plan and the Company recorded $2.0 million of compensation expense under the plan in 2006.

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
Key Employee Options	(000)	Price	Life
Outstanding , January 1, 2006	2,200	$1.64	2.8
Granted	250	2.73	4.8
Outstanding, September 30, 2006	2,450	$2.52	3

The aggregate intrinsic value of the key employee option plan was $6.2 million and $3.6 million at September 30, 2006 and January 1, 2006, respectively.

12.  Supplemental Property Taxes

Supplemental property tax billings

In May 2006, BreitBurn Energy received supplemental property tax billings from Los Angeles County amounting to approximately $0.3 million (net of expected recoveries from working interest and mineral interest owners) related to a reassessment of mineral values associated with its oil and gas properties located in Los Angeles County.  This reassessment was performed by Los Angeles County as a result of Provident’s purchase of BreitBurn Energy Company, LLC on June 15, 2004 (see Note 1).  The supplemental billings covered the period from July 1, 2005 to June 30, 2006.

In June 2006, BreitBurn Energy received supplemental property tax billings from Los Angeles County amounting to approximately $1.3 million related to a reassessment of mineral values associated with those properties as a result of Provident’s purchase of BreitBurn Energy Company, LLC.  After projecting recoveries from outside working interest and mineral interest owners, BreitBurn Energy’s net property tax liability was approximately $1.1 million for the period July 1, 2004 to June 30, 2005.

Prior facts and circumstances

At year end 2004, a review of California counties’ recent practices of oil and gas property value assessments indicated that a value reassessment of BreitBurn Energy’s California oil and gas properties would likely not occur until the annual lien date of January 1, 2005.  The Company employed third party property tax experts to assist with this review.  As a result, the Company concluded that its property tax liabilities accrued at year end 2004 were proper.

In 2005, the Company received property tax billings from Los Angeles County that reflected substantially increased assessed values over the 2004 Los Angeles County oil and gas properties’ assessed values.  Due to this increase in assessed values and earlier discussions with the Company’s third party property tax experts, the Company concluded that the Los Angeles County property tax billings it received in 2005 included amounts due for any reassessment Los Angeles County would have performed.  As a result, the Company concluded that its property tax liabilities accrued at year end 2005 were proper.

Accounting effect of supplemental property tax billings on 2006

In accordance with paragraph 8 of SFAS No. 5, Accounting for Contingencies, the Company has accrued the full amount of the supplemental property tax billings in its 2006 financial statements.  This accrual increased property tax expense by $1.6 million (net of expected recoveries from working interest and mineral interest owners).  In July 2006, the Company filed an appeal with Los Angeles County challenging the reassessed values used in the supplemental property tax billings.

13.  Distributions to Partners

BreitBurn Energy’s partnership agreement provides for distributions of ‘‘available cash’’ to be made no later than 45 days after each month end. Available cash is defined as a percentage of EBITDA less certain capital expenditures.

14.  Commitments and Contingencies

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of the Company’s management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations or liquidity.  The Company has surety bonds to provide $4.9 million of coverage to Occidental Petroleum Corporation related to a purchase of oil and gas producing properties.

At September 30, 2006, the Company had increased its outstanding borrowings under its Senior Credit Facility to $50.5 million (see Note 8).

15.  Retirement Plan

The Company’s defined contribution retirement plan, which covers substantially all of its employees who have completed at least three months of service, provides for the Company to make regular contributions based on employee contributions as provided for in the plan agreement.  Employees fully vest in the Company’s contributions after five years of service.  For the nine months ended September 30, 2006 and 2005, the matching contributions were $0.1 million and $0.1 million, respectively.

16.  Supplemental Cash Flow Data

The Company paid $2.6 million and $1.1 million, in interest during the nine months ended September 30, 2006 and 2005, respectively.  The Company had distributions payable of $9.1 million and $9.1 million at September 30, 2006 and December 31, 2005, respectively.

In conjunction with the sale of surface rights described in Note 5, the Company is obligated to relocate the infrastructure that supports its ongoing oil and gas activities and perform certain remediation activities.  Payment for the majority of these relocation and remediation activities will come directly from an escrow account controlled by the purchaser, and therefore are characterized as non-cash investing activities.  During the nine months ended September 30, 2006, $18.1 million was paid directly from the escrow account.

17.  Significant Customers

The Company sells oil, natural gas and natural gas liquids primarily to large domestic refiners of crude oil.  For the nine months ended September 30, 2006 and 2005, ConocoPhillips purchased approximately 48% and 65% of net production, respectively.  For the nine months ended September 30, 2006 and 2005, Marathon Oil Company purchased approximately 28% and 24% of net production, respectively.

18.  Minority Interests

On November 21, 2005, a wholly owned subsidiary of the Company and an unrelated real estate development company formed a limited liability company to conduct a feasibility study for a residential and commercial real estate project on lands owned by the Company in California.  The Company’s subsidiary and the third party partner made initial contributions to the limited liability company in the amounts of $117,000 (20%) and $469,000 (80%), respectively.  If the real estate project is successfully completed, the Company’s subsidiary will receive 80% or more of future cash distributions generated by the development, subject to certain conditions.  Total costs of the feasibility study were approximately $1.3 million and were expensed as incurred.  The feasibility study was completed in the second quarter of 2006 and has now moved into the entitlement phase.  As of September 30, 2006, the third party partner had contributed a total of $2.4 million, and the Company’s subsidiary had contributed a total of $0.6 million.

Accounting Research Bulletin No. 51, Consolidated Financial Statements, requires that consolidated financial statements include subsidiaries in which the Company has a controlling financial interest (i.e. a majority voting interest).  A majority voting interest requirement does not always identify the party with the controlling financial interest as that interest can be achieved under other arrangements.  Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, requires that companies consolidate a variable interest entity if that company has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both.  Because the Company’s subsidiary will receive 80% of the limited liability company’s future cash distributions if the project is successful, the Company has consolidated the limited liability company in its financial statements.

19.  Subsequent Events

On October 10, 2006, BreitBurn Energy, Pro GP, Pro LP, BreitBurn Corporation, BreitBurn Management, the General Partner, BreitBurn Energy Partners L.P. (“Partnership”), BreitBurn Operating GP, LLC (“OGP”) and BreitBurn Operating, L.P. (“OLP”) entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) in connection with the initial public offering by the Partnership.  Immediately prior to the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement affecting the Company:

•                  BreitBurn Energy conveyed to OLP its interests in the Partnership properties and OLP assumed $36.5 million of indebtedness.  The approximate book value of the contributed properties is $180 million.  BreitBurn Energy contributed the associated asset retirement obligations related to the properties and certain other related assets and liabilities; and

•                  BreitBurn Energy distributed its interest in OGP and its limited partner interest in OLP to Pro GP, Pro LP and BreitBurn Corporation in proportion to their ownership interests in BreitBurn Energy.

BreitBurn Energy and BreitBurn Management entered into an adoption agreement (the “Adoption Agreement”).  Pursuant to the Adoption Agreement, BreitBurn Management assumed the obligations of BreitBurn Energy under the following:

•                  BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals;

•                  BreitBurn Energy Company L.P. Long Term Incentive Plan; and

•                  BreitBurn Energy Company L.P. Unit Appreciation Plan for Employees and Consultants.

In addition, BreitBurn Management assumed the obligations of BreitBurn Energy under the Employment Agreement with James G. Jackson, dated July 7, 2006 (“Original Jackson Agreement”), and also became a party to the Amended and Restated Employment Agreement with Randall H. Breitenbach, the Amended and Restated Employment Agreement of Halbert S. Washburn and the Amendment to the Original Jackson Agreement.

BreitBurn Energy entered into $200.0 million revolving credit facility, with an initial borrowing base of $40.0 million, with Wells Fargo Bank, National Association, as both administrative agent, lead arranger, and issuing lender, and a syndicate of banks (the “Credit Agreement”).  The Credit Agreement is guaranteed by the Company and its operating subsidiaries.  The Credit Agreement may be used (i) for standby letters of credit to a sub-facility amount of $5.0 million, (ii) for working capital purposes, (iii) for general company purposes, and (iv) for certified permitted acquisitions enumerated by the Credit Agreement.  The Credit Agreement matures in September 2010.

The Credit Agreement permits the Company to prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs).  Borrowings under the Credit Agreement bear interest equal to the lesser of:

•                  the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the Credit Agreement); or

•                  the Highest Lawful Rate (as defined in the Credit Agreement).

The Company’s ability to borrow amounts under the revolving Credit Agreement is subject to satisfaction of certain customary conditions precedent to revolving loans and compliance with terms and conditions included in the Credit Agreement.  The Credit Agreement requires the Company to maintain leverage and interest coverage ratios.  The leverage ratio covenant requires the Company to maintain, as of the last day of each fiscal quarter, on a last twelve month basis, of not more than 3.50 to 1.00 until the end of March 2007, of not more than 3.25 to 1.00 until the end of September 2007, and not more than 3.00 to 1.00 thereafter.  Furthermore, the Company is required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 3.00 to 1.00.  EBITDA is defined as earnings before interest, taxes, depletion, depreciation, amortization and certain non-cash income or charges).

Distributions are prohibited if aggregated letters of credit and outstanding loan amounts equal or exceed 85% of our borrowing base.

Pro GP, BreitBurn Energy and BreitBurn Management entered into an administrative services agreement (the “BreitBurn Administrative Services Agreement”).  Under the BreitBurn Administrative Services Agreement, BreitBurn Management will, as directed by Pro GP, provide all personnel and any facilities, goods and equipment not otherwise provided, which are necessary to perform Services (as defined under the BreitBurn Administrative Services Agreement) that Pro GP determines may be reasonable and necessary to operate the Business (as defined in the BreitBurn Administrative Services Agreement).  In addition, BreitBurn Management will provide all employees as may be reasonable and necessary to perform the Services.  BreitBurn will be obligated to reimburse BreitBurn Management for expenses it incurs on its behalf such as salary, bonus, incentive compensation, including those covered by BreitBurn Management’s compensation arrangements as described in the Adoption Agreement and other amounts paid to persons who perform services for BreitBurn Energy or on its behalf and expenses allocated to Pro GP by its affiliates.

On October 10, 2006, BreitBurn Energy, Pro GP, Pro LP, BreitBurn Corporation and BreitBurn Management entered into a Contribution, Conveyance and Assumption Agreement (the “BreitBurn Management Contribution Agreement”) in connection with the initial public offering by the Partnership.  Immediately prior to the closing of the offering, the following transactions, among others, occurred pursuant to the BreitBurn Management Contribution Agreement affecting BreitBurn Energy:

•                  BreitBurn Energy conveyed to BreitBurn Management its interests in certain (1) assets located at its principal executive office, (2) liabilities and (3) agreements, all related to managing the business of BreitBurn Energy;

•                  Pro GP, Pro LP and BreitBurn Corporation contributed their interests in the General Partner to BreitBurn Management; and

•                  All employees of BreitBurn Energy, along with all obligations and agreements related to current and former employees of BreitBurn Energy, were transferred to BreitBurn Management.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes therein for both BreitBurn Energy Partners L.P. (the “Partnership”) and BreitBurn Energy Company L.P. (‘‘BreitBurn Energy’’), the predecessor of the Partnership.  You should also read the following discussion and analysis together with the cautionary statement under “Forward-Looking Statements” on page 1 of this report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties.  Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders.  Our assets consist primarily of producing and non-producing crude oil reserves located in the Los Angeles Basin in California and the Wind River and Big Horn Basins in central Wyoming.

BreitBurn Energy is a 95.55% owned indirect subsidiary of Provident Energy Trust (‘‘Provident’’), a publicly traded Canadian energy trust.  Provident acquired its interest in BreitBurn Energy in June 2004 with the intent to use BreitBurn Energy as the primary acquisition vehicle to grow its upstream energy business in the United States.  BreitBurn Energy Corporation (“BreitBurn Corporation”) owns the remaining 4.55% in BreitBurn Energy.  In October 2004, BreitBurn Energy acquired the Orcutt Hills Oil Field in California and in March 2005, it acquired Nautilus Resources, LLC (‘‘Nautilus’’), a privately held company with assets in the Wind River and Big Horn Basins in central Wyoming.

On October 10, 2006, we completed our initial public offering of 6,000,000 units representing limited partner interests in the Partnership at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.  On November 6, 2006, we also completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering (see Note 2 — “Subsequent Events” to the Partnership’s consolidated financial statements).  After the initial public offering and the subsequent over-allotment exercise, Provident and BreitBurn Corporation together own 15,075,758 Common Units, representing an aggregate 68.60% limited partner interest, and an indirect 2% general partner interest in the Partnership; and the public unitholders own 6,900,000 Common Units, representing an aggregate 31.40% limited partner interest in us.

Since the Partnership’s initial public offering was not completed until October 10, 2006, the consolidated financial statements and related footnotes included in this filing are for BreitBurn Energy.  BreitBurn Energy’s results include certain properties and assets that were not conveyed to the Partnership at the closing of our initial public offering.  BreitBurn Energy’s results are presented for illustrative purposes only and are not indicative of the future results of the Partnership.  We have also included historical financial and performance information specifically for our Partnership Properties for the three and nine month periods ended September 30, 2006, as compared to the comparable periods for the prior year in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Partnership Properties

In connection with the initial public offering, BreitBurn Energy contributed to us the Partnership Properties, which include certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  As of December 31, 2005, the total estimated proved reserves of the Partnership Properties were 29.7 MMBoe, of which approximately 98% were oil and 91% were classified as proved developed reserves.  Of these total estimated proved reserves 57% are located in California and 43% are located in Wyoming.  We operate approximately 99% of the total wells in which we have interests.  The Partnership conducts its operations through, and its operating assets are owned by, its subsidiaries.  The Partnership owns directly or indirectly all of the ownership interests in its operating subsidiaries.  The Partnership has no employees.  The Partnership entered into an Administrative Services Agreement with BreitBurn Management, a majority owned subsidiary of Provident, pursuant to which such subsidiary operates the Partnership’s assets and performs other administrative services for the Partnership such as accounting, corporate development, finance, land, legal and engineering.  BreitBurn Management also manages the assets retained by BreitBurn Energy.  In addition, the Partnership entered into an Omnibus Agreement with Provident, which details certain agreements with respect to conflicts of interest.

Retained Properties

BreitBurn Energy retained certain oil and gas properties and other assets (the ‘‘Retained Properties’’) following the initial public offering.  The Retained Properties include the West Pico Unit of the Beverly Hills East Oil Field in the Los Angeles Basin in California, the Orcutt Hills Oil Field in Santa Barbara County, California, which was acquired by BreitBurn Energy in October 2004, and two oilfields being developed in partnership with GE Capital, a subsidiary of General Electric Corporation, in the Los Angeles Basin.  As of December 31, 2005, the total estimated proved reserves of the Retained Properties were 31.3 MMBoe.  The Retained Properties were not contributed to the Partnership at this time due primarily to the relatively significant levels of capital expenditures required to further develop the properties and realize meaningful production.

How We Evaluate our Operations

We use a variety of financial and operational measures to assess our performance.  Among these measures are the following: volumes of oil and natural gas produced; realized prices; operating and general and administrative expenses; and Adjusted EBITDA.

For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, production volumes for the Partnership Properties increased by 75 MBoe, or 7%, from 1,142 MBoe to 1,217 MBoe.  Most of the increase resulted from reporting nine months of production for Nautilus in 2006 as compared to seven months in 2005.  This increase was partially offset by lower production due to natural field declines primarily in our California properties.

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities.  We market our oil and natural gas production to a variety of purchasers based on regional pricing.  Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and relative distance to market.  Our Los Angeles Basin crude oil is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI.  Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded on average at an approximate 30% discount to NYMEX WTI.  Our revenues and net income are sensitive to oil an natural gas prices.  We enter into various derivative contracts in order to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas.  We currently maintain derivative arrangements for a significant portion of our oil and gas production.  See ‘‘Item 3.  Quantitative and Qualitative Disclosure About Market Risk for more detail on our hedging activities.”

In evaluating our production operations, we frequently monitor and assess our operating and general and administrative expenses per Boe produced.  This measure allows us to better evaluate our operating efficiency and is used by us in reviewing the economic feasibility of a potential acquisition or development project.

Operating expenses are the costs incurred in the operation of producing properties.  Expenses for utilities, direct labor, water injection and disposal, production taxes and materials and supplies comprise the most significant portion of our operating expenses.  A majority of our operating cost components are variable and increase or decrease along with our levels of production.  For example, we incur power costs in connection with various production related activities such as pumping to recover oil and gas, separation and treatment of water produced in connection with our oil and gas production, and re-injection of water produced into the oil producing formation to maintain reservoir pressure.  Although these costs typically vary with production volumes, they are driven not only by volumes of oil produced but also volumes of water produced.  Consequently, fields that have a high percentage of water production relative to oil production, also known as a high water cut, will experience higher levels of power costs for each barrel of oil produced.  Certain items, however, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period.  For instance, repairs to our pumping equipment or surface facilities result in increased expenses in periods during which they are performed.

Production taxes vary by state.  Both California and Wyoming impose ad valorem taxes on oil and gas properties.  Various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits.  Wyoming currently imposes a severance tax on oil and gas producers at the rate of 6% of the value of the gross product extracted.  Reduced rates may apply to certain types of wells and production methods, such as new wells, renewed wells, stripper production and tertiary production.  The November 2006 ballot in California included a proposal that would have imposed a similar severance tax, effective January 1, 2007.  The measure was defeated, but if it was approved, the California severance tax would have been assessed on the gross value of oil produced at the rates of 1.5% for oil at $10.00 to $25.00 per barrel, 3% for oil at $25.01 to $40.00 per barrel, 4.5% for oil at $40.01 to $60.00 per barrel, and 6% for oil over $60.00 per barrel.  Reduced rates would have applied to wells that are incapable of producing an average of more than ten barrels of oil per day during a taxable month.  The backers of the initiative have publicly stated that they will continue to push for adoption of such an initiative in future elections.

The Partnership expects to incur $2.3 million of additional general and administrative expenses annually as a result of being a public company.  The Partnership entered into an Administrative Services Agreement with BreitBurn Management, pursuant to which BreitBurn Management began operating the Partnership’s assets and performing other administrative services for the Partnership such as accounting, corporate development, finance, land, legal and engineering.  BreitBurn Management is entitled to be reimbursed by the Partnership for its expenses incurred on behalf of the Partnership.  BreitBurn Management is also managing the operations of BreitBurn Energy and will be reimbursed by BreitBurn Energy for its general and administrative expenses incurred on its behalf.

We define Adjusted EBITDA as net income plus exploration expense, interest expense, depletion, depreciation and amortization, unrealized loss or gain on hedging, loss or gain on sale of assets, cumulative effects of changes in accounting principle, and income tax provision.

We use Adjusted EBITDA to assess:

•      the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•      the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•      our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and

•      the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

We are required to report Adjusted EBITDA to our lenders under our new credit facility, and to use Adjusted EBITDA to determine our compliance with the consolidated leverage test thereunder.  Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.  Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

The tables below present Adjusted EBITDA and provide a reconciliation of net income and net cash from operating activities, the most directly comparable financial performance and liquidity measures, for BreitBurn Energy, our predecessor.  The Partnership will use a similar measure in the future.

	Historical
	BreitBurn Energy Company L.P.
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Thousands of dollars	2006	2005	2006	2005
Reconciliation of consolidated net income to Adjusted EBITDA:
Net income	$34,439	$12,335	$43,384	$24,056
Unrealized (gain) loss on derivative instruments	(19,706)	131	(1,986)	7,192
Depreciation expense	3,957	2,846	10,964	7,510
Interest expense	1,041	787	2,737	1,308
Cumulative effect of accounting change	—	—	(577)	—
Deferred income taxes	237	—	237	—
Adjusted EBITDA	$19,968	$16,099	$54,759	$40,066

	Historical
	BreitBurn Energy Company L.P.
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Thousands of dollars	2006	2005	2006	2005
Reconciliation of net cash from operating activities to Adjusted EBITDA:
Net cash from operating activities	$21,136	$17,753	$53,416	$31,540
Add:
Increase(decrease) in current assets and current liabilities relating to operating activities	11,100	810	2,903	4,586
Unrealized (gain) loss on financial derivative instruments	(19,706)	131	(1,986)	7,192
Cash interest expense and other fin costs, net	1,041	787	2,737	1,308
Equity in earnings from affiliates, net	(69)	(30)	(48)	40
Stock based compensation paid	1,057	—	4,400	1,975
Deferred Stock based comp.	(757)	(3,023)	(6,909)	(5,228)
Long-term non-hedging derivatives	7,050	(172)	173	(946)
Minority interest	(219)	—	1,039	—
Other	(665)	(157)	(966)	(401)
Adjusted EBITDA	$19,968	$16,099	$54,759	$40,066

Outlook

Oil and natural gas prices have increased significantly since the beginning of 2004, which have increased our oil and natural gas sales in 2006 compared to 2005.  The Partnership anticipates a continued favorable commodity price environment in 2006 and into 2007.  Significant factors that will impact near-term commodity prices include political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators.  A substantial portion of the Partnership’s estimated production is currently hedged through September 30, 2008, and the Partnership intends to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on its oil and gas revenues.

The increase in commodity prices has resulted in increased drilling activity and demand for drilling and operating services and equipment in North America.  Due to the expected continued high commodity price environment and related demand pressures, the Partnership anticipates drilling service and labor costs, as well as costs of equipment and raw materials, to remain at or exceed the levels experienced in 2005 and 2006.

The Partnership expects to fund its 2006 and 2007 capital expenditures with cash flow from operations.  The Partnership also estimates that it will have sufficient cash flow from operations after funding its capital expenditures to enable it to make its initial quarterly distributions of $0.4125 per unit to unitholders in 2007.  See ‘‘—Liquidity and Capital Resources’’ below.

The Partnership expects to continue to pursue asset acquisition opportunities in 2006 and 2007, but expects to confront intense competition for these assets.  The Partnership believes that its structure as a pass-through vehicle for tax purposes will allow it to have a lower cost of capital for acquisition opportunities than many of its taxable competitors.

Results of Operations

The table below summarizes the results of operations and period-to-period comparisons for BreitBurn Energy, which includes both the Partnership Properties and the Retained Properties.

	Historical
	BreitBurn Energy Company L.P.
	Three Months		Nine Months
Thousands of dollars,	Ended September 30,		Ended September 30,
except as indicated	2006	2005	2006	2005
Total Production (MBoe)	636	647	1,883	1,771
Average daily production (Boe/d)	6,914	7,029	6,897	6,489

Average Realized Prices per Boe (a)	$59.65	$53.48	$57.03	$46.83
Crude oil (per barrel)	$61.16	$53.93	$58.11	$47.27
Natural gas (per Mcf)	$4.85	$6.99	$5.92	$6.34

(a) excludes realized and unrealized gains and losses on derivative instruments

Revenues
Oil, natural gas and NGL sales	$37,947	$34,581	$107,377	$82,963
Realized gain (loss) on derivative instruments	(1,959)	(4,818)	(3,896)	(9,408)
Unrealized gain (loss) on derivative instruments	19,706	(131)	1,986	(7,192)
Other revenue, net	386	164	922	639
Total revenues and other income items	$56,080	$29,796	$106,389	$67,002
Expenses
Operating costs (b)	$11,616	$8,868	$33,828	$22,902
DD&A	$3,957	$2,846	$10,964	$7,510
General and administrative expenses	$4,202	$4,894	$16,389	$10,998
Expenses, per Boe
Operating costs (b)	$18.26	$13.71	$17.97	$12.93
DD&A	$6.22	$4.40	$5.82	$4.24
General and administrative expenses	$6.61	$7.57	$8.70	$6.21

(b) Operating costs includes $1.3 million, or $0.70 per Boe, in the nine months ended September 30, 2006 for due diligence costs related to a real estate transaction, which is not related to oil operations.

Comparison of Results of BreitBurn Energy for the Three and Nine Months Ended September 30, 2006 and 2005

The variance in results for BreitBurn Energy was due to the following components:

Production—BreitBurn Energy

For the three months ended September 30, 2006, as compared to the same period a year ago, production decreased by 11 MBoe, or 2%, from 647 MBoe to 636 MBoe.  The decrease was due to natural production declines.

For the nine months ended September 30, 2006, as compared to the same period a year ago, production increased 112 MBoe, or 6%, from 1,771 MBoe to 1,883 MBoe.  Most of the increase resulted from reporting nine months of production for Nautilus in 2006 as compared to seven months in 2005.

Revenues—BreitBurn Energy

For the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, total revenues increased $26.3 million.  Of the increase, $19.8 million was attributable to unrealized derivative gains in 2006 versus a small unrealized loss in 2005, as a result of declining crude oil prices.  In addition, the current quarter included $2.9 million in lower realized losses on derivative instruments.  The quarter results also benefited from higher average realized crude oil prices, which increased revenues $4.4 million.  These positive factors were partially offset by lower crude oil production, which decreased revenues by $0.9 million.

For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, total revenues increased $39.4 million.  The majority of the increase was attributable to higher crude oil prices, which increased revenues by $19.4 million.  In addition, the nine months results of 2006 were higher by $9.2 million compared to the same period of 2005 due to unrealized derivative gains in 2006 versus unrealized losses in 2005.  The nine months results of 2006 reflected $5.5 million in lower realized losses on derivative instruments compared with the same period a year ago.  The current year results also reflected higher revenues of $5.2 million, which was attributable to higher production, primarily due from including a full nine months of Nautilus production in 2006 as compared to seven months in 2005.  These positive factors were partially offset by a decrease in natural gas prices, which decreased revenues by $0.2 million.

Realized prices—BreitBurn Energy

Average prices realized by BreitBurn Energy before the effects of derivative instruments for the quarters ended September 30, 2006 and 2005 were $59.65 per Boe and $53.48 per Boe, respectively.  Including the effect of gains and losses from realized derivative instruments, the average price received per Boe for the three months ended September 30, 2006 and 2005 was lower by $3.08 per Boe and $7.45 per Boe, respectively.

On an oil equivalent basis, average prices realized by BreitBurn Energy before the effects of derivative instruments for the nine months ended September 30, 2006 and 2005 were $57.03 per Boe and $46.83 per Boe, respectively.  Including the effect of gains and losses from realized derivative instruments, the average price received per Boe for the nine months ended September 30, 2006 and 2005 was lower by $2.07 per Boe and $5.31 per Boe, respectively.

BreitBurn Energy’s derivative instruments were not designated as hedges under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and any gains and losses were recognized immediately in earnings.  See discussion ‘‘—Derivative Instruments and Hedging Activities’’ included below in critical accounting policies and estimates.

Operating expenses—BreitBurn Energy

For the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, operating expenses per Boe increased from $13.71 per Boe to $18.26 per Boe, or 33%.  This increase was primarily due to overall increases in labor, service, insurance and production and property tax costs.  Higher property taxes in 2006 added $2.04 per Boe to operating expenses (see Note 12 of BreitBurn Energy’s consolidated financial statements).

For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, operating expenses increased from $12.93 per Boe to $17.97 per Boe, or 39%.  Included in these costs were due diligence costs of $1.3 million, or $0.70 per Boe, for a real estate transaction which is not related to oil and gas operations.  The remaining increases were primarily due to overall increases in labor, service, insurance and production and property tax costs.  Higher property taxes in 2006 added $1.89 per Boe to operating expenses (see Note 12 of BreitBurn Energy’s consolidated financial statements).

General and administrative expenses—BreitBurn Energy

For the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, general and administrative expenses decreased by $0.7 million, primarily due to lower equity based compensation of $2.3 million, which was partially offset by $1.0 million in increased wages due to higher staff levels and $0.3 million in higher outside legal and accounting expenses.

For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, general and administrative expenses increased by $5.4 million, of which $1.5 million was due to equity based compensation, mostly from the co-chief executive officer and key employee plans, $3.2 million was due to increased wages due to higher staff levels and $1.4 million was due to increased outside legal and accounting expenses.  These factors were partially offset with higher capitalized technical labor and associated costs of $1.4 million.

Depletion, depreciation and amortization—BreitBurn Energy

For the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, depletion, depreciation and amortization increased from $4.40 per Boe to $6.22 per Boe due to the result of changes in capital costs and reserve estimates at December 31, 2005, primarily related to the Nautilus and Orcutt acquisitions.

For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, depletion, depreciation and amortization increased from $4.24 per Boe to $5.82 per Boe due to the result of changes in capital costs and reserve estimates at December 31, 2005, primarily related to the Nautilus & Orcutt acquisitions and higher future development costs and capital costs in 2005, for which there were no immediate reserve additions.

Interest and financing costs—BreitBurn Energy

For the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, interest and financing costs increased by $0.3 million due to higher outstanding debt balances.

For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, interest and financing costs increased by $1.4 million due to higher outstanding debt balances during the nine month period ended September 30, 2006 and higher interest rates.

The table below summarizes certain of the results of operations and period-to-period comparisons attributable to the Partnership Properties for the periods indicated.  These results are presented for illustrative purposes only and are not indicative of the future results of the Partnership Properties contributed to us at the closing of our initial public offering.

	Historical
	Partnership
	Three Months		Nine Months
Thousands of dollars,	Ended September 30,		Ended September 30,
except as indicated	2006	2005	2006	2005
Total Production (MBoe)	412	433	1,217	1,142
Average daily production (Boe/d)	4,475	4,703	4,457	4,182

Average Realized Prices per Boe (a)	$59.98	$53.36	$56.69	$46.61
Crude oil (per barrel)	$60.99	$53.53	$57.34	$46.90
Natural gas (per Mcf)	$4.32	$7.32	$5.32	$5.82

(a) excludes realized and unrealized gains and losses on derivative instruments

Revenues
Oil, natural gas and NGL sales	$24,740	$23,113	$69,315	$53,252
Realized gain (loss) on derivative instruments	(1,103)	(3,089)	(1,104)	(5,907)
Unrealized gain (loss) on derivative instruments	17,104	(181)	229	(4,516)
Other revenue, net	408	184	945	688
Total revenues and other income items	$41,149	$20,027	$69,385	$43,517
Expenses
Operating costs	$7,795	$5,912	$20,738	$14,565
DD&A	$2,746	$1,639	$7,377	$4,182
Expenses, per Boe
Operating costs	$18.93	$13.66	$17.04	$12.76
DD&A	$6.67	$3.79	$6.06	$3.66

Comparison of Results of the Partnership Properties for the Three and Nine Months Ended September 30, 2005 and 2006

The variance in the results for the Partnership was due to the following components:

Production—the Partnership Properties

The Partnership Properties accounted for approximately 65% of BreitBurn Energy’s production for the three months ended September 30, 2006 compared with 67% for the same period a year ago.  The Partnership Properties accounted for approximately 65% of BreitBurn Energy’s production for the nine months ended September 30, 2006 compared with 64%, for the same period a year ago.

For the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, production volumes decreased by 21 MBoe, or 5%, from 433 MBoe to 412 MBoe.  For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, production volumes increased by 75 MBoe, or 7%, from 1,142 MBoe to 1,217 MBoe.  The decrease in the three months period of 2006 was as a result of natural field declines primarily in our California properties.  Most of the increase in the nine months period of 2006 resulted from reporting nine months of production for Nautilus in 2006 as compared to seven months in 2005.

Revenues—the Partnership Properties

For the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, total revenues increased $21.1 million.  Of the increase, $17.3 million was attributable to unrealized derivative gains in 2006 versus a small unrealized loss in 2005, as a result of declining crude oil prices.  In addition, the quarter results benefited from higher average realized crude oil prices, which increased revenues $3.0 million and $2.0 million from lower realized derivative losses in the current quarter of 2006 compared with the same period a year ago.  These positive factors were partially offset by lower production, which decreased revenues by $1.2 million.

For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, total revenues increased $25.9 million.  The majority of the increase was attributable to higher crude oil prices, which increased revenues by $12.4 million.  The current year results also reflected higher revenues of $4.2 million, which was attributable to including a full nine months of Nautilus production in 2006 as compared to seven months in 2005.  In addition, the nine months results of 2006 were higher by $4.7 million compared to the same period of 2005 due to unrealized derivative gains in 2006 versus unrealized losses in 2005.  The nine months results of 2006 were higher by $4.8 million compared to the same period of 2005 due to lower realized derivative losses in 2006 versus 2005.

Operating expenses—the Partnership Properties

For the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, operating expenses increased from $13.66 to $18.93 per Boe, or 38%.  This increase was primarily due to overall increases in labor, service, insurance and production and property tax costs.  Higher property taxes in 2006 added $2.45 per Boe to operating expenses.

For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, operating expenses increased from $12.76 to $17.04 per Boe, or 34%.  This increase was primarily due to overall increases in labor, service, insurance and production and property tax costs.  Higher property taxes in 2006 added $1.93 per Boe to operating expenses.

Depletion, depreciation and amortization—the Partnership Properties

For the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, depletion, depreciation and amortization increased from $3.79 per Boe to $6.67 per Boe due to the result of changes in capital costs and reserve estimates at December 31, 2005, primarily related to the Nautilus acquisition.

For the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, depletion, depreciation and amortization increased from $3.66 per Boe to $6.06 per Boe due to the result of changes in capital costs and reserve estimates at December 31, 2005, primarily related to the Nautilus acquisition and higher future development costs and capital costs in 2005, for which there were no immediate reserve additions.

Liquidity and Capital Resources

The Partnership’s primary sources of liquidity are expected to be cash generated from its operations, amounts available under its new revolving credit facility described below and funds from future private and public equity and debt offerings.  In connection with the initial public offering, the Partnership assumed approximately $36.5 million in outstanding indebtedness under BreitBurn Energy’s existing credit facility, which the Partnership repaid with a portion of the net proceeds from the initial public offering.  The Partnership also made a distribution of $63.2 million of the net proceeds from the initial public offering to Provident and BreitBurn Corporation.

The Partnership plans to make substantial capital expenditures in the future for the acquisition, exploitation and development of oil and natural gas properties.  The Partnership has budgeted capital expenditures for 2007 of approximately $16 million.  The Partnership intends to finance these capital expenditures with cash flow from operations.  The Partnership intends to finance its acquisition and future development and exploitation activities with a combination of cash flow from operations and issuances of debt and equity.

If cash flow from operations does not meet the Partnership’s expectations, it may reduce the expected level of capital expenditures and/or fund a portion of the expenditures using borrowings under its credit agreement, issuances of debt and equity securities or from other sources.  Funding its capital program from sources other than cash flow from operations could limit the Partnership’s ability to make acquisitions.  In the event the Partnership makes one or more acquisitions and the amount of capital required is greater than the amount the Partnership has available for acquisitions at that time, the Partnership would reduce the expected level of capital expenditures and/or seek additional capital.  If the Partnership seeks additional capital for that or other reasons, the Partnership may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means.  The Partnership cannot assure you that needed capital will be available on acceptable terms or at all.  The Partnership’s ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in its credit agreement.  If the Partnership is unable to obtain funds when needed or on acceptable terms, the Partnership may not be able to complete acquisitions that may be favorable to the Partnership or finance the capital expenditures necessary to replace its reserves.

Credit Facility

On October 10, 2006, in connection with our initial public offering, our wholly owned subsidiary, BreitBurn Operating LP, as borrower, and we and our operating subsidiaries, as guarantors, entered into a $400.0 million revolving credit facility, with an initial borrowing base of $90.0 million, with Wells Fargo Bank, N.A., administrative agent, lead arranger, and issuing lender, and a syndicate of banks.  The credit facility will mature in September 2010 and borrowings bear interest, at a rate per annum equal to the lesser of (i) the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit facility), or (ii) the Highest Lawful Rate (as defined in the credit facility).  Under the credit facility, borrowings may be used (i) to refinance a portion of BreitBurn Energy’s indebtedness, (ii) for standby letters of credit to the sub-facility amount of $5.0 million, (iii) for working capital purposes, (iv) for general company purposes, and (v) for certain permitted acquisitions enumerated by the credit facility.  Borrowings under the credit facility are secured by a first-priority lien on and security interest in all of BreitBurn Operating L.P.’s assets.  The credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders; make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The events that constitute an Event of Default under the credit facility are customary for loans of this size, including payment defaults; breaches of representations, warranties or covenants; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; failure to perform under a material agreement; and occurrence of a material adverse effect.

The credit facility requires the Partnership to maintain a leverage ratio (defined as the ratio of total debt to EBITDA) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00.  In addition, the credit facility requires us to maintain a current ratio as of the last day of each quarter, of not less than 1.10 to 1.00.  Furthermore, we are required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  The credit facility defines EBITDA in the same manner as Adjusted EBITDA is used in this report.  As of September 30, 2006, we would have been in compliance with these covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

In addition to the new credit facility described above, the Partnership entered into an Administrative Services Agreement with BreitBurn Management upon completion of our initial public offering, pursuant to which BreitBurn Management operates the Partnership’s assets and performs other administrative services for the Partnership such as accounting, corporate development, finance, land, legal and engineering.  BreitBurn Management is entitled to be reimbursed by the Partnership for its direct expenses incurred on behalf of the Partnership.  BreitBurn Management also manages the operations of BreitBurn Energy and is entitled to be reimbursed by the Partnership and BreitBurn Energy for general and administrative expenses incurred on their behalf.

The Partnership did not have any off-balance sheet arrangements as of September 30, 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations for BreitBurn Energy and the Partnership Properties are based upon the consolidated financial statements of BreitBurn Energy, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires BreitBurn Energy and the Partnership to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  BreitBurn Energy and the Partnership evaluate their estimates and assumptions on a regular basis.  BreitBurn Energy and the Partnership base their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of the financial statements of BreitBurn Energy and the Partnership.  Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments.  The development, selection and disclosure of each of these policies will be discussed with and reviewed by the Partnership’s audit committee.  The Partnership believes these accounting policies reflect the more significant estimates and assumptions used in preparation of the financial statements of BreitBurn Energy and the Partnership.  See Note 2 of BreitBurn Energy’s consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

Successful Efforts Method of Accounting

BreitBurn Energy and the Partnership account for oil and gas properties using the successful efforts method.  Under this method of accounting, leasehold acquisition costs are capitalized.  Subsequently, if proved reserves are found on an undeveloped property, the leasehold costs are transferred to proved properties.  Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

Depletion, depreciation and amortization of producing oil and gas properties is recorded based on units of production.  Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves.  SFAS No. 19—Financial Accounting and Reporting for Oil and Gas Producing Companies requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves.

Geological, geophysical and dry hole costs on oil and gas properties relating to unsuccessful exploratory wells are charged to expense as incurred.

Oil and gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable.  BreitBurn Energy and the Partnership assess impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices.  If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

Property acquisition costs are capitalized when incurred.

Oil and Gas Reserve Quantities

The estimates of proved reserves of BreitBurn Energy and the Partnership are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.  Annually, Netherland, Sewell & Associates, Inc. prepares a reserve and economic evaluation of all the properties of BreitBurn Energy and the Partnership on a well-by-well basis.

Estimated proved reserves and their relation to estimated future net cash flows impact the depletion and impairment calculations of BreitBurn Energy and the Partnership.  As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates.  BreitBurn Energy and the Partnership prepare their disclosures for reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines.  The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports.  The accuracy of the reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and natural gas that are ultimately recovered.  In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

Our estimates of proved reserves materially impact depletion expense.  If the estimates of proved reserves decline, the rate at which the Partnership records depletion expense will increase, reducing future net income.  Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields.  In addition, a decline in proved reserve estimates may impact the outcome of the Partnership’s assessment of its oil and gas producing properties for impairment.

Asset Retirement Obligations

As described in Note 9 of BreitBurn Energy’s consolidated financial statements, BreitBurn Energy follows SFAS No. 143, Accounting for Asset Retirement Obligations.  Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service and are amortized over proved reserves using the units of production method.  The engineers of BreitBurn Energy estimate asset retirement costs using existing regulatory requirements and anticipated future inflation rates.  The Partnership follows the same accounting policy.

Environmental Expenditures

BreitBurn Energy reviews, on an annual basis, its estimates of the cleanup costs of various sites.  When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.  For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments.  BreitBurn Energy does not discount any of these liabilities.  The Partnership follows the same accounting policy.

Derivative Instruments and Hedging Activities

BreitBurn Energy and the Partnership periodically use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing their exposure to price fluctuations.  Currently, these instruments include swaps and collars.  Additionally, BreitBurn Energy and the Partnership may use derivative financial instruments in the form of interest rate swaps to mitigate their interest rate exposure. BreitBurn Energy and the Partnership account for these activities pursuant to SFAS No. 133.  This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.  The accounting for changes in the fair market value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation, which is established at the inception of a derivative instrument. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the company’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the  method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.  For derivative instruments designated as cash flow hedges, changes in fair market value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed at least quarterly based on the total changes in the derivative instrument’s fair market value. Any ineffective portion of the derivative instrument’s change in fair market value is recognized immediately in earnings.  Subsequent to Provident’s acquisition of BreitBurn Energy in June 2004, BreitBurn Energy discontinued accounting for its derivative instruments as cash flow hedges under SFAS No. 133 and began to recognize changes in the fair value of its derivative instruments immediately in earnings.  See ‘‘Item 3.  Quantitative and Qualitative Disclosure About Market Risk for more detail on the Partnership’s hedging activities.”

New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  In July 2006, the FASB issued FIN 48, which will become effective for us on January 1, 2007.  This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.  We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

SFAS No. 157, Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, which will become effective for us on January 1, 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards.  The impact, if any, to the Company from the adoption of SFAS No. 157 in 2008 will depend on the Company’s assets and liabilities at that time that are required to be measured at fair value.

FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.  In September 2006, the FASB issued Staff Position No. AUG AIR-1, which will become effective for the Company on January 1, 2007.  The Staff Position prohibits companies from recognizing planned major maintenance cost by accruing a liability over several reporting periods before the maintenance is performed or over interim-reporting periods within the annual period in which the cost is expected to be incurred.  We do not expect the standard will have any effect on its results of operations or financial position, as expenditures for routine and major maintenance projects, repairs and minor renewals to maintain facilities in operating condition are generally expensed as incurred.  Major replacements and renewals are capitalized.

In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  While not an official rule or interpretation of the SEC, SAB No. 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements.  The Company does not anticipate any impact to the preparation of its year-end 2006 financial statements from adopting the guidance of SAB No. 108.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Partnership’s potential exposure to market risks.  The term ‘‘market risk’’ refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.  This forward-looking information provides indicators of how the Partnership views and manages its ongoing market risk exposures.  All of the Partnership’s market risk sensitive instruments were entered into for purposes other than speculative trading.

Due to the historical volatility of crude oil and natural gas prices, the Partnership has entered into various derivative instruments to manage exposure to volatility in the market price of crude oil.  The Partnership intends to use options (including collars) and fixed price swaps for managing risk relating to commodity prices.  All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement.  While this strategy may result in the Partnership having lower revenues than the Partnership would otherwise have if it had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial.  The Partnership has derivative contracts in place for approximately two-thirds of its crude oil production through September 30, 2008.

Cumulative Effect of Derivative Transactions

Oil.  As of November 15, 2006, the Partnership had entered into swap agreements and collars with respect to the Partnership Properties to receive average NYMEX West Texas Intermediate prices as summarized below:

	Minimum
	Volume	Average
	Bbls/d	Price
July 1, 2006 - June 30, 2007	3,500	$67.85
July 1, 2007 - June 30, 2008	3,150	$68.06
July 1, 2008 - September 30, 2008	2,500	$60.00
October 1, 2008 - September 30, 2009	750	$60.00

Location and quality differentials attributable to the Partnership Properties are not reflected in the above prices.  The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

Portfolio of Derivative Transactions

The Partnership’s portfolio of commodity derivative transactions as of November 15, 2006 is summarized below:

Year	Product	Volume	Terms	Effective Period
2006/2007	Light oil	500 Bbl/d	Swap $65.86 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $66.50 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $67.80 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $69.55 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $69.65 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $70.35 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $64.80 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $65.88 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $66.28 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $67.12 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	250 Bbl/d	Swap $67.57 per Bbl	October 1, 2006 - June 30, 2007
2006/2007	Light oil	500 Bbl/d	Swap $71.28 per Bbl	October 1, 2006 - June 30, 2007
2007/2008	Light oil	250 Bbl/d	Swap $69.65 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $65.05 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $65.45 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $67.37 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $65.63 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $66.17 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Swap $70.35 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	500 Bbl/d	Swap $71.10 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	400 Bbl/d	Swap $71.00 per Bbl	July 1, 2007 - June 30, 2008
2007/2008	Light oil	250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	July 1, 2007 - June 30, 2008
2008	Light oil	2500 Bbl/d	Swap $60.00 per Bbl	July 1, 2008 - September 30, 2008
2008/2009	Light oil	500 Bbl/d	Swap $60.00 per Bbl	October 1, 2008 - September 30, 2009
2008/2009	Light oil	250 Bbl/d	Swap $60.00 per Bbl	October 1, 2008 - September 30, 2009

The Partnership enters into derivative contracts, primarily collars, swaps and option contracts in order to mitigate the risk of market price fluctuations to achieve more predictable cash flows.  While the Partnership’s current use of these derivative instruments limits the downside risk of adverse price movements, it also limits future revenues from favorable price movements.  The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis.  We measure effectiveness on a quarterly basis.  Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective.  The Partnership’s derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price differentials.  For instance, the Partnership’s physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while its derivative contracts are tied to NYMEX WTI crude oil prices.

All derivative instruments are recorded on the balance sheet at fair value.  Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty.  Changes in the fair value of the effective portion of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to the statement of operations as a component of commodity derivative income (loss) when the hedged transaction occurs.  Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge, as well as the ineffective portion of hedge derivatives, are recorded in commodity derivative income (loss) on the statement of operations.  The Partnership determines hedge ineffectiveness based on changes during the period in the price differentials between the index price of the derivative contracts and the contract price for the point of sale for the cash flow that is being hedged.  Hedge ineffectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction.  Ineffectiveness is recorded in earnings to the extent the cumulative changes in fair value of the actual derivative exceed the cumulative changes in fair value of the hypothetical derivative.

Changes in Fair Value

The fair value of the Partnership’s outstanding oil commodity derivative instruments and the change in fair value that would be expected from a $5.00 per barrel increase in the price of oil, as of November 15, 2006, is shown in the table below:

		Effect of
	Fair	$5.00/Bbl
Thousands of dollars	Value	Increase
Derivatives not designated as hedging instruments	$227	$(17,040)

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the cash gain or loss that would have been realized if the contracts had been closed out at period end.  All derivative positions offset physical positions exposed to the cash market.  None of these offsetting physical positions are included in the above table.  Price risk sensitivities were calculated by assuming across-the-board increases in price of $5.00 per barrel for oil regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to lower volatility in out-month prices.

Item 4.  Controls and Procedures.

(a)       Evaluation of disclosure controls and procedures

Our Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2006, have concluded that as of September 30, 2006 our disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to us and required to be included in our periodic filings under the Exchange Act would be made known to them by others within those entities.

(b)      Changes in internal control over financial reporting

Omitted pursuant to SEC Release No. 34-51293.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors disclosed in our Prospectus filed pursuant to Rule 424(b)(4) on October 5, 2006 (File No. 333-134049).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2006, we priced an initial public offering of 6,000,000 Common Units at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount, which closed on October 10, 2006.  The initial public offering was made pursuant to a registration statement on Form S-1 (File No. 333-134049) that was declared effective by the SEC on October 3, 2006.  RBC Capital Markets Corporation, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, A.G. Edwards & Sons, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and Canaccord Adams Inc. were the underwriters to our offering.  Total proceeds from the sale of the Common Units were $111 million, before underwriting discounts and offering discounts of $7.8 million and $3.5 million, respectively.  We used the net proceeds of $99.7 million from our initial public offering to repay $36.5 million in outstanding indebtedness and to make a distribution of $63.2 million to Provident and BreitBurn Corporation.  Provident owns an aggregate 65.55% limited partner interest in us and BreitBurn Corporation is owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner.  On November 1, 2006, the underwriters exercised their over-allotment option to purchase an additional 900,000 Common Units at the initial public offering price of $18.50 per unit, which closed on November 6, 2006.  Total proceeds from the sale of these Common Units were $16.7 million, before underwriting discounts of $1.2 million.  The net proceeds of $15.5 million from the exercise of the underwriters’ over-allotment option were used to redeem 900,000 Common Units owned by Provident and BreitBurn Corporation.  Following redemption, those Common Units were cancelled.  After completion of the initial public offering and the underwriters’ over-allotment option exercise, there are no additional Common Units available for sale under the registration statement on Form S-1.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1*

Certificate of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 (File No. 333-134049) for BreitBurn Energy Partners L.P. filed on July 13, 2006)

3.2*

First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.1*

Credit Agreement, dated October 10, 2006, between BreitBurn Operating L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.2*

Contribution, Conveyance and Assumption Agreement, dated as of October 10, 2006, by and among Pro GP Corp., Pro LP Corp., BreitBurn Energy Corporation, BreitBurn Energy Company L.P., BreitBurn Management Company, LLC, BreitBurn GP, LLC, BreitBurn Energy Partners L.P., BreitBurn Operating GP, LLC and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.3*

Omnibus Agreement, dated as of October 10, 2006, by and among Provident Energy Trust, Pro GP Corp., BreitBurn Energy Company L.P., BreitBurn GP, LLC and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006 (File No. 333-134049))

10.4*

Administrative Services Agreement, dated as of October 10, 2006, by and among BreitBurn GP, LLC, BreitBurn Energy Partners L.P., BreitBurn Operating L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.5*

Adoption Agreement, dated as of October 10, 2006, between BreitBurn Energy Company L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.6*

BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan effective as of October 10, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Form S-1 (File No. 333-134049) for BreitBurn Energy Partners L.P. filed on September 19, 2006)

10.7*

Amended and Restated Employment Agreement of Halbert S. Washburn, dated as of October 10, 2006 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.8*

Amended and Restated Employment Agreement of Randall H. Breitenbach, dated as of October 10, 2006 (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

10.9*

Amendment to the Employment Agreement of James G. Jackson, dated as of October 10, 2006 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006 (File No. 333-134049))

31.1**	Rule 13a-14(a)/15d-14(a) Certifications
32.1**	Section 1350 Certifications

*   Previously filed

** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

By: BREITBURN GP, LLC,
its General Partner

Dated: November 16, 2006	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: November 16, 2006	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer