Form 10-K
period 2006-12-31
BreitBurn Energy Partners L.P.
filed 2007-04-02
CIK 1357371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐     No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of April 2, 2007, there were 21,975,758 Common Units outstanding.  The aggregate market value of the Units held by non-affiliates of the registrant (31.40%) was approximately $225 million for the Common Units on March 27, 2007 based on $32.69 per unit, the last reported sales price of the units on the Nasdaq Global Select Market on such date.

Documents Incorporated By Reference: None

BreitBurn Energy Partners L.P. and Subsidiaries

TABLE OF CONTENTS

		Page No.
	Glossary	1
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	4
	PART I

Item 1.	Business.	5
Item 1A	Risk Factors	18
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties.	34
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34

	PART II

Item 5.	Market For Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities.	35
Item 6.	Selected Financial Data.	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	51
Item 8.	Financial Statements and Supplementary Data.	52
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	52
Item 9A.	Controls and Procedures.	53
Item 9B.	Other Information	54

	PART III

Item 10.	Directors and Executive Officers of Our General Partner.	54
Item 11.	Executive Compensation.	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.	84
Item13.	Certain Relationships and Related Transactions and Director Independence.	85
Item 14.	Principal Accountant Fees and Services.	87

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	88

GLOSSARY OF OIL AND GAS TERMS

The following is a description of the meanings of some of the oil and gas industry terms that may be used in this report.  The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

        exploratory well:    A well drilled to find and produce oil and gas reserves that is not a development well.

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

GLOSSARY OF OIL AND GAS TERMS (Continued)

        working interest:    The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

        workover:    Operations on a producing well to restore or increase production.

        References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries.  References in this filing to “BreitBurn Energy” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries.  References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner.  References in this filing to “Provident” refer to Provident Energy Trust, the ultimate parent company of the majority owner of our general partner, and its wholly owned subsidiaries.  References in this filing to “Pro GP” refer to Pro GP Corp, BreitBurn Energy’s general partner and indirect subsidiary of Provident.  References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner.  References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator. References in this filing to “Partnership Properties” or “our properties” refer to, as of December 31, 2006, the oil and gas properties contributed to BreitBurn Energy Partners L.P. and its subsidiaries by BreitBurn Energy Company L.P. in connection with the Partnership’s initial public offering.  These oil and gas properties include certain fields in the Los Angeles Basin in California, including interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  As of the effective date of January 1, 2007, “Partnership Properties” or “our properties” include an acquisition in the Lazy JL Field in the Permian Basin in West Texas.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This cautionary note is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward- looking and may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “forecasts,” “could,” “will” and words of similar meaning.  Examples of these types of statements include those regarding:

•                  estimates of oil and gas reserves recoverable in future years and related future net cash flows,

•                  assessments of hydrocarbon formations and potential resources,

•                  exploration, development and other plans for future operations,

•                  production rates, timing and costs and sales volumes and prices,

•                  revenues, earnings, cash flows, liabilities, capital expenditures and other financial measures,

•                  anticipated liquidity,

•                  the amount and timing of environmental and other contingent liabilities, and

•                  other statements regarding future events, conditions or outcomes.

Although these statements are based upon our current expectations and beliefs, they are subject to known and unknown risks and uncertainties that could cause actual results and outcomes to differ materially from those described in, or implied by, the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments.  These risks and uncertainties include, for example:

•                  the volatility of oil and natural gas prices, including price discounts and differentials to NYMEX WTI;

•                  discovery, estimation, development and replacement of oil and natural gas reserves;

•                  cash flow, liquidity and financial position;

•                  unknown environmental issues;

•                  business and financial strategy;

•                  amount, nature and timing of capital expenditures, including future development costs;

•                  availability and terms of capital;

•                  timing and amount of future production of oil and natural gas;

•                  availability of drilling and production equipment;

•                  operating costs and other expenses;

•                  prospect development and property acquisitions;

•                  marketing of oil and natural gas;

•                  unexpected problems with wells or other equipment;

•                  competition in the oil and natural gas industry;

•                  the impact of weather and the occurrence of natural disasters such as fires, floods, earthquakes and other catastrophic events and natural disasters;

•                  governmental regulation of the oil and natural gas industry;

•                  developments in oil-producing and natural gas-producing countries;

•                  strategic plans, expectations and objectives for future operations; and

•                  other factors discussed in our Risk Factors section in Part I, Item 1A of this report.

Copies of our filings with the Securities and Exchange Commission (“SEC”) are available by calling us at (213) 225-5900 or from the SEC by calling (800) SEC-0330.  The reports are also available on our web site, http://www.breitburn.com/.  Alternatively, you may access these reports at the SEC’s Internet Web site: http://www.sec.gov/.  We undertake no obligation to update the forward-looking statements in this report to reflect future events or circumstances.  All such statements are expressly qualified by this cautionary statement.

PART I

ITEM 1.  BUSINESS.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties.  Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders.  Our assets consist primarily of producing and non-producing crude oil reserves located in the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming and the Permian Basin in West Texas.  We are a Delaware limited partnership formed on March 23, 2006.  We conduct our operations through a wholly owned subsidiary, BreitBurn Operating L.P. (“OLP”) and OLP’s general partner BreitBurn Operating GP, LLC (“OGP”).  The Partnership owns directly or indirectly all of the ownership interests in its operating subsidiaries.

On October 10, 2006, we completed our initial public offering of 6,000,000 units representing limited partner interests in the Partnership at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.  On November 6, 2006, we also completed the sale of an additional 900,000 common units to cover over-allotments in the initial public offering.  The public unitholders ownership represents an aggregate 31.40% limited partner interest.

In connection with the initial public offering, BreitBurn Energy contributed to the Partnership’s wholly owned subsidiaries certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.

The Partnership’s predecessor, BreitBurn Energy, is a 95.55% owned indirect subsidiary of Provident, a publicly traded Canadian energy trust.  Provident acquired its interest in BreitBurn Energy in June 2004.  BreitBurn Corporation owns the remaining 4.45% in BreitBurn Energy.  BreitBurn Corporation, a predecessor of BreitBurn Energy, was formed in May 1988 by Randall H. Breitenbach and Halbert S. Washburn.  Messrs. Breitenbach and Washburn are the co-CEOs of our general partner.  Please read “–Our Relationship with Provident Energy Trust and BreitBurn Corporation.”

Our 2% general partner interest is held by BreitBurn GP, LLC, a Delaware limited liability company, formed on March 23, 2006.  The board of directors of our general partner has sole responsibility for conducting our business and managing our operations.

Our Relationship with Provident Energy Trust and BreitBurn Corporation

Provident, a publicly traded Canadian energy trust owns, acquires and manages oil and gas producing properties and midstream infrastructure assets.  Provident and BreitBurn Corporation have a significant interest in us through their ownership in the aggregate of 15,075,758 common units, representing a 68.60% limited partner interest and a 2% general partner interest.

We are Provident’s primary acquisition vehicle for its upstream operations in the United States.  We are pursuing strategic acquisitions independently.  We also have the opportunity to participate jointly with Provident and its subsidiaries in reviewing potential U.S. acquisitions, including transactions that we would be unable to pursue on our own.  Moreover, we have a right of first offer with respect to the sale by Provident and its affiliates of any of their upstream oil and gas properties in the United States, and we have a preferential right over Provident to acquire any third party upstream oil and gas properties in the United States.  Provident has a preferential right to acquire any third party midstream or downstream assets located in the United States and any third party upstream oil and gas properties or midstream or downstream assets outside the United States, and Provident may offer us the right to participate in any such acquisition.  These obligations run until such time as Provident and its affiliates no longer control our general partner.

The Partnership has no employees.  We entered into an Administrative Services Agreement with BreitBurn Management, which is owned 95.55% by Provident and 4.45% by BreitBurn Corporation, pursuant to which BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering.  All our executives are employees of BreitBurn Management and perform services for both us and BreitBurn Energy.

While our relationship with Provident and its affiliates is a significant attribute, it is also a potential source of conflicts.  We entered into an Omnibus Agreement with Provident and BreitBurn Energy, which sets forth certain agreements with respect to conflicts of interest (see Item 1A of this report – Risks Related to Our Structure).

Organizational Chart

The following diagram depicts our organizational structure as of April 2, 2007:

Provident Energy Trust (1) (2)
14,404,962 Common Units
BreitBurn Corporation (2) (3)
670,796 Common Units
95.55% Ownership Interest
4.45% Ownership Interest
65.55% Limited Partner Interest
BreitBurn Management Company
3.05% Limited Partner Interest
100% Ownership Interest
Public Unitholders
6,900,000
Common Units
BreitBurn GP, LLC
(the General Partner)
2% General Partner Interest
31.40% Limited Partner Interest
Administrative Services Agreement
BreitBurn Energy Partners L.P.
(the Partnership)
100% Ownership Interest
Operating Subsidiaries

(1)          Provident owns its interests in us, our general partner and BreitBurn Management through wholly-owned subsidiaries.

(2)          Provident and BreitBurn Corporation own 95.55% and 4.45%, respectively, of our predecessor BreitBurn Energy, which continues to own oil and gas properties in California and other assets that were not contributed to us in connection with our initial public offering.

(3)          BreitBurn Corporation is owned by Messrs. Breitenbach and Washburn, the co-CEO’s of our general partner.

Business Strategy

Our goal is to provide stability and growth in cash distributions to our unitholders. In order to meet this objective, we plan to continue to follow our core investment strategy, which includes the following principles:

•                  Acquire long-lived assets with low-risk exploitation and development opportunities;

•                  Use our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to maximize reserve recovery;

•                  Utilize the benefits of our relationship with Provident to pursue acquisitions; and

•                  Reduce cash flow volatility through commodity price derivatives.

Operations

Properties

On October 10, 2006, BreitBurn Energy contributed to us the Partnership Properties, which include certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  The following discussion presents the Partnership Properties as if the Partnership owned the properties for the full year, which is provided for better comparability of the Properties’ operational performance.  The Partnership’s financial results reflect activity from October 10, 2006 to December 31, 2006.

As of December 31, 2006, the total estimated proved reserves attributable to the Partnership Properties were 30.7 MMBoe, of which approximately 98% were oil and 93% were classified as proved developed reserves.  Of these total estimated proved reserves 57% were located in California and 43% were located in Wyoming.

The following table summarizes reserves and production for our principal Partnership Properties within our operating regions:

	At December 31, 2006				October 10, 2006 thru December 31, 2006
	Estimated Net	Percent	Estimated	Average	Average
	Proved	of	Proved Developed	Daily	Daily
Field Name	Reserves (1)	Total	Reserves	Production (2)	Production
	(MMBoe)		(MMBoe)	(Boe/d)	(Boe/d)
California — Los Angeles Basin
Santa Fe Springs	11.9	39%	11.7	1,700	1,664
Rosecrans	2.7	9%	2.7	392	374
Brea Olinda	1.9	6%	1.9	234	234
Other	1.0	3%	1.0	154	160
Wyoming — Wind River and Big Horn Basins
Black Mountain	5.3	17%	4.3	489	483
Gebo	2.9	10%	2.6	701	787
North Sunshine	2.8	9%	2.1	300	336
Hidden Dome	1.0	3%	1.0	184	181
Other (3)	1.2	4%	1.1	326	353

Total	30.7	100%	28.4	4,480	4,572

(1)          Our estimated net proved reserves were determined using $60.85 per barrel of oil and $5.64 per MMBtu for natural gas.  For additional proved reserves details, see Note 20 of our consolidated financial statements in this report.

(2)          Reflects average daily production for the entire year.

(3)          Includes additional Wyoming properties, one of which is outside the Wind River and Big Horn Basins.

Pursuant to the Administrative Services Agreement, BreitBurn Management manages all of our properties.  BreitBurn Management employs production and reservoir engineers, geologists and other specialists, as well as field personnel.  We physically operate approximately 99% of the total wells in which we have interests.  As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis.  We do not own drilling rigs or other oilfield services equipment used for drilling or maintaining wells on properties we operate.  Independent contractors engaged by us provide all the equipment and personnel associated with these activities.

California

Los Angeles Basin, California

Our operations in California are concentrated in several large, complex oil fields within the Los Angeles Basin.  For the year ended December 31, 2006, our California production was approximately 2,480 Boe per day and estimated proved reserves as of December 31, 2006 were 17.5 MMBoe.  Our three largest fields, the Santa Fe Springs Field, the Rosecrans Field and the Brea Olinda Field, were acquired by BreitBurn Energy from Texaco in 1999.  These three fields make up 95% of our production and 94.5% of our estimated proved reserves in California.

Santa Fe Springs Field – Our largest property in the Los Angeles Basin measured by current production as well as by proved reserves, is the Santa Fe Springs Field.  We operate 97 active producing wells in the Santa Fe Springs Field and own on average a 99.6% working interest and a 92.9% net revenue interest.  Santa Fe Springs has produced to date from up to 10 productive sands ranging in depth from 3,000 feet to more than 9,000 feet.  The five largest producing zones are the Bell, Meyer, O’Connell, Clark and Hathaway.  In 2006, net production was approximately 1,700 Boe per day and our estimated proved reserves as of December 31, 2006 were 11.9 MMBoe, of which 99% was proved developed.

Rosecrans Field – Our second largest property in the Los Angeles Basin is the Rosecrans Field.  We operate 42 wells in the Rosecrans Field and own a 99.5% working interest and a 91% net revenue interest.  The Rosecrans Field has produced from several productive sands ranging in depth from 3,700 feet to 10,000 feet.  The producing zones are the Padelford, Maxwell, Hoge, Zins and the O’dea.  In 2006, net production was approximately 392 Boe per day and our estimated proved reserves as of December 31, 2006 were 2.7 MMBoe.

Brea Olinda Field – Our third largest property in the Los Angeles Basin is the Brea Olinda Field.  We operate 75 active producing wells at the Brea Olinda property and own a 100% working and net revenue interest.  The Brea Olinda Field produces from the shallow Pliocene formations at a depth of approximately 1,000 feet to the deeper Miocene formation at up to 6,000 feet.  In 2006, net production was approximately 234 Boe per day and our estimated proved reserves as of December 31, 2006 were 1.9 MMBoe.

Other California Fields – Our other fields include the Alamitos lease of the Seal Beach Field, which has 12 wells producing approximately 62 net Boe per day from the Mcgrath and Wasem formations at approximately 7,000 feet, and the Recreation Park lease of the Long Beach Field, which has 7 wells producing approximately 49 net Boe per day from the same zones as the Alamitos lease but approximately 1,000 feet deeper.

Wyoming

Wind River and Big Horn Basins, Wyoming

Our properties in the Wind River and Big Horn Basins were acquired in March 2005, when our predecessor, BreitBurn Energy, acquired Nautilus Resources, LLC (‘‘Nautilus’’).  For the year ended December 31, 2006, net production was approximately 2,000 Boe per day and estimated proved reserves totaled 13.2 MMBoe.  Four fields, Black Mountain, Gebo, North Sunshine and Hidden Dome, made up 84% of our 2006 production and 91% of our 2006 estimated proved reserves in Wyoming.

Black Mountain Field – We operate 57 wells in the Black Mountain Field and hold a 98% working interest and 87% net revenue interest.  We currently produce from 43 active production wells.  Production is from the Tensleep, Amsden and Madison formations with the producing zones as shallow as 2,000 feet and as deep as 4,500 feet.

Net production was approximately 490 Boe per day in 2006 and our estimated proved reserves as of December 31, 2006 were 5.3 MMBoe, of which 80% was proved developed.

Gebo Field – We operate 71 wells in the Gebo Field and hold a 100% working interest and 86% net revenue interest.  Production is from the Tensleep formations from 3,000 to 5,000 feet deep.  In 2006, net production was approximately 700 Boe per day and our estimated proved reserves as of December 31, 2006 were 2.9 MMBoe.

North Sunshine Field – We operate 27 wells in the North Sunshine Field and hold a 100% working interest and 87% net revenue interest.  Production is from the Phosphoria at 3,000 feet and the Tensleep at about 3,500 feet.  In 2006, net production was approximately 300 Boe per day and our estimated proved reserves as of December 31, 2006 were 2.8 MMBoe, of which 75% was proved developed.  In 2006, we drilled 4 successful crude oil wells.

Hidden Dome Field – We operate 28 wells in the Hidden Dome Field and hold a 100% working interest and 90% net revenue interest.  Production is from the Frontier and Tensleep formations with the producing zones as shallow as 1,200 feet and as deep as 4,500 feet.  In 2006, net production was approximately 184 Boe per day and our estimated proved reserves as of December 31, 2006 were 1.0 MMBoe.

Other Wyoming Fields – Our other fields include the Sheldon Dome Field and Rolf Lake Fields in Fremont County, where we operate 26 wells in the Frontier to the Tensleep formations at depths up to 7,300 feet.  In 2006, our Sheldon Dome and Rolf Lake fields produced approximately 154 net Boe per day and 64 net Boe per day, respectively.  We also operate six wells in the Lost Dome Field in Natrona County (outside the Wind River and Big Horn Basin) producing from the Tensleep formation at approximately 5,000 feet.  In 2006, net production from the Lost Dome Field was approximately 60 Boe per day.  The other two fields we operate are the West Oregon Basin and Half Moon Fields in Park County, with seven total wells with five producing wells.  We produced approximately 48 net Boe per day between the two fields from the Phosphoria formation at approximately 4,000 feet.

Productive Wells

The following table sets forth information for the Partnership Properties at December 31, 2006, relating to the productive wells in which we owned a working interest.  Productive wells consist of producing wells and wells capable of production.  Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in the gross wells.

	Oil Wells		Gas Wells
	Gross	Net WI	Gross	Net WI
Operated	637	625	5	5
Non-operated	1	1	0	0
Total	638	626	5	5

Developed and Undeveloped Acreage

The following table sets forth information for the Partnership Properties as of December 31, 2006 relating to our leasehold acreage.  Developed acres are acres spaced or assigned to productive wells.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas or oil, regardless of whether such acreage contains proved reserves.  A gross acre is an acre in which a working interest is owned.  The number of gross acres is the total number of acres in which a working interest is owned.  A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Operated	13,660	13,292	5,911	5,911	19,571	19,203
Non-operated	—	—	—	—	—	—
Total	13,660	13,292	5,911	5,911	19,571	19,203

Drilling Activity

Our drilling activity and production optimization projects are on lower risk, development properties.  The following table sets forth information for the Partnership Properties with respect to wells completed during the three years ended December 31, 2006.  Productive wells are those that produce commercial quantities of oil and gas, regardless of whether they produce a reasonable rate of return.  No exploratory wells were drilled during the periods presented.

	2006	2005	2004
Gross wells:
Productive	7	6	2
Dry	0	1	0
	7	7	2
Net Development wells:
Productive	7	6	2
Dry	0	1	0
	7	7	2

We did not have any wells in process of drilling at December 31, 2006.

Delivery Commitments

We have no delivery commitments.

Sales Contracts

We have a portfolio of crude oil sales contracts with large, established refiners.  The following table sets forth our crude oil sales by purchaser for the year ended December 31, 2006:

Purchaser	Source of Production	% of Our Total Volumes Purchased

California:
ConocoPhillips	Santa Fe Springs	39%
Paramount Petroleum	Rosecrans	9%
Big West of California	Santa Fe Springs, Rosecrans, Brea Olinda, Seal Beach (Alamitos), Recreation Park	8%
Wyoming:
Marathon Oil	Black Mountain, Gebo, North Sunshine, Hidden Dome, Sheldon Dome, Rolff Lake, West Oregon Basin, Halfmoon	43%
Shell Trading (US) Company	Lost Dome	1%

Total		100%

California.  We sell our California crude oil production pursuant to short-term (one to 12 month) contracts with automatic renewal provisions.  The crude oil is priced using a basket of the monthly average refiner postings for the Buena Vista crude oil reference stream in southern California, corrected for actual quality delivered using the average of the quality scales in effect for the refiners to whom we sell.  We receive a market premium above those postings ranging from $0.10 to $0.80 per barrel.

Wyoming.  Marathon Oil purchases Wyoming crude oil from us under two contracts, one of which was entered into with Nautilus in 2003.  The crude oil is priced using a basket of the monthly average refiner postings for the Canadian Bow River heavy oil reference stream at Hardisty, Alberta, corrected for actual gravity delivered against 22 API reference quality crude oil, using ConocoPhillips’ sour gravity quality scales in effect.  We receive a market premium above these postings ranging from $0.25 to $1.81 per barrel.  Shell Trading (US) Company purchases Wyoming crude oil from us pursuant to a short-term contract with an automatic renewal provision.  The crude oil is priced using a $2.80 premium above a basket of the monthly average refiner postings for the Canadian Bow River heavy oil reference stream at Hardisty, Alberta.

Marathon Oil has a call option to purchase the oil we produce from our Black Mountain, Gebo, Hidden Dome and North Sunshine fields through May 31, 2010.  Under the terms of the call option, we may seek bids from bona fide, arm’s-length third-party purchasers.  If Marathon Oil matches the third-party bid, we are obligated to sell our production to Marathon Oil.

Crude Oil Prices

The WTI price of crude oil is a widely used benchmark in the pricing of domestic and imported oil in the United States.  The relative value of crude oil is determined by two main factors: quality and location.  In the case of WTI pricing, the crude oil is light and sweet, meaning that it has a higher specific gravity (lightness) measured in degrees API (a scale devised by the American Petroleum Institute) and low sulfur content, and is priced for delivery at Cushing, Oklahoma.  In general, higher quality crude oils (lighter and sweeter) with fewer transportation requirements result in higher realized pricing for producers.

Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or greater distance to market.  Our Los Angeles Basin crude is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI. Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI.  For the year ended December 31, 2006, the average discount to NYMEX WTI for our California crude oil and our Wyoming crude oil was $4.06 per barrel and $20.47 per barrel, respectively.

We enter into derivative transactions to reduce the impact of crude oil price volatility on our cash flow from operations.  Currently, we use a combination of fixed price swap and option arrangements to economically hedge NYMEX crude oil prices.  By removing the price volatility from a significant portion of our crude oil production, we have mitigated, but not eliminated, the potential effects of changing crude oil prices on our cash flow from operations for those periods.  See Item 7A “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosure About Market Risk.”

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to crude oil prices in order to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in commodity prices.  For a more detailed discussion of our derivative activities, read Item 7A “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—Quantitative and Qualitative Disclosures About Market Risk.”

Recent Acquisitions

On January 23, 2007, through a wholly owned subsidiary, we completed the purchase of certain oil and gas properties including related property and equipment, known as the “Lazy JL Field” in the Permian Basin of West Texas, including related property and equipment from Voyager Gas Corporation (“Voyager”).  The purchase price for this acquisition was approximately $29.0 million in cash, and was financed through borrowings under the Partnership’s existing revolving credit facility.  The acquisition was effective as of January 1, 2007.

Lazy JL Field has total proved reserves of approximately 2 MMBOE and a reserve life index in excess of 18 years.  We have a 100% working interest in the field and a 75% net revenue interest.  Current net production is approximately 300 Bbl/d.  The field is 98% oil and oil quality averaged 38 degrees API.  We have entered into derivative transactions to cover approximately 80% of expected production at $59.25 per barrel through 2009.

This acquisition is consistent with our strategy of acquiring long-lived assets with predictable production from established fields.  By adding these properties, we geographically diversified our asset base and established a presence in the Permian Basin — an area where the Partnership sees additional consolidation opportunities.  We continue to actively pursue other attractive acquisition targets that fit our business model and which are capable of generating incremental cash flow for our unitholders.

Competition

The oil and gas industry is highly competitive.  We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel.  Many of these competitors have financial and technical resources and staffs substantially larger than ours.  As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources permit.

We are also affected by competition for drilling rigs and the availability of related equipment.  In the past, the oil and gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases.  We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program.

Competition is also strong for attractive oil and gas producing properties, undeveloped leases and drilling rights, which may affect our ability to compete satisfactorily when attempting to make further acquisitions.

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves.  Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects.  To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense.  We generally will not commence drilling operations on a property until we have cured any material title defects on such property.  Prior to completing an acquisition of producing oil leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions.  As a result, we believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry.  Our oil properties are subject to customary royalty and other interests, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect our carrying value of the properties.

The title to the Brea Olinda Field that BreitBurn Energy acquired from Texaco in 1999 is to be conveyed to us upon the execution of an official deed.  Since 1999, BreitBurn Energy has held beneficial title to the Brea Olinda Field, including the contractual right to all revenue from production.  As a precautionary step and in order to avoid being in the chain of legal title with respect to a number of surface interests previously sold by the seller (Texaco) for development but not then yet conveyed out, BreitBurn Energy required that Texaco first assign out those surface fee property interests prior to finally assigning technical legal title to the remaining oil and gas interests to BreitBurn Energy.  Those prerequisite assignments have now been made by Texaco and BreitBurn is negotiating the final conveyance language for the transfer of the remaining bare legal title to merge with its existing beneficial title.

Some of our oil and gas leases, easements, rights-of-way, permits, licenses and franchise ordinances require the consent of the current landowner to transfer these rights, which in some instances is a governmental entity.  We believe that we have obtained sufficient third-party consents, permits and authorizations for us to operate our business in all material respects.  With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations have no material adverse effect on the operation of our business.  We entered into a Surface Operating Agreement to provide that BreitBurn Energy and BreitBurn Corporation continue to be responsible for the surface operations of one property.  See “Item 13. Certain Relationships and Related Party Transactions.”

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling activities and other operations in certain areas of Wyoming and, as a result, we seek to perform the majority of our drilling during the summer months.  These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

Environmental Matters and Regulation

General.  Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment.  These laws and regulations may, among other things:

•                  require the acquisition of various permits before drilling commences;

•                  enjoin some or all of the operations of facilities deemed in non-compliance with permits;

•                  restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;

•                  limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•                  require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible.  The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.  Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment.  Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling.  The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes.  Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.  Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions.  However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.  Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.  Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes.

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.  These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years.  Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal.  In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control.  In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by us.  These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws.  Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges.  The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency.  Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The primary federal law for oil spill liability is the Oil Pollution Act, or OPA, which addresses three principal areas of oil pollution—prevention, containment, and cleanup. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States.  Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

Air Emissions.  The Federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements.  In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.  States can impose air emissions limitations that are more stringent than the federal standards imposed by EPA, and California air quality laws and regulations are in many instances more stringent than comparable federal laws and regulations.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

National Environmental Policy Act.  Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA.  NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment.  In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment.  All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA.  This process has the potential to delay the development of oil and natural gas projects.

Pipeline Safety.  Some of our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”) and the California State Fire Marshal pursuant to applicable pipeline safety laws. The DOT, through the Office of Pipeline Safety, recently promulgated a series of rules which require pipeline operators to develop pipeline integrity management programs for transportation pipelines located in “high consequence areas.”  “High consequence areas” are currently defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline.  Integrity management program elements include requirements for baseline assessments to identify potential threats to each pipeline segment, reassessments, and reporting and recordkeeping.  We currently operate pipelines located in high consequence areas and have completed baseline assessments of our oil pipelines and will complete our baseline assessment of our natural gas pipeline in the second quarter of 2007.

OSHA and Other Laws and Regulation.  We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes.  These laws and the implementing regulations strictly govern the protection of the health and safety of employees.  The OSHA hazard communication standard, EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.  We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Protocol, became effective in February 2005.  Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming.  The United States is not currently a participant in the Protocol, and Congress has not actively considered recent proposed legislation directed at reducing greenhouse gas emissions.  However, the State of California recently adopted legislation, referred to as the California Global Warming Solutions Act of 2006 that requires a 25% reduction in greenhouse gas emissions by 2020.  This legislation requires the California Air Resources Board to adopt regulations by 2012 that limit emissions of greenhouse gases that are not yet already restricted, and that provide for gradual reductions in emissions until an overall reduction of 25% from all emission sources in California is achieved by 2020.  The legislation allows sources that are unable to reduce their emissions by 25% to purchase credits from sources that are able to do so.  Other states have also adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants.  The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations.  It is not possible, at this time, to estimate accurately how regulations to be adopted by the California Air Resources Board by 2012 or that may be adopted by other states to address greenhouse gas emissions would impact our business.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations.  For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2006.  Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2007.  However, accidental spills or releases may occur in the course of our operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons.  Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition, and results of operations or ability to make distributions to our unitholders.

Other Regulation of the Oil and Gas Industry

The oil and gas industry is extensively regulated by numerous federal, state and local authorities.  Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply.  Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and gas facilities.  Our operations may be subject to such laws and regulations.  Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Oil Regulation.  Our operations are subject to various types of regulation at federal, state and local levels.  These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations.  Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•                  the location of wells;

•                  the method of drilling and casing wells;

•                  the surface use and restoration of properties upon which wells are drilled;

•                  the plugging and abandoning of wells; and

•                  notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.  Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases.  In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties.  In addition, some state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production.  These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill.  Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural Gas Regulation.  The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission.  Federal and state regulations govern the price and terms for access to natural gas pipeline transportation.  The Federal Energy Regulatory Commission’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation.  We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.  Sales of condensate and natural gas liquids are not currently regulated and are made at market prices.

State Regulation.  The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits.  Wyoming currently imposes a severance tax on oil and gas producers at the rate of 6% of the value of the gross product extracted.  Reduced rates may apply to certain types of wells and production methods, such as new wells, renewed wells, stripper production and tertiary production.  Texas currently imposes a severance tax on oil and gas producers at the rate of 4.6% of the value of the gross product extracted.  California does not currently impose a severance tax but attempts to impose a similar tax have been introduced in the past.

States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources.  States may regulate rates of production and may establish maximum daily production allowables from oil and gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future.  The effect of these regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, and to limit the number of wells or locations we can drill.  Our Los Angeles basin properties are located in urbanized areas, and certain drilling and development activities within these fields require local zoning and land use permits obtained from individual cities or counties.  These permits are discretionary and, when issued, usually include mitigation measures which may impose significant additional costs or otherwise limit development opportunities.

Employees

Neither we, our subsidiaries nor our general partner have employees.  Through an Administrative Services Agreement with BreitBurn Management, BreitBurn Management operates our assets and performs other administrative services for us such as accounting, finance, land, legal and engineering.  As of December 31, 2006, BreitBurn Management had approximately 150 full time employees.  BreitBurn Management provides service to us as well as our predecessor, BreitBurn Energy.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with these employees are satisfactory.

Offices

BreitBurn Management currently leases approximately 27,280 square feet of office space in California at 515 S. Flower St., Suite #4800, Los Angeles, California 90071, where our principal offices are located.  The lease for the California office expires in February 2016.  In addition to the office space in Los Angeles, BreitBurn Management maintains offices in Cody, Wyoming and Houston, Texas.  We use these offices under our Administrative Services Agreement with BreitBurn Management.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

An investment in our securities is subject to certain risks described below.  We also face other risks and uncertainties beyond what we have described below.  If any of these risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, we might not be able to pay the distributions on our common units, the trading price of our common units could decline and you could lose part or all of your investment.

We may not have sufficient cash flow from operations to pay quarterly distributions on our common units following establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses to our general partner.

We may not have sufficient available cash each quarter to pay the quarterly distribution of $0.4125 per unit that we anticipated paying through September 2007 or any other amount.

Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders.  We intend to reserve a substantial portion of our cash generated from operations to develop our oil and gas properties and to acquire additional oil and gas properties in order to maintain and grow our level of oil and gas reserves.

The amount of cash we actually generate will depend upon numerous factors related to our business that may be beyond our control, including among other things:

•                  the amount of oil and natural gas we produce;

•                  demand for and price of our oil and natural gas;

•                  continued development of oil and gas wells and proved undeveloped properties;

•                  the level of our operating costs, including reimbursement of expenses to our general partner;

•                  prevailing economic conditions;

•                  the level of competition we face;

•                  fuel conservation measures;

•                  alternate fuel requirements;

•                  government regulation and taxation; and

•                  technical advances in fuel economy and energy generation devices.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:

•                  the level of our capital expenditures;

•                  our ability to make borrowings under our credit facility to pay distributions;

•                  sources of cash used to fund acquisitions;

•                  debt service requirements and restrictions on distributions contained in our credit facility or future debt agreements;

•                  fluctuations in our working capital needs;

•                  general and administrative expenses, including expenses we incur as a result of being a public company;

•                  cash settlement of hedging positions;

•                  timing and collectibility of receivables; and

•                  the amount of cash reserves, which we expect to be substantial, established by our general partner for the proper conduct of our business.

For a description of additional restrictions and factors that may affect our ability to make cash distributions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We are unlikely to be able to sustain our current level of distributions without making accretive acquisitions or capital expenditures that maintain or grow our asset base.  If we do not set aside sufficient cash reserves or make sufficient cash expenditures to maintain our asset base, we will be unable to pay distributions at the current level from cash generated from operations and would therefore expect to reduce our distributions.  If our asset base decreases and we do not reduce our distributions, a portion of the distributions may be considered a return of part of your investment in us as opposed to a return on your investment.

Producing oil and gas reservoirs are characterized by declining production rates that vary based on reservoir characteristics and other factors.  The rate of decline of our reserves and production included in our reserve report at December 31, 2006 will change if production from our existing wells declines in a different manner than we have estimated and may change when we drill additional wells, make acquisitions and under other circumstances.  Our future oil and gas reserves and production and our cash flow and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically.  We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution.

We are unlikely to be able to sustain our current level of distributions without making accretive acquisitions or capital expenditures that maintain or grow our asset base.  We will need to make substantial capital expenditures to maintain and grow our asset base, which will reduce our cash available for distribution.  Because the timing and amount of these capital expenditures fluctuate each quarter, we expect to reserve substantial amounts of cash each quarter to finance these expenditures over time.  We may use the reserved cash to reduce indebtedness until we make the capital expenditures.  Over a longer period of time, if we do not set aside sufficient cash reserves or make sufficient expenditures to maintain our asset base, we will be unable to pay distributions at the current level from cash generated from operations and would therefore expect to reduce our distributions.  If we do not make sufficient growth capital expenditures, we will be unable to sustain our business operations and therefore will be unable to maintain our proposed or current level of distributions.

If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of your investment in us as opposed to a return on your investment.  Also, if we do not make sufficient growth capital expenditures, we will be unable to expand our business operations and will therefore be unable to raise the level of future distributions.

To fund our growth capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional partnership interests, or some combination thereof.

Use of cash generated from operations will reduce cash available for distribution to our unitholders.  Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions.  Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders.  In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partnership interests may result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could have a material adverse effect on our ability to pay distributions at the then-current distribution rate.

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

The amount of cash we have available for distribution depends primarily on our cash flow, including cash from financial reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items.  As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Oil and gas prices are very volatile.  A decline in commodity prices will cause a decline in our cash flow from operations, which may force us to reduce our distributions or cease paying distributions altogether.  Price differentials between NYMEX WTI prices and what we actually receive are also historically very volatile.

The oil and gas markets are very volatile, and we cannot predict future oil and gas prices.  Prices for oil and gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•                  domestic and foreign supply of and demand for oil and gas;

•                  market prices of oil and gas;

•                  level of consumer product demand;

•                  weather conditions;

•                  overall domestic and global economic conditions;

•                  political and economic conditions in oil and gas producing countries, including those in the Middle East and South America;

•                  actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;

•                  impact of the U.S. dollar exchange rates on oil and gas prices;

•                  technological advances affecting energy consumption;

•                  domestic and foreign governmental regulations and taxation;

•                  the impact of energy conservation efforts;

•                  the proximity, capacity, cost and availability of oil and gas pipelines and other transportation facilities; and

•                  the price and availability of alternative fuels.

In the past, prices of oil and gas have been extremely volatile, and we expect this volatility to continue.  For example, during the year ended December 31, 2006, the NYMEX WTI price ranged from a high of $77.03 per barrel to a low of $55.81 per barrel, while the Henry Hub natural gas price ranged from a high of $9.92 per MMBtu to a low of $3.67 per MMBtu.  For the year ended December 31, 2005, the NYMEX WTI oil price ranged from a high of $70.50 per barrel to a low of $41.60 per barrel, while the NYMEX Henry Hub natural gas price ranged from a high of $15.52 per MMBtu to a low of $5.17 per MMBtu.

Price discounts or differentials between NYMEX WTI prices and what we actually receive are also historically very volatile.  For instance, during calendar year 2006, the price discount from NYMEX WTI applicable to us or BreitBurn Energy for Wyoming production varied from $11.38 to $31.87 per barrel.  This represented a percentage of the total price per barrel ranging from 16% to 51%.  For California crude oil, the discount varied from $2.99 to $4.53, which was 5% to 7% of the total price per barrel.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and gas, and a drop in prices can significantly affect our financial results and impede our growth.  In particular, declines in commodity prices will:

•                  negatively impact the value of our reserves, because declines in oil and gas prices would reduce the amount of oil and gas that we can produce economically;

•                  reduce the amount of cash flow available for capital expenditures;

•                  limit our ability to borrow money or raise additional capital; and

•                  impair our ability to pay distributions.

If we raise our distribution levels in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during subsequent periods of lower commodity prices.

Future price declines may result in a write-down of our asset carrying values.

Declines in oil and gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves.  If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and gas properties for impairments.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore require a write-down.

We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit facility, which in turn may adversely affect our ability to make cash distributions to our unitholders.

Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we currently and may in the future enter into derivative arrangements for a significant portion of our oil and gas production that could result in both realized and unrealized hedging losses.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities.  For example, the derivative instruments we utilize are based on NYMEX WTI prices, which may differ significantly from the actual crude oil prices we realize in our operations.  Furthermore, we have adopted a policy that requires, and our credit facility also mandates, that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we will continue to have direct commodity price exposure on the portion of our production volumes not covered by these derivative transactions.  Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period.  If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended.  If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity.  As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.  In addition, our derivative activities are subject to the following risks:

•                  a counterparty may not perform its obligation under the applicable derivative instrument;

•                  there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and

•                  the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of oil or natural gas in an exact way.  Oil and gas reserve engineering requires subjective estimates of underground accumulations of oil and gas and assumptions concerning future oil and gas prices, production levels, and operating and development costs.  In estimating our level of oil and gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•                  future oil and gas prices;

•                  production levels;

•                  capital expenditures;

•                  operating and development costs;

•                  the effects of regulation;

•                  the accuracy and reliability of the underlying engineering and geologic data; and

•                  availability of funds.

If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

For example, if oil prices at December 31, 2006 had been $5.00 less per barrel, then the standardized measure of our estimated proved reserves as of December 31, 2006 would have decreased by $52.6 million, from $312.5 million to $259.9 million.

Our standardized measure is calculated using unhedged oil prices and is determined in accordance with the rules and regulations of the SEC.  Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual drilling and production.

The reserve estimates we make for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories.  A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures.

The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil and gas reserves.  We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate.  However, actual future net cash flows from our oil and gas properties also will be affected by factors such as:

•                  the actual prices we receive for oil and gas;

•                  our actual operating costs in producing oil and gas;

•                  the amount and timing of actual production;

•                  the amount and timing of our capital expenditures;

•                  supply of and demand for oil and gas; and

•                  changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value.  In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 69 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

Drilling for and producing oil and gas are costly and high-risk activities with many uncertainties that could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well.  Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough oil and gas to be commercially viable after drilling, operating and other costs.  Furthermore, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•                  high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;

•                  unexpected operational events and drilling conditions;

•                  reductions in oil and gas prices;

•                  limitations in the market for oil and gas;

•                  adverse weather conditions;

•                  facility or equipment malfunctions;

•                  equipment failures or accidents;

•                  title problems;

•                  pipe or cement failures;

•                  casing collapses;

•                  compliance with environmental and other governmental requirements;

•                  environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•                  lost or damaged oilfield drilling and service tools;

•                  unusual or unexpected geological formations;

•                  loss of drilling fluid circulation;

•                  pressure or irregularities in formations;

•                  fires;

•                  natural disasters;

•                  blowouts, surface craterings and explosions; and

•                  uncontrollable flows of oil, gas or well fluids.

If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and profitability.

If we do not make acquisitions on economically acceptable terms, our future growth and ability to pay or increase distributions will be limited.

Our ability to grow and to increase distributions to unitholders depends in part on our ability to make acquisitions that result in an increase in pro forma available cash per unit.  We may be unable to make such acquisitions because we are:

•                  unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•                  unable to obtain financing for these acquisitions on economically acceptable terms; or

•                  outbid by competitors.

If we are unable to acquire properties containing proved reserves, our total level of proved reserves may decline as a result of our production, and we may be limited in our ability to increase or possibly even to maintain our level of cash distributions.

Any acquisitions we complete are subject to substantial risks that could reduce our ability to make distributions to unitholders.

If we do make acquisitions that we believe will increase available cash per unit, these acquisitions may nevertheless result in a decrease in available cash per unit.  Any acquisition involves potential risks, including, among other things:

•                  the validity of our assumptions about reserves, future production, revenues and costs, including synergies;

•                  an inability to integrate successfully the businesses we acquire;

•                  a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•                  a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•                  the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•                  the diversion of management’s attention from other business concerns;

•                  an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•                  the incurrences of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•                  unforeseen difficulties encountered in operating in new geographic areas; and

•                  customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.

Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential.  Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

If our acquisitions do not generate expected increases in available cash per unit, our ability to increase or possibly even to maintain our level of cash may be adversely affected.

Many of our leases are in mature fields that have produced large quantities of oil and gas to date.

Our assets are located in established fields in the Los Angeles Basin in California, the Wind River and Big Horn Basins in Wyoming and Permian Basin in West Texas.  As a result, many of our leases are in, or directly offset, areas that have produced large quantities of oil and gas to date.  As such, the primary risk to infill development drilling is partial depletion by offsetting wells.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

We rely exclusively on sales of oil and gas that we produce.  Furthermore, all of our assets are located in California, Wyoming and Texas.  Due to our lack of diversification in asset type and location, an adverse development in the oil and gas business of these geographic areas would have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

We depend on two customers for a substantial amount of our sales.  If these customers reduce the volumes of oil and gas they purchase from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production.

In 2006, Marathon Oil accounted for approximately 43% of sales volumes from Partnership Properties, and ConocoPhillips accounted for approximately 39% of sales volumes from Partnership Properties.  The 2006 amounts represent sales to these customers from Partnership Properties, as if these properties were owned by the Partnership for the whole year.  For the year ended December 31, 2005, ConocoPhillips accounted for approximately 50% of total sales volumes, and Marathon Oil accounted for approximately 38% of our total sales volumes.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

The oil and gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and gas and securing equipment and trained personnel, and we compete with other companies that have greater resources.  Many of our competitors are major and large independent oil and gas companies, and possess and employ financial, technical and personnel resources substantially greater than ours.  Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit.  Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  Many of our larger competitors not only drill for and produce oil and gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis.  These companies may be able to pay more for oil and gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit.  In addition, there is substantial competition for investment capital in the oil and gas industry.  These larger companies may have a greater ability to continue drilling activities during periods of low oil and gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations.  Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

We may incur substantial additional debt to enable us to pay our quarterly distributions, which may negatively affect our ability to execute on our business plan.

Our business requires a significant amount of capital expenditures to maintain and grow production levels.  In addition, volatility in commodity prices or other factors may reduce the amount of cash we actually generate in any particular quarter. As a consequence, we may be unable to pay a distribution at the initial distribution rate or the then-current distribution rate without borrowing under our credit facility.

When we borrow to pay distributions, we are distributing more cash than we are generating from our operations on a current basis.  This means that we are using a portion of our borrowing capacity under our credit facility to pay distributions rather than to maintain or expand our operations.  If we use borrowings under our credit facility to pay distributions for an extended period of time rather than toward funding capital expenditures and other matters relating to our operations, we may be unable to support or grow our business.  Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to pay these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition and results of operations.  If we borrow to pay distributions during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution in order to avoid excessive leverage.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Our future indebtedness could have important consequences to us, including:

•                  our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisition or other purposes may be impaired or such financing may not be available on favorable terms;

•                  covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•                  we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

•                  our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.  If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection.  We may not be able to effect any of these remedies on satisfactory terms or at all.

Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions.

The operating and financial restrictions and covenants in our credit facility restricts and any future financing agreements likely would restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions.  Our credit facility restricts and any future credit facility likely would restrict our ability to:

•                  incur indebtedness;

•                  grant liens;

•                  make certain acquisitions and investments;

•                  lease equipment;

•                  make capital expenditures above specified amounts;

•                  redeem or prepay other debt;

•                  make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base;

•                  enter into transactions with affiliates; and

•                  enter into a merger, consolidation or sale of assets.

We also are required to comply with certain financial covenants and ratios.  Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments.  In addition, our obligations under our credit agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders can seek to foreclose on our assets.

Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion.  Outstanding borrowings in excess of the borrowing base are required to be repaid immediately, or we are required to pledge other oil and gas properties as additional collateral.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

There are a variety of operating risks inherent in our wells, gathering systems, pipelines and other facilities, such as leaks, explosions, mechanical problems and natural disasters including earthquakes and tsunamis, all of which could cause substantial financial losses.  Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial revenue losses.  The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

We currently possess property, business interruption and general liability insurance at levels we believe are appropriate; however, insurance against all operational risk is not available to us.  We are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance.  In addition, pollution and environmental risks generally are not fully insurable.  Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented.  Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms.  Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for us to obtain certain types of coverage.  There can be no assurance that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses.  Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to you.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations.  In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities.  We may incur substantial costs in order to maintain compliance with these existing laws and regulations.  In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas.  Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to you.  Please read “Business—Operations—Environmental Matters and Regulation” and “Business—Operations—Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

Our operations expose us to significant costs and liabilities with respect to environmental and operational safety matters.

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil and natural gas exploration and production activities. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations.

Strict, joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.  New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs.  If we are not able to recover the resulting costs through insurance or increased revenues, our ability to make distributions to you could be adversely affected.  Please read “Business—Operations—Environmental Matters and Regulation” for more information.

We depend on our general partner’s Co-Chief Executive Officers, who would be difficult to replace.

We depend on the performance of our general partner’s Co-Chief Executive Officers, Randall Breitenbach and Halbert Washburn. We maintain no key person insurance for Mr. Breitenbach or Mr. Washburn.  The loss of either or both of our general partner’s Co-Chief Executive Officers could negatively impact our ability to execute our strategy and our results of operations.

Our Long-Term Incentive Compensation Plans can result in significant cash payments in the event that our unit price increases significantly during the calendar year.

Our expense incurred for management incentive plans can result in the Partnership recognizing significant compensation expense if the Partnership’s units also significantly increase in value.  We estimate that each $1.00 increase in the trading price of our common units above $24.10 (which was our closing unit price for the last trading day of 2006) would increase the amount of our compensation expense for 2007 by approximately $0.9 million.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public partnership.  Without effective internal controls, we cannot be certain that our efforts to ensure our financial processes and reporting in the future will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002.  Pursuant to transitional rules implemented by the SEC, we are not yet required to provide in this report a report of management’s assessment regarding internal control over financial reporting or an attestation report by the Partnership’s registered public accounting firm.

We have identified a material weakness in our internal control over financial reporting which has led our management to conclude that our disclosure controls and procedures are ineffective.  See Item 9A included in this report for further discussion of this material weakness.

In the future, any failure to develop or maintain effective internal controls, including the identification of the material weakness in our internal control over financial reporting or the potential identification of further material weaknesses, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations.  Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

The amount of cash distributions that we will be able to distribute to you will be reduced by the costs associated with being a public company, other general and administrative expenses, and reserves that our general partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve cash for our expenses, including capital expenditures and the costs of being a public company and other operating expenses, and we may reserve cash for future distributions during periods of limited cash flows.

Risks Related to Our Structure

Our general partner and its affiliates own a controlling interest in us and may have conflicts of interest with us and limited fiduciary duties to us, which may permit them to favor their own interests to your detriment.  Our partnership agreement limits the remedies available to you in the event you have a claim relating to conflicts of interest.

Affiliates of Provident and BreitBurn Corporation control our general partner, which controls us.  The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Provident.  Furthermore, certain directors and officers of our general partner may be directors or officers of affiliates of our general partner, including Provident.  Conflicts of interest may arise between Provident and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand.  As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.  Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.”  These potential conflicts include, among others, the following situations:

•                  We have agreed that Provident and its affiliates will have a preferential right to acquire any third party midstream or downstream assets located in the United States and any third party upstream oil and gas properties or midstream or downstream assets outside the United States.

•                  Neither our partnership agreement nor any other agreement requires Provident or its affiliates (other than our general partner) to pursue a business strategy that favors us.  Directors and officers of Provident and its affiliates have a fiduciary duty to make decisions in the best interest of its unitholders, which may be contrary to our interests.

•                  Our general partner is allowed to take into account the interests of parties other than us, such as Provident and its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•                  Some officers of our general partner who provide services to us devote time to affiliates of our general partner and are compensated for services rendered to such affiliates.

•                  Our partnership agreement limits the liability and reduces the fiduciary duties of our general partner, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty.  By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

•                  Our general partner determines the amount and timing of, asset purchases and sales, capital expenditures, borrowings, repayments of indebtedness, issuances of additional partnership securities, cash reserves and expenses (and reviews expenses allocated to us by BreitBurn Management), each of which can affect the amount of cash that is available for distribution to our unitholders.

•                  In some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions.

•                  BreitBurn Management determines which costs, including allocated overhead, incurred by it and its affiliates are reimbursable by us and which are reimbursable by BreitBurn Energy.  These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf or for BreitBurn Energy or on its behalf.  BreitBurn Management is entitled to determine in good faith the expenses that are allocable to us.  BreitBurn Management could in the future utilize a different approach or approaches and may determine that its exercise of good faith requires it to change its allocation of such expenses.  Thus, there can be no assurance that BreitBurn Management will continue to follow a specific approach to allocating its expenses between us and BreitBurn Energy.  Our general partner has limited rights to negotiate any changes to that allocation.

•                  We entered into an Administrative Services Agreement with BreitBurn Management pursuant to which BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering.  We reimburse BreitBurn Management for its costs in performing these services, plus related expenses.

•                  Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf, and provides for reimbursement to our general partner for such amounts as are deemed fair and reasonable to us.

•                  Our general partner limits its liability regarding our contractual obligations and has an incentive to make any of our debt or other contractual obligations non-recourse to it.

•                  Our general partner may exercise its rights to call and purchase all of our common units if at any time it and its affiliates own more than 80% of the outstanding common units.

•                  Our general partner controls the enforcement of obligations owed to us by it and its affiliates.

•                  Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Please read “Item 13 Certain Relationships and Related Party Transactions and Director Independence”

A subsidiary of Provident, as our controlling unitholder and the controlling owner of our general partner, has the power to appoint and remove our directors and management.

Since a subsidiary of Provident owns a controlling interest in our general partner, it has the ability to elect all the members of the board of directors of our general partner.  Our general partner has control over all decisions related to our operations.  Since a subsidiary of Provident also holds a majority of our common units, the public unitholders do not have an ability to influence any operating decisions and are not able to prevent us from entering into any transactions.  Furthermore, the goals and objectives of Provident and its subsidiary relating to us may not be consistent with those of a majority of the public unitholders.

We do not have any officers or employees and rely solely on officers of our general partner and employees of BreitBurn Management and Provident and its affiliates.

None of the officers of our general partner are employees of our general partner.  We entered into an Administrative Services Agreement with BreitBurn Management, pursuant to which BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering.  Affiliates of our general partner and BreitBurn Management conduct businesses and activities of their own in which we have no economic interest, including businesses and activities relating to BreitBurn Energy.  There could be material competition for the time and effort of the officers and employees who provide services to our general partner, BreitBurn Management and their affiliates.  If the officers of our general partner and the employees of BreitBurn Management and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

We may issue additional common units without your approval, which would dilute your existing ownership interests.

We may issue an unlimited number of limited partner interests of any type, including common units, without the approval of our unitholders.

The issuance of additional common units or other equity securities may have the following effects:

•                  your proportionate ownership interest in us may decrease;

•                  the amount of cash distributed on each common unit may decrease;

•                  the relative voting strength of each previously outstanding common unit may be diminished;

•                  the market price of the common units may decline; and

•                  the ratio of taxable income to distributions may increase.

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law.  For example, our partnership agreement:

•                  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner.

Decisions made by our general partner in its individual capacity will be made by a majority of the owners of our general partner, and not by the board of directors of our general partner.  Examples include the exercise of its limited call rights, its rights to vote and transfer the units it owns and its registration rights and the determination of whether to consent to any merger or consolidation of the partnership;

•                  provides that our general partner shall not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decisions were in the best interests of the partnership;

•                  generally provides that affiliate transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•                  provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•                  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a unitholder will become bound by the provisions of our partnership agreement, including the provisions described above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or initially to remove our general partner without its consent, which could lower the trading price of our common units.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business.  Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis.  The board of directors of our general partner is chosen entirely by Provident and BreitBurn Corporation and not by the unitholders.  Furthermore, even if our unitholders are dissatisfied with the performance of our general partner, they, practically speaking, have no ability to remove our general partner.  As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a control premium in the trading price.

Our unitholders are not able to remove our general partner without Provident’s consent because Provident owns a sufficient number of units to prevent removal of our general partner.  The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner.  As of March 31, 2007, Provident and BreitBurn Corporation owned 68.60% of our common units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.  Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

Unitholders who are not “Eligible Holders” will not be entitled to receive distributions on or allocations of income or loss on their common units and their common units will be subject to redemption.

In order to comply with U.S. laws with respect to the ownership of interests in oil and gas leases on federal lands, we have adopted certain requirements regarding those investors who may own our common units.  As used herein, an Eligible Holder means a person or entity qualified to hold an interest in oil and gas leases on federal lands.  As of the date hereof, Eligible Holder means: (1) a citizen of the United States; (2) a corporation organized under the laws of the United States or of any state thereof; (3) a public body, including a municipality; or (4) an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof.  For the avoidance of doubt, onshore mineral leases or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the United States or of any state thereof.  Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder, will not receive distributions or allocations of income and loss on their units and they run the risk of having their units redeemed by us at the lower of their purchase price cost or the then-current market price.  The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets, which may affect our ability to make distributions to you.

We are a partnership holding company and our operating subsidiaries conduct all of our operations and own all of our operating assets.  We have no significant assets other than the ownership interests in our subsidiaries.  As a result, our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute funds to us.  The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations.

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which we do business.  You could have unlimited liability for our obligations if a court or government agency determined that:

•                  we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•                  your right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constituted ‘control’ of our business.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them.  Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets.  Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.  Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount.  A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our partnership agreement.

Our general partner’s interest in us and the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders.  Furthermore, there is no restriction in our partnership agreement on the ability of Provident to transfer its equity interest in our general partner to a third party.  The new equity owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to influence the decisions taken by the board of directors and officers of our general partner.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units, including sales by our existing unitholders.

We have 21,975,758 common units outstanding and all of our common units that were outstanding prior to our initial public offering are subject to resale restrictions under 180-day lock-up agreements with our underwriters (which will expire on April 4, 2007).  Each of the lock-up arrangements with the underwriters may be waived in the discretion of RBC Capital Markets Corporation and Citigroup Global Markets Inc.  Sales by any of our existing unitholders of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.  In addition, our general partner has agreed to provide registration rights to these holders, subject to certain limitations.  Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any common units that they hold, subject to certain limitations.

In recent years, the securities market has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. Future market fluctuations may result in a lower price of our common units.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks.  In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly-traded limited partnership interests.  Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states.  If we were to be treatedas a corporation for federal income tax purposes or we were to become subject to entity-level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution.

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates.  Distributions to you would generally be taxed again as corporate distributions, and no income, gain, loss, deduction or credit would flow through to you.  Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders could be reduced.  Therefore, treatment of us as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and, therefore, result in a substantial reduction in the value of our units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced.

You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us.  You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from your share of our taxable income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us.  The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take.  A court may not agree with some or all of our counsel’s conclusions or positions we take.  Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade.  In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder.  Our partnership agreement generally prohibits non-U.S. persons from owning our units.  However, if non-U.S. persons own our units, distributions to such non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and such non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our units as having the same tax benefits without regard to the common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders.  It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

Tax gain or loss on the disposition of our common units could be more or less than expected because prior distributions in excess of allocations of income will decrease your tax basis in your common units.

If you sell any of your common units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those common units.  Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that common unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that common unit, even if the price you receive is less than your original cost.  A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to you.  In addition, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

You may be subject to state and local taxes and return filing requirements.

In addition to federal income taxes, you may likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if you do not reside in any of those jurisdictions.  You may likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements. We currently do business and own assets in California, Wyoming and Texas.  As we make acquisitions or expand our business, we may do business or own assets in other states in the future.  It is the responsibility of each unitholder to file all United States federal, foreign, state and local tax returns that may be required of such unitholder.  Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The location and character of the Partnership’s crude oil and natural gas properties are described above under Item 1. Business.  Information required by the Securities Exchange Act Industry Guide No. 2 (“Disclosure of Oil and Gas Operations”) is also contained in Item 1 and on pages F-1 to F-38 of this report.

Item 3.  Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.  In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statues to which we are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Units began trading on the NASDAQ Global Select Market under the symbol “BBEP” commencing with our initial public offering on October 4, 2006.  At December 31, 2006, based upon information received from our transfer agent and brokers and nominees, we had approximately 7,550 common unitholders, including beneficial owners of common units held in street name.  The following table sets forth the range of the daily intraday high and low sales prices per common unit and cash distributions to common unitholders for the period indicated.

	Price Range		Cash Distribution
Year Ended December 31, 2006	High	Low	Per Common Unit (1)
Fourth Quarter	$24.99	$18.15	$0.399

(1)             On January 22, 2007, the board of directors of our general partner declared our quarterly cash distribution for the fourth quarter of 2006.  The distribution for the quarter ended December 31, 2006 was paid on February 14, 2007, and reflects the pro rata portion of a quarterly distribution rate of $0.4125, covering the period from the first day our common units were publicly traded, October 4, 2006, to and including December 31, 2006.

We intend to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors.  Our credit agreement prohibits us from making cash distributions if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility and Note 8 of our consolidated financial statements.”

Within 45 days after the end of each quarter, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date.  The amount of available cash generally is all cash on hand, including cash from borrowings, at the end of the quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs.

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2006.  For a description of the material features of these plans, see Item 11. “Compensation Discussion and Analysis—Components of Compensation.”

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	—		$—	—
Equity compensation plans not approved by security holders	40,509	(1)	N/A(2)	2,157,067	(3)
Partnership LTIP

(1)          Represents the number of performance units issued under the Partnership LTIP.  Upon vesting, the grantee of a performance unit receives a payment in cash or common units with a value determined under the provisions of the Partnership LTIP.  See Item 11. “Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(2)          Performance unit awards under the Partnership LTIP and the BreitBurn Management LTIP vest without payment by recipients.

(3)          The Partnership LTIP provides that the board of directors or a committee of the board of our general partner may award restricted units, performance units, unit appreciation rights or other unit-based awards and unit awards.

The following table shows the common units the Partnership repurchased during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2006 to October 31, 2006	__		__		__	__
November 1, 2006 to November 30, 2006	900,000	(1)	$17.205	(1)	__	__
December 1, 2006 to December 31, 2006	__		__		__	__
Total	900,000	(1)	$17.205	(1)	__	__

(1)          On November 1, 2006, the underwriters for our initial public offering exercised their option to purchase an additional 900,000 common units to cover over-allotments in connection with the initial offering.  The sale was at the initial public offering price of $18.50 per unit, less the underwriting discount of $1.295 per unit, and closed on November 6, 2006.  The Partnership used the net proceeds from the exercise of the underwriters’ over-allotment option to redeem 900,000 common units owned by BreitBurn Corporation and two indirect subsidiaries of Provident for a per-unit price equal to $17.205.  Following redemption, those common units were cancelled.

Item 6.  Selected Financial Data.

Set forth below is summary historical consolidated financial data for BreitBurn Energy Partners L.P., BreitBurn Energy Company L.P. and BreitBurn Energy Company LLC, the predecessors of BreitBurn Energy Partners L.P., as of the dates and for the periods indicated.

The selected consolidated financial data presented for the period from October 10, 2006 to December 31, 2006 is derived from the audited financial statements of BreitBurn Energy Partners L.P.  The selected historical consolidated financial data presented as of and for each of the years ended December 31, 2002 and 2003, the period from January 1, 2004 to June 15, 2004, the period from June 16, 2004 to December 31, 2004, the year ended December 31, 2005, and the period from January 1, 2006 to October 9, 2006 is derived from the audited consolidated financial statements of BreitBurn Energy and its predecessors.  In connection with the initial public offering, BreitBurn Energy contributed to the Partnership’s wholly owned subsidiaries certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, substantially all of its oil and gas assets, liabilities and operations located in the Wind River and Big Horn Basins in central Wyoming and certain other assets and liabilities.  The Partnership conducts its operations through its wholly owned subsidiaries BreitBurn Operating L.P. (“OLP”) and OLP’s general partner BreitBurn Operating GP, LLC (“OGP”).  BreitBurn Energy’s historical results of operations include combined information for the Partnership and BreitBurn Energy, and thus may not be indicative of the Partnership’s future results.

You should read the following summary financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this report.

The selected financial data table presents a non-GAAP financial measure, “Adjusted EBITDA,” which we use in our business.  This measure is not calculated or presented in accordance with generally accepted accounting principles, or GAAP.  We explain this measure below and reconcile it to the most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income plus exploration expense, interest expense, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, loss or gain on sale of assets, cumulative effect of changes in accounting principles, and income tax provision.

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

We are required to report Adjusted EBITDA to our lenders under our credit facility, and to use Adjusted EBITDA to determine our compliance with the consolidated leverage test thereunder.  Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.  Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

Selected Financial Data

	Successor	Predecessors
	BreitBurn Energy Partners L.P.	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to	Year Ended	Year Ended
	December 31,	October 9,	December 31,	December 31,	June 15,	December 31,	December 31,
Thousands of dollars	2006	2006	2005	2004	2004	2003	2002
Statement of Operations Data:
Revenues and other income items	$19,504	$113,543	$101,865	$29,033	$12,213	$42,181	$38,002
Operating costs	7,159	34,893	32,960	10,394	6,700	15,704	16,469
Depletion, depreciation and amortization	2,506	10,903	11,862	4,305	1,388	3,618	4,523
General and administrative expenses	7,852	18,046	16,111	4,310	5,309	4,171	3,302
Operating income (loss)	1,987	49,701	40,932	10,024	(1,184)	18,688	13,708
Interest and other financing costs, net	72	2,651	1,631	143	4,711	5,503	3,476
Other expenses, net	84	528	294	203	501	268	(1,159)
Income (loss) before taxes and minority interest	1,831	46,522	39,007	9,678	(6,396)	12,917	11,391
Income taxes	(40)	90	—	—	—	—	—
Minority interest	—	(1,039)	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	(6,609)
Income (loss) before cumulative change in accounting principles	1,871	47,471	39,007	9,678	(6,396)	12,917	4,782
Cumulative effect of change in accounting principles	—	577	—	—	—	1,653	—
Net income (loss)	$1,871	$48,048	$39,007	$9,678	$(6,396)	$14,570	$4,782
Net income per basic unit or common share	$0.08	$0.27	$0.22	$0.07	$(0.49)	$0.95	$0.38
Net income per diluted unit or common share	$0.08	$0.27	$0.22	$0.07	$(0.49)	$0.95	$0.38
Cash Flow Data:
Net cash (used in) provided by operating activities	$(1,256)	$47,743	$45,926	$111	$1,697	$6,626	$10,205
Net cash (used in) provided by investing activities	(1,248)	(35,268)	(93,439)	(60,490)	(8,531)	20,620	(19,261)
Net cash (used in) provided by financing activities	2,581	(13,693)	49,617	60,698	6,302	(26,854)	8,553
Capital expenditures (excluding property acquisitions) for oil and gas properties	(1,248)	(36,941)	(39,945)	(11,314)	(8,522)	(12,809)	(20,619)
Capital expenditures for property acquisitions	—	—	(72,700)	(47,508)	—	—	—

Balance Sheet Data (at period end):
Cash and cash equivalents	$93	$1,359	$2,740	$636	$183	$715	$323
Other current assets	20,863	29,527	18,933	9,839	9,527	6,467	6,356
Net property, plant and equipment	185,870	340,654	310,741	212,324	104,018	96,846	110,555
Other assets	418	3,057	1,112	816	751	1,325	1,309
Total assets	$207,244	$374,597	$333,526	$223,615	$114,479	$105,353	$118,543
Current liabilities	13,458	44,376	40,980	25,025	79,381	55,735	14,149
Long -term debt	1,500	56,000	36,500	10,500	—	—	62,400
Other long term liabilities	15,078	22,314	16,021	4,076	2,534	6,460	9,453
Redeemable preferred shares	—	—	—	—	40,736	37,785	34,925
Minority interest	—	1,361	—	—	—	—	—
Partners' capital (deficit)	177,208	250,546	240,025	184,014	(8,172)	5,373	(2,384)
Total liabilities and partners' capital	$207,244	$374,597	$333,526	$223,615	$114,479	$105,353	$118,543

Other Financial Data (unaudited):
Adjusted EBITDA	$5,708	$55,132	$52,345	$16,736	$(297)	$11,214	$16,718

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) and net cash flow from operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Successor	Predecessors
	BreitBurn Energy Partners L.P.	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to	Year Ended	Year Ended
	December 31,	October 9,	December 31,	December 31,	June 15,	December 31,	December 31,
Thousands of dollars	2006	2006	2005	2004	2004	2003	2002
Reconciliation of consolidated net income to Adjusted EBITDA:
Net income	$1,871	$48,048	$39,007	$9,678	$(6,396)	$14,570	$4,782
Unrealized loss (gain) on derivative instruments	1,299	(5,983)	(155)	2,610	—	—	—
Depletion, depreciation and amortization expense	2,506	10,903	11,862	4,305	1,388	3,618	4,523
Interest expense and other financing costs	72	2,651	1,631	143	4,711	5,503	3,476
Loss (gain) on sale of assets	—	—	—	—	—	(10,824)	3,937
Income tax expense	(40)	90	—	—	—	—	—
Cumulative effect of change in accounting principles	—	(577)	—	—	—	(1,653)	—
Adjusted EBITDA	$5,708	$55,132	$52,345	$16,736	$(297)	$11,214	$16,718
Reconciliation of net cash from operating activities to Adjusted EBITDA:
Net cash from operating activities	$(1,256)	$47,743	$45,926	$111	$1,697	$6,626	$10,205
Add:
Increase (decrease) in current assets and current liabilities relating to operating activities	10,166	14,259	10,510	15,973	(2,107)	1,974	2,671
Unrealized gain on financial derivative instruments	1,299	(5,983)	(155)	2,610	—	—	—
Interest expense and other financing costs	72	2,651	1,631	143	1,760	3,281	3,476
Equity in earnings from affiliates, net	(32)	(48)	1	(35)	(28)	(81)	7
Stock based compensation paid	—	4,400	1,970	—	—	—	—
Deferred stock based compensation	(4,490)	(7,979)	(7,213)	(1,874)	—	—	—
Other	(51)	(950)	(325)	(192)	(1,619)	(586)	359
Minority interest	—	1,039	—	—	—	—	—
Adjusted EBITDA	$5,708	$55,132	$52,345	$16,736	$(297)	$11,214	$16,718

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Historical Consolidated Financial and Operating Data” and the financial statements and related notes included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences are discussed in “Risk Factors” contained in Item 1A of this report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Statement Relevant to Forward-Looking Information” in the front of this report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties.  Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders.  Our assets consist primarily of producing and non-producing crude oil reserves located in the Los Angeles Basin in California and the Wind River and Big Horn Basins in central Wyoming.  Through a 2007 acquisition, we now also have properties in the Permian Basin of West Texas.

Our Predecessor, BreitBurn Energy, is a 95.55% owned indirect subsidiary of Provident, a publicly traded Canadian energy trust.  Provident acquired its interest in BreitBurn Energy in June 2004 with the intent to use BreitBurn Energy as the primary acquisition vehicle to grow its upstream energy business in the United States.  BreitBurn Energy Corporation (“BreitBurn Corporation”) owns the remaining 4.45% in BreitBurn Energy.  In October 2004, BreitBurn Energy acquired the Orcutt Hills Oil Field in California and in March 2005, it acquired Nautilus Resources, LLC (‘‘Nautilus’’), a privately held company with assets in the Wind River and Big Horn Basins in central Wyoming.

On October 10, 2006, we completed our initial public offering of 6,000,000 Common Units representing limited partner interests in the Partnership at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.  On November 6, 2006, we also completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering.  After the initial public offering and the subsequent over-allotment exercise, Provident and BreitBurn Corporation together own 15,075,758 Common Units, representing an aggregate 68.60% limited partner interest, and an indirect 2% general partner interest in the Partnership; and the public unitholders own 6,900,000 Common Units, representing an aggregate 31.40% limited partner interest.

Partnership Properties

In connection with the initial public offering, BreitBurn Energy contributed to us the Partnership Properties, which include certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  As of December 31, 2006, the total estimated proved reserves of the Partnership Properties were 30.7 MMBoe, of which approximately 98% were oil and 93% were classified as proved developed reserves.  Of these total estimated proved reserves 57% are located in California and 43% are located in Wyoming.  We operate approximately 99% of the total wells in which we have interests.  The Partnership conducts its operations through, and its operating assets are owned by, its subsidiaries.  The Partnership owns directly or indirectly all of the ownership interests in its operating subsidiaries.

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

How We Evaluate our Operations

We use a variety of financial and operational measures to assess our performance.  Among these measures are the following: volumes of oil and natural gas produced, reserve replacement; realized prices; operating and general and administrative expenses; and Adjusted EBITDA, as defined in Item 6 of this report.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, production volumes for the Partnership Properties increased by 82 MBoe, or 5%.  Most of the increase resulted from reporting a full year of production for Nautilus in 2006 as compared to 10 months in 2005.  This increase was partially offset by lower production due to natural field declines primarily in our California properties.

As of December 31, 2006, our proved reserves were 30.7 million Boe.  The properties contributed to us had reserves of 29.7 million Boe as of December 31, 2005.  This increase of 1 million Boe was net of 1.6 million Boe produced during 2006 for these properties.  On that basis, these properties realized an approximate 160% reserve replacement during 2006.  This increase does not include the acquisition we made in early 2007, which is discussed under “Recent Acquisitions.”

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market -based index prices and the effects of our derivative activities.  We market our oil and natural gas production to a variety of purchasers based on regional pricing.  Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market.  Our Los Angeles Basin crude oil is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI.  Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI.  Our revenues and net income are sensitive to oil and natural gas prices.  We enter into various derivative contracts in order to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas.  We currently maintain derivative arrangements for a significant portion of our oil and gas production.  See ‘‘Item 7A.  Quantitative and Qualitative Disclosure About Market Risk” for more detail on our hedging activities.

In evaluating our production operations, we frequently monitor and assess our operating and general and administrative expenses per Boe produced.  This measure allows us to better evaluate our operating efficiency and is used by us in reviewing the economic feasibility of a potential acquisition or development project.

Operating expenses are the costs incurred in the operation of producing properties.  Expenses for utilities, direct labor, water injection and disposal, production taxes and materials and supplies comprise the most significant portion of our operating expenses.  A majority of our operating cost components are variable and increase or decrease along with our levels of production.  For example, we incur power costs in connection with various production related activities such as pumping to recover oil and gas, separation and treatment of water produced in connection with our oil and gas production, and re -injection of water produced into the oil producing formation to maintain reservoir pressure.  Although these costs typically vary with production volumes, they are driven not only by volumes of oil produced but also volumes of water produced.  Consequently, fields that have a high percentage of water production relative to oil production, also known as a high water cut, will experience higher levels of power costs for each barrel of oil produced.  Certain items, however, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period.  For instance, repairs to our pumping equipment or surface facilities result in increased expenses in periods during which they are performed.

Production taxes vary by state.  California, Wyoming and Texas impose ad valorem taxes on oil and gas properties.  Various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits.  Wyoming currently imposes a severance tax on oil and gas producers at the rate of 6% of the value of the gross product extracted.  Reduced rates may apply to certain types of wells and production methods, such as new wells, renewed wells, stripper production and tertiary production.  Texas currently imposes a severance tax on oil and gas producers at the rate of 4.6% of the value of the gross product extracted.  California does not currently impose a severance tax but attempts to impose a similar tax have been introduced in the past.

The Partnership entered into an Administrative Services Agreement with BreitBurn Management, pursuant to which BreitBurn Management began operating the Partnership’s assets and performing other administrative services for the Partnership such as accounting, corporate development, finance, land, legal and engineering.  Under the Administrative Services Agreement, we reimburse BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs (including salary, bonus, incentive compensation and other amounts paid to its executive officers).  BreitBurn Management currently either allocates to us expenditures specifically identified with conducting our operations or in proportion to the aggregate barrels of oil equivalents produced by us.  BreitBurn Management also allocates certain expenses based on its good -faith determination of actual time spent performing services for us relative to any other entity.  BreitBurn Management will from time to time review the methodology utilized to allocate costs, including reviewing the impacts of acquisitions, capital programs, and other factors, and may modify the methodology to appropriately reflect the value attributable to the Partnership.

The Partnership’s general and administrative expenses totaled $7.9 million in the 83 days from October 10, 2006 to December 31, 2006.  This result was $5.2 million more than management expected due to higher expenses related to management incentive plans caused by a 30% increase in the price of the Partnership’s units from the first day of trading to the last day of the year.  In addition, general and administrative expenses were approximately $0.5 million higher than expectations as we experienced higher accounting, audit, legal and other professional fees attributable to our transition to a public entity.  The management incentive plans can result in the Partnership recognizing significant compensation expense if the Partnership’s units also significantly increase in value.  We estimate that each $1.00 increase in the trading price of our common units above $24.10 (which was our closing unit price for the last trading day of 2006) would increase the amount of our compensation expense for 2007 by approximately $0.9 million.

Outlook

Oil and natural gas prices have increased significantly since the beginning of 2004.  The Partnership anticipates a continued favorable commodity price environment in 2007.  Significant factors that will impact near -term commodity prices include political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators.  A substantial portion of the Partnership’s estimated production is currently covered through derivative transactions through 2008, and the Partnership intends to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on its oil and gas revenues.

Industry price levels for crude oil generally increased in the first half of 2006 and declined in the second half.  Prices at the end of 2006 were slightly lower than at the beginning of the year.  The WTI spot price for crude oil averaged $66 per barrel in 2006, an increase of approximately $9 per barrel from the 2005 average price.  The rise in crude oil prices between years reflected, among other things, increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.  To date in 2007, the WTI spot price has averaged approximately $56 per barrel.

The increase in commodity prices has resulted in increased drilling activity and demand for drilling and operating services and equipment in North America.  The Partnership anticipates drilling service and labor costs, as well as costs of equipment and raw materials, to remain at the levels experienced in 2006.

Results of Operations

The table below summarizes certain of the results of operations and period-to-period comparisons attributable to the Partnership Properties for the periods indicated.  These results are presented for illustrative purposes only and are not indicative of the future results of the Partnership Properties.  The information was prepared by us and is unaudited.  This presentation does not correspond to the financial statements included elsewhere in this report and represents only a sub set of those financial statements.

	Year Ended December 31,			Increase / decrease%
Thousands of dollars, except as indicated	2006	2005	2004	2006-2005	2005-2004
Total Production (MBoe)	1,640	1,558	866	5%	80%
Average daily production (Boe/d)	4,494	4,269	2,368	5%	80%
Oil, natural gas and natural gas liquid sales	$89,815	$73,334	$32,845	22%	123%
Realized gains (losses) on derivative instruments	1,077	(8,594)	(4,882)	113%	-76%
Unrealized gains (losses) on derivative instruments	3,303	98	(1,356)	3,270%	107%
Other revenues, net	1,104	964	968	15%	0%
Total revenues and other income items	$95,299	$65,802	$27,575	45%	139%

Operating expenses	$29,261	$21,388	$11,561	37%	85%

Comparison of Results of the Partnership Properties for the Year Ended December 31, 2006, 2005 and 2004

The variance in the results of the Partnership Properties was due to the following components:

Production

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, production volumes increased by 82 MBoe, or 5%.  Most of the increase in 2006 resulted from reporting two extra months of production for Nautilus in 2006 as compared to 2005.  Nautilus was purchased by our Predecessor in March 2005.  This increase was partially offset by lower production due to natural field declines primarily in our California properties.

For the year ended December 31, 2005 as compared to the year ended December 31, 2004, production volumes increased by 692 MBoe, or 80%.  Approximately 86% of the increase in 2005 was a result of the Nautilus acquisition.

Revenues

Total revenues increased $29.5 million in 2006 as compared to 2005.  The majority of the increase was attributable to higher crude oil prices, which increased revenues by approximately $12.6 million.  The 2006 results also reflected higher revenues of $4.2 million, which was attributable to including a full year of Nautilus production in 2006 as compared to ten months in 2005.  In addition, the 2006 results were higher by $3.2 million compared to 2005 due to larger unrealized derivative gains in 2006 versus 2005.  The 2006 results included realized gains of $1.1 million versus losses of $8.6 million in 2005 related to derivative instruments.

The increase in total revenues of $38.2 million from 2004 to 2005 was due to an increase of $40.5 million from oil and gas sales, which included $22.6 million resulting from higher production attributable to the Nautilus acquisition in March 2005, $14.3 million from price increases, and $3.6 million from drilling and optimization programs. This increase was partially offset by higher losses of $2.3 million from derivative instruments.

Operating expenses

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, operating expenses were $17.84 per Boe compared with $13.73, an increase of 30%.  This increase was due to overall increases in labor, service, insurance and production and property tax costs, primarily in California operations.  Higher property taxes in 2006 added $1.93 per Boe to operating expenses.

For the year ended December 31, 2005 as compared to the year ended December 31, 2004, operating expenses were $13.73 per Boe compared with $13.35 per Boe, an increase of 3%.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense increased by $0.83 per Boe from $4.36 per Boe in 2005 to $5.19 per Boe in 2006.  The increase in DD&A rates was due to changes in reserve estimates at December 31, 2006, primarily related to our Wyoming properties.  In addition, DD&A included an impairment charge of $0.3 million in one of our Wyoming properties, which increased our DD&A rate by approximately $0.20 per Boe.

Depletion, depreciation and amortization expense increased by $1.37 per Boe from $2.99 per Boe in 2004 to $4.36 per Boe in 2005.  The increase in DD&A rates primarily reflected the investment related to the Nautilus acquisition.

Results of Operations – For the Partnership’s Predecessor from 2004 through the date of the Initial Public Offering (October 10, 2006) and the Partnership for the Period from October 10, 2006 through December 31, 2006.

The discussion of the results of operations and period-to-period comparisons presented below primarily covers the historical results of BreitBurn Energy.  Because the historical results of BreitBurn Energy include combined information for both the Partnership Properties and the properties retained by BreitBurn Energy, we do not consider these historical results of BreitBurn Energy for operations and period-to-period comparisons of its results as indicative of the Partnership’s future results.  Nevertheless, they are presented here to provide a possible context for the current operations of the Partnership.

Revenues—BreitBurn Energy – Pre-IPO and the Partnership Post-IPO to 12/31/06

For the 282 day period of 2006 preceding the Partnership’s initial public offering, net revenue for BreitBurn Energy was $113.5 million, including unrealized gains on derivative instruments of $6.0 million and realized losses on derivative instruments of $3.7 million.  The Partnership’s revenues for the 83 day period from October 10, 2006, the day the Partnership completed its initial public offering, through December 31, 2006, totaled $19.5 million, including realized gains on derivative instruments of $2.2 million and unrealized losses on derivative instruments of $1.3 million.

Total revenues for BreitBurn Energy increased by $60.6 million from 2004 to 2005 due to increases of $65.4 million from oil and gas sales, which included $22.6 million from Nautilus properties that were acquired in March 2005, $22.9 million from higher prices, $14.0 million from a full year of Orcutt production, as compared to three months in 2004, and $6.5 million in higher production from drilling and optimization programs.  The increase in oil and gas sales was partially offset by $4.5 million in higher losses from derivative instruments.

Operating expenses—BreitBurn Energy – Pre-IPO and the Partnership Post-IPO to 12/31/06

For the 282 day period of 2006 preceding the Partnership’s initial public offering, operating costs for BreitBurn Energy were $34.9 million.  Operating costs for the Partnership for the 83 day period from October 10, 2006, the day the Partnership completed its initial public offering, through December 31, 2006, were $7.2 million, or $18.86 per Boe.

Operating expenses for BreitBurn Energy increased from 2004 to 2005 on a per Boe basis from $13.30 to $13.75, or 3%.  These increases were primarily due to overall increases in utility, labor and service costs.

General and administrative expenses—BreitBurn Energy – Pre-IPO and the Partnership Post-IPO to 12/31/06

For the 282 day period of 2006 preceding the Partnership’s initial public offering, general and administrative expenses for BreitBurn Energy were $18.0 million.  General and administrative expenses for the Partnership for the 83 day period from October 10, 2006, the day the Partnership completed its initial public offering, through December 31, 2006, totaled $7.9 million, which was $5.2 million more than management expectations due principally to management incentive plan expenses of $4.5 million, which resulted from the 30% increase in the price of Partnership’s units during the period.  In addition, accounting, audit, legal and other professional fees exceeded expectations by approximately $0.5 million, primarily attributable to the Partnership’s transition to a public entity.

From 2004 to 2005, general and administrative expenses for BreitBurn Energy increased by $6.5 million due to increases of $2.9 million relating to an increase in equity based compensation, $1.4 million payable under a services agreement with Provident, $1.4 million relating to salaries and wages, and $0.8 million relating to legal and other expenses, net of capitalized expenses.

Depletion, depreciation and amortization—BreitBurn Energy – Pre-IPO and the Partnership Post-IPO to 12/31/06

For the 282 day period of 2006 preceding the Partnership’s initial public offering, DD&A expenses for BreitBurn Energy were $10.9 million.  DD&A expenses for the Partnership for the 83 day period from October 10, 2006, the day the Partnership completed its initial public offering, through December 31, 2006, totaled $2.5 million, or $6.60 per Boe.

Depletion, depreciation and amortization expense on oil and gas properties for BreitBurn Energy was $2.67 per Boe for the period from January 1 to June 15, 2004. DD&A expense increased $2.96 per Boe to $5.63 per Boe for the period from June 16 to December 31, 2004 when compared to the period from January 1 to June 15, 2004. The increase was attributable to the step up in basis of the oil and gas properties upon the acquisition of BreitBurn Energy by Provident. For the year ended December 31, 2005, DD&A expense decreased $0.68 per Boe to $4.95 per Boe when compared to the period from June 16 to December 31, 2004. The decrease in DD&A expense per Boe is primarily attributable to increased production at properties with lower average DD&A rates.

Recent Acquisitions

On January 23, 2007, through a wholly owned subsidiary, we completed the purchase of certain oil and gas properties including related property and equipment, known as the “Lazy JL Field” in the Permian Basin of West Texas from Voyager Gas Corporation.  The purchase price for this acquisition was approximately $29.0 million in cash, and was financed through borrowings under the Partnership’s existing revolving credit facility.  The acquisition was effective as of January 1, 2007.

Liquidity and Capital Resources

The Partnership’s net income for the period October 10, 2006 to December 31, 2006 was $1.9 million.  As a result of the timing of collections for certain receivables from our Predecessor and the resulting increase in working capital, the Partnership’s cash flow from operations for the period was a negative $1.3 million.

The Partnership’s primary sources of liquidity are cash generated from its operations, amounts available under its revolving credit facility and funds from future private and public equity and debt offerings.  In connection with the initial public offering, the Partnership assumed approximately $36.5 million in outstanding indebtedness from the Predecessor, which the Partnership repaid with a portion of the net proceeds from the initial public offering.  The Partnership also made a distribution of $63.2 million from the net proceeds from the initial public offering to Provident and BreitBurn Corporation.

The Partnership had outstanding borrowings under its credit facility of $1.5 million at December 31, 2006.

On February 14, 2007, the Partnership paid a cash distribution of approximately $8.9 million to its general partner and common unitholders of record as of the close of business on February 5, 2007.  The distribution paid to unitholders was prorated to $0.399 per common unit from the $0.4125 that the Partnership anticipated paying for the quarter, reflecting the reduced period of time from the first day of trading of the Partnership’s common units on October 4, 2006 through December 31, 2006.

The Partnership plans to make substantial capital expenditures in the future for the acquisition, exploitation and development of oil and natural gas properties.  The Partnership intends to finance its acquisition and future development and exploitation activities with a combination of cash flow from operations and issuances of debt and equity.

If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce the expected level of capital expenditures and/or borrow a portion of the funds under its credit facility, issuances of debt and equity securities or from other sources.  Funding its capital program from sources other than cash flow from operations could limit the Partnership’s ability to make acquisitions.  In the event the Partnership makes one or more acquisitions and the amount of capital required is greater than the amount the Partnership has available for acquisitions at that time, the Partnership could reduce the expected level of capital expenditures and/or seek additional capital.  If the Partnership seeks additional capital for that or other reasons, the Partnership may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means.  The Partnership cannot be sure that needed capital will be available on acceptable terms or at all.  The Partnership’s ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in its credit agreement.  If the Partnership is unable to obtain funds when needed or on acceptable terms, the Partnership may not be able to complete acquisitions that may be favorable to the Partnership or finance the capital expenditures necessary to replace its reserves and, in certain circumstances, may elect to or be required to reduce the level of its quarterly distribution.

Credit Facility

On October 10, 2006, in connection with our initial public offering, our wholly owned subsidiary, BreitBurn Operating LP, as borrower, and we and our operating subsidiaries, as guarantors, entered into a $400.0 million revolving credit facility with Wells Fargo Bank, N.A., as lead arranger, administrative agent and issuing lender, and a syndicate of banks.  The initial borrowing base of this credit facility was $90 million and in December 2006 was increased to $100 million.  The credit facility will mature in September 2010 and borrowings bear interest, at a rate per annum equal to the lesser of (i) the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit facility), or (ii) the Highest Lawful Rate (as defined in the credit facility).  Under the credit facility, borrowings may be used (i) to refinance a portion of BreitBurn Energy’s indebtedness, (ii) for standby letters of credit to the sub-facility amount of $5.0 million, (iii) for working capital purposes, (iv) for general company purposes, and (v) for certain permitted acquisitions enumerated by the credit facility.  Borrowings under the credit facility are secured by a first-priority lien on and security interest in all of BreitBurn Operating L.P.’s assets.

The credit facility contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders; make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The events that constitute an Event of Default under the credit facility are customary for loans of this size, including: payment defaults; breaches of representations, warranties or covenants; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; failure to perform under a material agreement; and occurrence of a material adverse effect.

The credit facility requires the Partnership to maintain a leverage ratio (defined as the ratio of total debt to EBITDA) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00.  In addition, the credit facility requires us to maintain a current ratio as of the last day of each quarter, of not less than 1.10 to 1.00.  Furthermore, we are required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  The credit facility defines EBITDA in the same manner as Adjusted EBITDA is used in this report.  As of December 31, 2006, we were in compliance with these covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

In addition to the credit facility described above, the Partnership entered into an Administrative Services Agreement with BreitBurn Management upon completion of our initial public offering, pursuant to which BreitBurn Management operates the Partnership’s assets and performs other administrative services for the Partnership such as accounting, corporate development, finance, land, legal and engineering.  BreitBurn Management is entitled to be reimbursed by the Partnership for its expenses incurred on behalf of the Partnership.  See Item 13 for a detailed discussion of related party transactions.

The Partnership did not have any off-balance sheet arrangements as of December 31, 2006.

Commitments

The following table outlines our financial contractual obligations.  Some of these contractual obligations are reflected in the balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Year
Thousands of dollars	2007	2008	2009	2010	2011	after 2011	Total
Credit facility	$—	$—	$—	$1,500	$—	$—	$1,500
Office, vehicle, and equipment leases	108	85	26	—	—	—	219
Asset retirement obligation	—	—	—	—	—	10,253	10,253
Total	$108	$85	$26	$1,500	$—	$10,253	$11,972

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations for the Partnership Properties is based upon the consolidated financial statements of the Partnership, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Partnership to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Partnership evaluates its estimates and assumptions on a regular basis.  The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of the financial statements of the Partnership.  Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments.  The development, selection and disclosure of each of these policies is reviewed by the Partnership’s audit committee.  The Partnership believes these accounting policies reflect the more significant estimates and assumptions used in preparation of its financial statements.  See Note 2 of the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

Successful Efforts Method of Accounting

The Partnership accounts for oil and gas properties using the successful efforts method.  Under this method of accounting, leasehold acquisition costs are capitalized.  Subsequently, if proved reserves are found on unproved property, the leasehold costs are transferred to proved properties.  Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

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

Oil and gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable.  The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices.  If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows.

Unproven properties are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

Property acquisition costs are capitalized when incurred.

Oil and Gas Reserve Quantities

The estimates of proved reserves of the Partnership are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.  Annually, Netherland, Sewell & Associates, Inc. prepares a reserve and economic evaluation of all the Partnership properties on a well-by-well basis.

Estimated proved reserves and their relation to estimated future net cash flows impact the depletion and impairment calculations for the Partnership.  As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates.  The Partnership prepares its disclosures for reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines.  The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports.  The accuracy of the reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

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

Asset Retirement Obligations

As described in Note 9 of the consolidated financial statements, the Partnership follows SFAS No. 143, Accounting for Asset Retirement Obligations (“ARO”).  Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service and are amortized over proved reserves using the units of production method.  The engineers of BreitBurn Management estimate asset retirement costs using existing regulatory requirements and anticipated future inflation rates.  Projecting future ARO cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of future oil and gas reserves, future labor and equipment rates, future inflation rates, and our credit adjusted risk free interest rate.  Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility.

Environmental Expenditures

The Partnership reviews, on an annual basis, its estimates of the cleanup costs of various sites.  When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.  For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments.  The Partnership does not discount any of these liabilities.

Derivative Instruments and Hedging Activities

The Partnership periodically uses derivative financial instruments to achieve more predictable cash flow from our oil production by reducing their exposure to price fluctuations.  Currently, these instruments include swaps and options.  Additionally, the Partnership may use derivative financial instruments in the form of interest rate swaps to mitigate interest rate exposure.  The Partnership accounts for these activities pursuant to SFAS No. 133.  This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.  The accounting for changes in the fair market value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation, which is established at the inception of a derivative instrument. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the company’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the  method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.  The Partnership does not account for its derivative instruments as cash flow hedges under SFAS No. 133 and is recognizing changes in the fair value of its derivative instruments immediately in net income.  See ‘‘Item 7A.  Quantitative and Qualitative Disclosure About Market Risk” for more detail on the Partnership’s derivative instruments activities.

New Accounting Pronouncements

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”).  In February 2007, the FASB issued SFAS No. 159 which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  The provisions of SFAS No. 159 will be effective for us beginning January 1, 2008.  We are evaluating the impact of adoption of SFAS No. 159 but do not currently expect the adoption to have a material impact on our financial position, results of operations or cash flows.

SFAS No. 157, Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, which will become effective for us on January 1, 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards.  The impact to the Partnership from the adoption of SFAS No. 157 in 2008 will depend on the Partnership’s assets and liabilities at that time that they are required to be measured at fair value.

SAB No. 108.  In September 2006, the SEC staff also issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  While not an official rule or interpretation of the SEC, SAB No. 108 was issued to address the diversity in practice in quantifying misstatements and assessing their effect on financial statements.  The Partnership was not impacted in its preparation of its year-end 2006 financial statements by its adoption of the guidance of SAB No. 108.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  In July 2006, the FASB issued FIN 48, which became effective for us on January 1, 2007.  This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies.  We are evaluating the impact of this standard but do not currently expect the adoption to have a material impact on our financial position, results of operations or cash flows.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Partnership’s potential exposure to market risks.  The term ‘‘market risk’’ refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.  This forward-looking information provides indicators of how the Partnership views and manages its ongoing market risk exposures.  All of the Partnership’s market risk sensitive instruments were entered into for purposes other than speculative trading.  See “Cautionary Statement Relevant to Forward-Looking Information” in the front of this report.

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

Commodity Price Risk

As of December 31, 2006, the Partnership had the following derivatives as summarized below (utilizing NYMEX WTI):

Year	Product	Volume	Terms(a)	Effective Period
2007	Crude Oil	3,500 Bbl/d 2,650 Bbl/d 250 Bbl/d 250 Bbl/d	Swaps - average $67.84 per Bbl Swaps - average $68.44 per Bbl Collar $66.00 (floor)/ $69.25 (Ceiling) Collar $66.00 (floor)/$71.50 (Ceiling)	January 1 - June 30 July 1 - December 31 July 1 - December 31 July 1 - December 31

2008	Crude Oil	2,650 Bbl/d 250 Bbl/d 250 Bbl/d 2,500 Bbl/d 2,000 Bbl/d

Swaps - average $68.44 per Bbl
Collar $66.00 (floor)/ $69.25 (Ceiling)
Collar $66.00 (floor)/$71.50 (Ceiling)
Participating Swap $60 per Bbl (maximum to 53.3% above floor)
Participating Swap $60 per Bbl (maximum to 59% above floor)

January 1 - June 30 January 1 - June 30 January 1 - June 30 July 1 - September 30 October 1 - December 31

2009	Crude Oil	500 Bbl/d 1,500 Bbl/d	Participating Swap $60 per Bbl (maximum to 55.5% above floor) Participating Swap $60 per Bbl (maximum to 59.7% above floor)	January 1 - September 30 January 1 - September 30

(a)    A participating swap is a single instrument which combines a swap and a call option with the same strike price.

In January 2007, the Partnership also entered into the following derivative positions relating to its acquisition of the Lazy JL properties.

Year	Product	Volume	Terms	Effective Period
2007	Crude Oil	125 Bbl/d 225 Bbl/d	Swap - $59.25 per Bbl Swap - $59.25 per Bbl	April 1 - June 30 July 1 - December 31

2008	Crude Oil	225 Bbl/d 275 Bbl/d	Swap - $59.25 per Bbl Swap - $59.25 per Bbl	January 1 - June 30 July 1 - December 31

2009	Crude Oil	325 Bbl/d	Swap - $59.25 per Bbl	January 1 - December 31

Location and quality discounts or differentials attributable to the Partnership are not reflected in the above prices.  The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.  Our Los Angeles Basin crude is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX.  Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI.

The Partnership enters into derivative contracts, primarily swaps and option contracts in order to mitigate the risk of market price fluctuations to achieve more predictable cash flows.  While the Partnership’s current use of these derivative instruments limits the downside risk of adverse price movements, it also limits future revenues from favorable price movements.  The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis.  We measure effectiveness on a quarterly basis.  Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective.  The Partnership’s derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price discounts or differentials.  For instance, the Partnership’s physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while its derivative contracts are tied to NYMEX WTI crude oil prices.  During 2006 the aggregate discounts we received for our production relative to NYMEX WTI benchmark prices ranged between $2.99 and $4.53 per barrel for our California based production and $11.38 and $31.87 per barrel for our Wyoming based production.

All derivative instruments are recorded on the balance sheet at fair value.  Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty.  Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in commodity derivative income (loss) on the statement of operations.

Changes in Fair Value

The fair value of the Partnership’s outstanding oil commodity derivative instruments at January 31, 2007, including derivative instruments related to the Lazy JL acquisition, was approximately $20 million.  With a $5.00 per barrel increase or decrease in the price of oil, the fair value of the Partnership’s outstanding oil commodity derivative instruments would be approximately $7 million and $34 million, respectively.

Price risk sensitivities were calculated by assuming across-the-board increases in price of $5.00 per barrel for oil regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amounts given due to lower volatility in out-month prices.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-38 of this report and are incorporated herein by reference.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Our general partner’s Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, because we identified a “material weakness” in our internal control over financial reporting regarding the establishment of beginning balances for the Partnership.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Partnership’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.  Nevertheless, in the process of finalizing the audit of our financial statements for the period ended December 31, 2006, management identified deficiencies in our internal control over financial reporting with regard to our valuation of certain derivative instruments and the completeness of production and property taxes which constitute a material weakness.  The Partnership did not maintain effective internal controls over:

•                  Valuation of derivative instruments that BreitBurn Energy, its predecessor, transferred to it on October 10, 2006, and instead valued the derivatives as of October 1, 2006.  Specifically, the failure to record those transferred derivatives at the October 10th fair value resulted in an understatement of the derivatives receivable contributed to the Partnership and an overstatement of the unrealized gain on derivative instruments during the period from October 10 to December 31, 2006 due to the decrease in commodity prices that occurred between October 1 and October 10, 2006.

•                  The completeness of production and property taxes relating to the Partnership properties transferred to it on October 10, 2006.  Specifically, the failure to record these taxes resulted in an understatement of the “accounts payable - affiliates” assumed by the Partnership and an understatement of operating costs during the period from October 10 to December 31, 2006.

These control deficiencies resulted in audit adjustments to the Partnership’s consolidated financial statements as of and for the period ended December 31, 2006.

Management’s Plan for Remediation of the Material Weakness

This material weakness arose from the contribution of assets to the Partnership in connection with its initial public offering, and is not the type of transaction that will recur on a regular basis in the future.  Nevertheless, to address the material weakness in our internal control over financial reporting and prevent any similar event from occurring, management has designed a remediation plan to enhance the process in place for management’s review of the preliminary draft financials and variance analyses.  Currently, there is a detailed primary review of the preliminary financials which is secondarily reviewed at a high level.  The secondary review ensures all actions from the primary review were effectively addressed before the financials are finalized.  Management has determined that both the primary and secondary review should be detailed reviews and more rigorous variance analyses of financial statement account fluctuations should be performed.  In addition, accounting errors identified in the primary review will be documented and evidence of correction of those items will be confirmed during the secondary review prior to the issuance of the final financial statements.  Additional technical financial resources also will be allocated to the secondary review to ensure that material misstatements do not occur in the future.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not previously been reported.

PART III

Item 10.  Directors and Executive Officers of Our General Partner.

Partnership Management and Governance

BreitBurn GP, LLC, our general partner, manages our operations and activities on our behalf.  BreitBurn GP is owned indirectly by Provident and BreitBurn Corporation through their ownership of BreitBurn Management, the parent of BreitBurn GP, LLC.  We entered into an Administrative Services Agreement with BreitBurn Management pursuant to which BreitBurn Management will operate our assets and perform other administrative services for us such as corporate development, accounting, finance, legal, land and engineering.  We reimburse BreitBurn Management for its costs in performing these services, plus related expenses.  The Administrative Services Agreement provides that employees of BreitBurn Management (including the persons who are executive officers of our general partner) will devote such portion of their time as may be reasonable and necessary for the operation of the Partnership’s business.  It is anticipated that the executive officers of our general partner will devote a majority of their time to our business for the foreseeable future.

Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future.  Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.  Our general partner owes a fiduciary duty to our unitholders.  Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it.  Whenever possible, our general partner intends to cause us to incur indebtedness or other obligations that are non-recourse to it.  Our general partner has exclusive management power over our business and affairs.

BreitBurn GP has a board of directors that oversees its management, operations and activities.  We refer to the board of directors of BreitBurn GP as the ‘‘board of directors of our general partner.’’  The board of directors of our general partner has a total of nine members which includes three members who are not officers or employees, and are otherwise independent, of Provident and its affiliates, including our general partner.  These directors, to whom we refer as independent directors, meet the independence standards established by the NASDAQ Global Select Market and SEC rules.

The board of directors of our general partner has two standing committees: the audit committee and the governance committee.  The members of the governance committee currently consist of Randall J. Findlay, Greg L. Armstrong, Grant D. Billing, Thomas W. Buchanan and Gregory J. Moroney.  The governance committee’s primary functions are to: (i) assist the board of directors in corporate governance matters; (ii) recommend new candidates for election to the board and assist the board in evaluating the performance of its members; and (iii) review the compensation of directors.  The members of the audit committee currently consist of Charles S. Weiss, Greg L. Armstrong and John R. Butler, Jr. , each of whom meet the independence standards established by the NASDAQ Global Select Market and SEC rules.  The board of directors of our general partner has determined that a member of the audit committee, Greg L. Armstrong, qualifies as an “audit committee financial expert” as defined by SEC rules.  The audit committee’s primary functions are to assist the board of directors with respect to (i) the review of the financial statements and the financial reporting of the Partnership; (ii) the assessment of the Partnership’s internal controls; (iii) the appointment, compensation and evaluation of the external auditor and the oversight of the external audit process; (iv) the performance of the Partnership’s internal audit function; (v) the review and approval on an ongoing basis of all material related party transactions required to be approved by the board; (vi) the resolution of any conflicts of interest with our general partner and its affiliates and (vii) the preparation of the audit committee report included in this report.

As required by our partnership agreement, the board of directors of our general partner relies on the audit committee to determine if the resolution of a conflict of interest with our general partner or its affiliates is fair and reasonable to us.  Any matters approved by the audit committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Even though most companies listed on the NASDAQ Global Select Market are required to have a majority of independent directors serving on the board of directors of the listed company, the NASDAQ Global Select Market does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner.  For the period from the closing date of our initial public offering through March 1, 2007, there were no matters of conflict of interest presented to the audit committee for consideration.

Whenever our general partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such other action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and our general partner is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under the Delaware Act or any other law.  Examples include the exercise of its limited call rights, its rights to vote and transfer with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of the Partnership.

Meetings and Other Information

Since our initial public offering, our board of directors had five regularly scheduled and special meetings, our audit committee had five meetings and our governance committee had one meeting.  None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

All of our committees have charters.  Our committee charters and governance guidelines, as well as our Code of Business Conduct and our Code of Ethics for Senior Financial Officers, which apply to our principal executive officer, principal financial officer and principal accounting officer, are available on our Internet website at http://www.breitburn.com.  We intend to disclose any amendment to or waiver of the Code of Ethics for Senior Financial Officers and any waiver of our Code of Business Conduct on behalf of an executive officer or director either on our Internet website or in an 8-K filing.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the SEC.  Insiders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.  To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ending December 31, 2006, the Insiders complied with all such filing requirements, except as follows:  each of Messrs. Armstrong, Billing, Breitenbach, Butler, Findlay, Jackson, McFarland, Moroney, Washburn, Weiss and Williamson reported late grants of phantom options, unit appreciation awards and/or performance units made on October 10, 2006.

Report of the Audit Committee

The audit committee of BreitBurn GP oversees the Partnership’s financial reporting process on behalf of the board of directors.  Management has the primary responsibility for the financial statements and the reporting process.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this report.

The Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America.  The audit committee reviewed with PricewaterhouseCoopers LLP their judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards.

The audit committee discussed with PricewaterhouseCoopers LLP the matters required to be discussed by SAS 61 (Codification of Statement on Auditing Standards, AU § 380), as may be modified or supplemented.  The committee received written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board No. 1, Independence Discussions with Audit Committees, as may be modified or supplemented, and has discussed with PricewaterhouseCoopers LLP its independence from management and the Partnership.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in this report for filing with the SEC.

Charles S. Weiss, Chairman
Greg L. Armstrong
John R. Butler, Jr.

Directors and Executive Officers of BreitBurn GP, LLC

The following table sets forth certain information with respect to the members of the board of directors and the executive officers of our general partner.  Executive officers and directors will serve until their successors are duly appointed or elected.

Name	Age	Position with BreitBurn GP, LLC
Randall H. Breitenbach	46	Co-Chief Executive Officer, Director
Halbert S. Washburn	47	Co-Chief Executive Officer, Director
James G. Jackson	42	Executive Vice President and Chief Financial Officer
Gregory C. Brown	55	Executive Vice President and General Counsel
Bruce D. McFarland	50	Treasurer
Lawrence C. Smith	53	Controller
Chris E. Williamson	49	Vice President of Operations
Greg L. Armstrong*	48	Director
Thomas W. Buchanan	51	Director
Randall J. Findlay	57	Chairman of the Board
Grant D. Billing	55	Director
John R. Butler, Jr.*	68	Director
Gregory J. Moroney	55	Director
Charles S. Weiss*	54	Director

*  Independent Directors

Randall H. Breitenbach has been the Co-Chief Executive Officer and a Director of our general partner since March 2006.  Mr. Breitenbach also is the co-founder and has been the Co-Chief Executive Officer of BreitBurn Energy and its predecessors since 1988.  Mr. Breitenbach also is a director of BreitBurn Energy.  Mr. Breitenbach currently serves as Lead Trustee and a member of the Audit Committee for Hotchkis and Wiley Funds, which is a mutual funds company.  Mr. Breitenbach holds both a B.S and M.S. degree in Petroleum Engineering from Stanford University and an M.B.A. from Harvard Business School.

Halbert S. Washburn has been the Co-Chief Executive Officer and a Director of our general partner since March 2006.  Mr. Washburn also is the co-founder and has been the Co-Chief Executive Officer of BreitBurn Energy and its predecessors since 1988.  Mr. Washburn also is a director of BreitBurn Energy.  Mr. Washburn currently serves as a member of the Board of Directors and Audit and Compensation Committees of Rentech, Inc., which is an alternative fuels company.  Mr. Washburn obtained a B.S. degree in Petroleum Engineering from Stanford University.

James G. Jackson has been the Chief Financial Officer of our general partner since July 2006.  Mr. Jackson also has served as the Chief Financial Officer of BreitBurn Energy since July 2006.  Before joining our general partner and BreitBurn Energy, Mr. Jackson served as Managing Director of Merrill Lynch & Co.’s Global Markets and Investment Banking Group.  Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990.  Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

Gregory C. Brown has been the General Counsel and Executive Vice President of Land, Legal and Government Affairs of our general partner since December 2006.  Mr. Brown also has served as General Counsel and Executive Vice President of Land, Legal and Government Affairs of BreitBurn Energy since December 2006.  Before joining our general partner and BreitBurn Energy, Mr. Brown was a partner at Bright and Brown, a law firm specializing in energy and environmental law which he co-founded in 1981.  Mr. Brown earned a B.A. degree from George Washington University, with Honors, Phi Beta Kappa and a Juris Doctor from the University of California, Los Angeles.

Bruce D. McFarland has been the Treasurer of our general partner since March 2006.  Mr. McFarland served as the Chief Financial Officer from March 2006 through June 2006.  Since joining BreitBurn Corporation, a predecessor of BreitBurn Energy, in 1994, Mr. McFarland served as Controller and served as Treasurer for more than five years. Before joining BreitBurn Energy, Mr. McFarland served as Division Controller of IT Corporation and worked at Price Waterhouse as a certified public accountant.  Mr. McFarland obtained a B.S. in Civil Engineering from the University of Florida and an M.B.A. from University of California, Los Angeles.

Lawrence C. Smith has been the Controller of our general partner since June 2006.  Mr. Smith also has served as the controller of BreitBurn Energy since June 2006.  Before joining our general partner and BreitBurn Energy, Mr. Smith served as the Corporate Accounting Compliance and Implementation Manager of Unocal Corporation from 2000 through May 2006.  Mr. Smith worked at Unocal from 1981 through May 2006 and held various managerial positions in Unocal’s accounting and finance organizations.  Mr. Smith obtained a B.B.A. in Accounting from the University of Houston, an M.B.A. from the University of California at Los Angeles, and is a certified public accountant.

Chris E. Williamson has been Vice President of Operations of our general partner since March 2006.  Since joining BreitBurn Corporation, a predecessor of BreitBurn Energy, in 1994, Mr. Williamson has served in a variety of capacities.  Mr. Williamson has served as Vice President—Operations from April 2005 to the present and as Business Unit Manager from 1999 to April 2005.  Before joining BreitBurn Energy, Mr. Williamson worked for five years as a petroleum engineer for Macpherson Oil Company.  Prior to his position with Macpherson, Mr. Williamson worked at Shell Oil Company for 8 years holding various positions in Engineering and Operations.  Mr. Williamson holds a B.S. in Chemical Engineering from Purdue University.

Thomas W. Buchanan was appointed to be a member of the Board of Directors of our general partner in March 2006.  Mr. Buchanan is currently a member of the board of directors and serves as President and Chief Executive Officer of Provident.  He held the positions of director and Chief Executive Officer since March 2001 and the positions of director, President and Chief Executive Officer since June 2006.  Mr. Buchanan also has served as a director of the general partner of BreitBurn Energy since June 2004.  Previously, Mr. Buchanan served as President and Chief Executive Officer of Founders Energy, Ltd., a predecessor to Provident.  Mr. Buchanan is also a director of Churchill Energy Inc. and Athabasca Oil Sands Corp., both of which are oil and gas companies.  Mr. Buchanan holds a B.S. in Commerce from the University of Calgary and is a Chartered Accountant.

Randall J. Findlay was appointed to be Chairman of the Board of Directors of our general partner in March 2006.  Mr. Findlay is currently a member of the board of directors of Provident, a position that he has held since March 2001.  Mr. Findlay served as the President of Provident from March 2001 through June 2006.  Mr. Findlay also has served as a director of the general partner of BreitBurn Energy since June 2004.  Previously, Mr. Findlay served as Executive Vice President and Chief Operating Officer of Founders Energy, Ltd., a predecessor to Provident, and held executive positions with TransCanada Pipeline Ltd. and TransCanada Gas Processing, L.P.  Mr. Findlay currently serves on the board of directors of Superior Plus Inc., TransAlta Power L.P., Pembina Pipelines Income Fund, and Canadian Helicopters Income Fund.  Mr. Findlay holds a B.S. in Chemical Engineering from the University of British Columbia.

Greg L. Armstrong was appointed to be a member of the Board of Directors of our general partner in August 2006.  Mr. Armstrong is the Chairman of the Board of Directors and Chief Executive Officer of Plains All American GP LLC, a position he has held since 1998.  Mr. Armstrong has been with Plains All American and its predecessor organizations since 1981.  Mr. Armstrong has a B.S. degree in Accounting and Management from Southeastern Oklahoma State University and is a Certified Public Accountant.

Grant D. Billing was appointed to be a member of the Board of Directors of our general partner in August 2006, effective upon the consummation of the offering.  Mr. Billing is a director of Provident and BreitBurn Energy, positions he has held since 2003 and September 2006, respectively.  In addition, Mr. Billing has served as the Chairman and a director of Superior Plus Inc. since 1994 and in July 2006 he was appointed to be the Chief Executive Officer.  Mr. Billing is a prior President and Chief Executive Officer of Norcen Energy Resources Ltd.  Mr. Billing is also currently a director of Capitol Energy Resources Ltd.  Mr. Billing has a BSC in Computer Science from the University of Calgary and is a Chartered Accountant.

John R. Butler, Jr. was appointed to be a member of the Board of Directors of our general partner in August 2006.  Mr. Butler has been Chairman of J.R. Butler and Company since 1976.  Mr. Butler is currently a director of Anadarko Petroleum Corporation, a position he has held since 1996.  In addition, Mr. Butler was Chairman and Chief Executive Officer of GeoQuest International Holdings, Inc., Senior Chairman of Petroleum Information Corp. and Vice Chairman of Petroleum Information/Dwights, L.L.C. until 1997.  He was also Chairman of the Society of Exploration Geophysicists Foundation until December 2001.  Mr. Butler has a B.S. in Chemical Engineering from Stanford University.

Gregory J. Moroney was appointed to be a member of the Board of Directors of our general partner in August 2006.  Mr. Moroney is a director of BreitBurn Energy, a position he has held since June 2004.  Currently, Mr. Moroney is the Managing Member and Owner of Energy Capital Advisors, LLC, a position he has held since January 2003.  Mr. Moroney is also a Senior Financial Consultant for Ammonite Resources LLC, a position he has held since June 2005. Mr. Moroney served as Managing Director for Deutsche Bank Securities Inc. from 1993 to December 2002.  Prior to this, Mr. Moroney was with Citicorp/Citibank from 1977 to 1993 in Calgary, Toronto and New York.  Mr. Moroney has a B.A. from Yale University.

Charles S. Weiss was appointed to be a member of the Board of Directors of our general partner in August 2006.  Mr. Weiss is a Founder and Managing Partner of JOG Capital Inc., a position that he has held since July 2002.  In addition, Mr. Weiss served as Managing Director and Head of Royal Bank of Canada’s Capital Markets Energy Group, a position he held from October 2002 through May 2006.  From June 2001 to July 2002, Mr. Weiss pursued various investment opportunities, which included the establishment of JOG Capital Inc.  Previously, Mr. Weiss was the Managing Director and Head of the Energy and Power Group with Bank of America Securities from 1998 to June 2001.  Mr. Weiss obtained a B.A. in Physics from Vanderbilt University and an M.B.A. from the University of Chicago Graduate School of Business.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, which consists of the Co-Chief Executive Officers, Chief Financial Officer and the two next most highly paid executive officers of BreitBurn GP, LLC, our general partner.  BreitBurn Management has several incentive plans in place as the result of its transition from a private company to being a subsidiary of Provident to becoming a parent of a public entity, with the various plans tailored to the circumstances at the time.  No new grants are being made under the historical plans but awards continue to vest under the plans, which will be phased out over time.

Named Executive Officers Compensation under the Administrative Services Agreement with BreitBurn Management

We and our subsidiaries do not have any employees.  We are managed by our general partner, the executive officers of which are employees of our general partner’s parent, BreitBurn Management.  We have entered into an Administrative Services Agreement with BreitBurn Management pursuant to which it operates our assets and performs other administrative services for us.  The Administrative Services Agreement requires that employees of BreitBurn Management (including the persons who are executive officers of our general partner) devote such portion of their time as may be reasonable and necessary for the operation of our business.  BreitBurn Management also manages the operations of BreitBurn Energy, and the employees of BreitBurn Management devote a portion of their time to the operation of BreitBurn Energy’s business.  The executive officers of our general partner currently devote a majority of their time to our business, and we expect them to continue to do so for the foreseeable future.

Under the Administrative Services Agreement, we reimburse BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs (including salary, bonus, incentive compensation and other amounts paid to executive officers).  To the extent that the services performed by BreitBurn Management benefit both the Partnership and BreitBurn Energy, each of the Partnership and BreitBurn Energy are required to reimburse BreitBurn Management a portion of the expenses of providing such services.  BreitBurn Management currently allocates its compensation expense for the named executive officers in the same proportion as the aggregate barrels of oil equivalents produced by each entity relates to the aggregate barrels of oil equivalents produced by both entities combined during the same period.  BreitBurn Management will from time to time review the methodology utilized to allocate executive compensation costs, including reviewing the impacts of acquisitions, capital programs, and other factors, and may modify the methodology to appropriately reflect the value attributable to the Partnership.  For 2006, the Partnership was allocated approximately 15% of the total annual compensation expense for base salary, bonus and perquisites provided to the named executive officers (representing the proportion of the aggregate barrels of oil equivalents produced by the Partnership in 2006 for the period from October 10, 2006, the closing date of the Partnership’s initial public offering, through December 31, 2006, compared to the total barrels of oil equivalents produced by both the Partnership and BreitBurn Energy in 2006).  Had the initial public offering closed on January 1, 2006, we estimate that the Partnership would have been allocated approximately 65% of the total annual compensation expense for the base salary, bonus and perquisites provided to the named executive officers during 2006 based on the aggregate barrels of oil equivalents produced by the Partnership Properties for the entire year of 2006.  Each of the Partnership and BreitBurn Energy is charged separately with the portion of compensation expense related to long-term incentive grants tied to the performance of such entity.  In addition, the Partnership will be charged with a portion of the compensation expense related to certain performance trust units and unit appreciation rights tied to the value of Provident’s trust units granted to some of the named executive officers by BreitBurn Energy prior to the closing of the Partnership’s initial public offering.  For a further description of the equity-linked awards, and the amount of compensation expense relating to unit appreciation rights, please see below under “—Components of Compensation.”

The Partnership advances funds to BreitBurn Management each month to cover expenses that BreitBurn Management expects to incur in such month which are allocable to the Partnership.  Under the Administrative Services Agreement, we may, within 120 days after receipt of a charge from BreitBurn Management, take written exception to such charge on the ground that the charge was not a reasonable cost incurred by BreitBurn Management or its affiliates in connection with the services it provides to us.

Under its charter, the Audit Committee of our general partner’s board is responsible for reviewing BreitBurn Management’s allocations of compensation expense to the Partnership. The Audit Committee may retain advisors, including accountants, with respect to its review of allocation information provided by BreitBurn Management. In the event that the Committee finds that an expense is not reasonable, it may object to it in accordance with the Administrative Services Agreement.  If the Audit Committee and BreitBurn Management are unable to resolve any objections regarding the allocation of expenses the Administrative Services Agreement provides that the Partnership may refer the matter to an arbitrator.  For the period from October 10, 2006 through December 31, 2006, representatives of BreitBurn Management met with the Audit Committee and discussed the methodology used by BreitBurn Management to allocate compensation expenses to the Partnership for the named executive officers for that period and provided details of the long-term incentive expenses by type of plan and a summary of the salary and bonus costs allocated to the Partnership.

Determination of Compensation

BreitBurn Management has ultimate decision-making authority with respect to the compensation program for our named executive officers.  The board of directors of BreitBurn Management is currently comprised of the Chief Executive Officer of Provident (Thomas Buchanan), two members of Provident’s Board of Directors (Randall Findlay and Grant Billing), a member of our general partner’s board of directors (Gregory Moroney) and the Co-Chief Executive Officers and the Chief Financial Officer of our general partner.

The compensation arrangements provided to our named executive officers generally are based on the compensation program that was in effect at BreitBurn Energy prior to the restructuring of BreitBurn Energy that occurred in connection with the Partnership’s initial public offering.  BreitBurn Energy’s general executive compensation arrangements were put in place in 2004 when Provident first acquired the predecessor entity to BreitBurn Energy.  The base salary BreitBurn Management pays to the Co-Chief Executive Officers of our general partner was established based on BreitBurn Management board’s assessment of the amount of base salaries paid to persons serving in comparable positions in companies that compete with BreitBurn Energy in the United States (based in part on market data reported to the board of directors of BreitBurn Energy for executive compensation packages paid by a peer group of companies obtained in May 2006 from Mercer Human Resource Consulting (“Mercer”), a consulting firm retained by management), and the salaries paid by BreitBurn Energy prior to our initial public offering (as had been negotiated by the Co-Chief Executive Officers with Provident at the time it acquired BreitBurn Energy).

The peer group of companies covered in the market data provided by Mercer consisted of eleven companies: Encore Acquisition Company, Berry Petroleum Company, ATP Oil & Gas Corporation, Petrohawk Energy Corporation, Energy Partners, Ltd., Carrizo Oil & Gas, Inc., Copano Energy, L.L.C., Linn Energy, L.L.C., Edge Petroleum Corporation, Callon Petroleum Company, and Brigham Exploration Company.  The base salary BreitBurn Management pays to the Chief Financial Officer of our general partner was established in consultation with the Co-Chief Executive Officers, and based on the intended scope of his responsibility within BreitBurn Management, BreitBurn Management’s assessment of the amount of base salaries paid to persons serving in comparable positions in companies that compete with BreitBurn Energy in the United States (based in part on the Mercer market data and market data provided management by a search firm).

The compensation arrangements for the Co-Chief Executive Officers provided by the predecessor to BreitBurn Energy included grants of “phantom units” in BreitBurn Energy intended to provide each of the Co-Chief Executive Officers the ability to share in increases in the value of BreitBurn Energy, as described in further detail below.  Other incentive plans subsequently were adopted for other BreitBurn Energy senior executive officers that were intended to provide similar incentives to those given to the Co-Chief Executive Officers. The equity-linked incentive compensation plans maintained by BreitBurn Management are described in more detail below under “—Components of Compensation.”

BreitBurn Management’s policy generally is to grant the named executive officers equity-linked awards that entitle the holders to participate in the appreciation in value of both the Partnership and BreitBurn Energy, regardless of the proportion of actual time the executives devote to either company.  Thus, in 2007 each named executive officer of BreitBurn Management received a grant of an award tied to the equity value of the Partnership and a separate grant of an award tied to the equity value of BreitBurn Energy. In 2007, each named executive officer, except the Co-Chief Executive Officers, were granted awards in the Partnership and BreitBurn Energy with each award having roughly equivalent value at the time of grant.  BreitBurn Management believes that it is beneficial to both companies to provide incentives in both companies so that its employees are not motivated by the success of one company over the other.  Under the Administrative Services Agreement, each of the Partnership and BreitBurn Energy is required to reimburse BreitBurn Management for all costs associated with incentive compensation based on its performance.

Compensation Objectives

The overall goal of BreitBurn Management is to ensure that executive compensation policies are consistent with its strategic business objectives and to provide incentives for the attainment of these objectives.  The compensation program includes three components:

•                  Base salary, which is intended to provide a stable annual salary at a level consistent with competitive market practice, individual performance and scope of responsibility;

•                  Variable short-term incentive bonuses, which link bonus incentives to the performance of the Partnership and the individual executive over the course of a fiscal year; and

•                  Equity-linked awards, which encourage actions to maximize long-term and short-term unitholder value.

The relative proportion of total compensation paid or awarded by BreitBurn Management for each individual component of compensation (base, short-term bonus or equity-linked awards) varies for each named executive officer based on the executive’s level in the organization.  The level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role.  At higher levels of the organization, executives have a greater impact on achievement of the business strategy and overall business performance.  Therefore, certain executives have a higher proportion of their total compensation delivered through variable short-term bonuses and equity-linked awards.  BreitBurn Management’s philosophy is to make a greater proportion of an executive’s compensation comprised of performance-based variable short-term bonuses and equity-linked awards so that he or she is well-rewarded if the Partnership performs well over time.  BreitBurn Management’s policy is to fix at the beginning of each year the target amount of variable short-term bonus and equity-linked awards that will be provided to the named executive officer during the year as a percentage of the named executive officer’s base salary.  Base salary, benefits and severance arrangements are fixed and not directly linked to performance targets.

Components of Compensation

Base Salary.

BreitBurn Management’s policy is to position base executive salaries at levels that are comparable to salaries provided to other executives in our and BreitBurn Energy’s market, with consideration for the industry’s standards, the size and scope of our and BreitBurn Energy’s operations, their location in the United States, and individual performance factors and the scope of an individual’s responsibilities.  BreitBurn Management considers these factors subjectively in the aggregate and none of the factors is accorded a specific weight.  BreitBurn Management is not precluded from considering other factors it considers relevant.  From time to time, the board of directors of BreitBurn Management may authorize market surveys prepared by compensation consultants to determine whether its base salary structure is comparable to companies similar to us and BreitBurn Energy.

Short-Term Incentive Plan – Annual Bonuses.

The Short-Term Incentive Plan (the “STIP”) provides annual cash payments to eligible employees of BreitBurn Management, including the named executive officers.  The STIP is designed to focus employees on our operating and financial performance by linking their annual award payment to company and individual performance.  For 2006, awards under the STIP were measured with respect to performance of the Partnership and BreitBurn Energy for the entire year, and the Partnership was allocated approximately 15% of the total annual expense for the awards made to the named executive officers (representing the proportion of the aggregate barrels of oil equivalents produced by the Partnership in 2006 for the period from October 10, 2006, the closing date of the Partnership’s initial public offering, through December 31, 2006 compared to the total barrels of oil equivalents produced by both the Partnership and BreitBurn Energy in 2006).

BreitBurn Management established an STIP award target for each named executive officer that was a percentage of his base pay.  Under the STIP, the target annual award for the named executive officers for 2006 was 50% for Messrs. Washburn, Breitenbach, and Jackson, and 40% for Messrs. Williamson and McFarland, of annual base salary, with maximum awards set at a percentage of annual base salary equal to 100% for Messrs. Washburn, Breitenbach and Jackson and 80% for Messrs. Williamson and McFarland.  The STIP award target for Messrs. Williamson and McFarland were established based on the STIP award targets set for them by BreitBurn Energy prior to our initial public offering.  The maximum amount of the annual award is established by the board of directors of BreitBurn Management based on its assessment of the Partnership’s and BreitBurn Energy’s financial and operating performance after completion of the fiscal year.  Additionally, the board of directors of BreitBurn Management may adjust an annual award based on its assessment of individual performance.  In determining payouts for work performed in 2006, the board of directors of BreitBurn Management considered the Partnership’s performance using a number of metrics including the Partnership’s and BreitBurn Energy’s oil and gas production, revenue, expenses and capital spending and profit, as well as the board of directors’ subjective evaluation of the companies’ performance.  The factors were considered subjectively in the aggregate and none of the factors were accorded a specific weight.  In determining payouts, the board of directors of BreitBurn Management also considered the following significant milestones for 2006:  completion of the Partnership’s initial public offering, completion of entitlements for a significant enhanced oil recovery project of BreitBurn Energy, initiation of the Partnership’s first acquisition, completion of due diligence on a proposed real estate development of BreitBurn Energy, and significant recruitment of senior staff, finance/accounting and human resources personnel.  In February 2007, the board of directors of BreitBurn Management met to determine the amount of payments under the STIP for services performed by executive officers during 2006.  The amount of such payments allocated to the Partnership for 2006 for each named executive officer is included in the “Summary Compensation Table” below.  The percentage targets for the 2007 annual bonuses are the same as those for 2006.

Long-Term Incentive Plans.

The BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan (“Partnership LTIP”) provides financial incentives to the named executive officers, other than the Co-Chief Executive Officers, through grants of unit and unit linked awards, including “performance units.”  The Partnership LTIP is designed to focus its participants on the Partnership’s operating and financial performance by linking the payments under performance units to company and individual results.

Beginning with awards granted during 2007 under the long-term incentive plans, a portion of each award to a named executive officer will be comprised of a grant under the Partnership LTIP of a performance unit that can be settled, once vested and at the option of the award recipient, for cash or common units of the Partnership.  The remaining portion of the award will be comprised of a grant under the BreitBurn Management long-term incentive plan (the “BreitBurn Management LTIP”), at the option of the award recipient, of performance trust units in Provident or some form of equity or profit participation rights in BreitBurn Energy.  Certain of our named executive officers currently hold performance trust units in Provident that were granted under this plan prior to the completion of our initial public offering.  The Partnership will be responsible for the compensation cost for a portion of these performance trust units.

Each performance unit granted under the Partnership LTIP fully vests three years from the date of grant.  Upon vesting, the grantee of the performance unit receives a payment in cash or common units with a value equal to the value of the specified number of performance units underlying the award based on the closing price of the Partnership’s common units on the Nasdaq Global Select Market on the vesting date.  If the Partnership makes a distribution during the term of the award, the number of performance units underlying the award is adjusted upward by a number of units with a market value equal to the amount of such distribution as of the distribution date.

On the vesting date, the amount of the awarded units or cash payment due for a performance unit under the Partnership LTIP will be adjusted by applying a “payout multiplier” of 0% to 200%.  The payout multiplier will be determined based on the total return on a Partnership common unit relative to the total return on securities of a competitive peer group of companies over the vesting period for such performance unit.  Total return means the price appreciation of a specific security plus the aggregate dividends or distributions paid on such security during the relevant period.  BreitBurn Management expects to define the peer group that will be used for purposes of the payout multiplier under the Partnership LTIP by the end of 2007.

•                  In the event that the Partnership ranks below the 35th percentile, the payout multiplier will be equal to zero (and the multiplier with respect to performance units will be zero).

•                  In the event that the Partnership ranks in or above the 35th percentile, but below the 75th percentile, the payout multiplier will be equal to the number obtained by subtracting one from the product of .04 multiplied by the percentile rank of the Partnership.  (For instance, if the Partnership’s percentile rank is in the 50th percentile, then the payout multiplier would be 100% ((.04 x 50) – 1 = 1).)

•                  In the event that the Partnership ranks in or above the 75th percentile, the payout multiplier will be equal to 200%.

Cash payments due for a performance trust unit under the BreitBurn Management LTIP will be adjusted by applying a similar payout multiplier, which is based on the total return on a Provident trust unit relative to the total return on securities of a competitive peer group of companies over the vesting period of such performance trust unit. The peer group for purposes of the payout multiplier under the BreitBurn Management LTIP consists of Baytex Energy Trust, Vermilion Energy Trust, Pembina Pipeline Income Fund, Penn West Energy Trust, Fort Chicago Energy Partners, Pengrowth Energy Trust, Altagas Income Trust,  Enerplus Resources Fund, Inter Pipeline Fund, Crescent Point Energy Trust, ARC Energy Trust, Canetic Resources Trust, Bonavista Energy Trust, Keyera Facilities Income Fund, Progress Energy Trust, Harvest Energy Trust, NAL Oil & Gas Trust, Focus Energy Trust, Peyto Energy Trust, PrimeWest Energy Trust, Paramount Energy Trust, Advantage Energy Income Fund, Daylight Energy Trust (merged with Sequoia Oil & Gas Trust in September 21, 2006 to form Daylight Resources Trust), Trilogy Energy Trust and Shiningbank Energy Income Fund.  The payout is determined based on of the average closing price of a Provident trust unit for the twenty days ending on the tenth trading day preceding the vesting date, and all payments are in cash.

For 2006, each of the named executive officers, other than the Co-Chief Executive Officers, received award grants under the BreitBurn Management LTIP or Partnership LTIP.  Each such named executive officer was entitled to a target award of 100% of his 2006 annual base salary and a maximum award equal to 200% of his 2006 annual base salary.  The actual amount of the annual award was based on the assessment made by the board of directors of BreitBurn Management of individual performance.

Executive Phantom Option Plan.

Under their respective Employment Agreements, each of the Co-Chief Executive Officers of our general partner is eligible to receive a phantom option grant at the beginning of each year, which is equivalent to the value of a 1.5% partnership interest in the Partnership, subject to a ceiling if the combined value of the Partnership and BreitBurn Energy exceeds $1 billion, in each case, as determined by BreitBurn Management.  If the combined value exceeds $1 billion, the phantom option would be equivalent to a partnership interest with a value equal to the product of $15 million multiplied by a fraction (a) the numerator of which is the Partnership’s valuation and (b) the denominator of which is the combined valuation of the Partnership and BreitBurn Energy.  Each Employment Agreement also provides that each of them will receive a similar phantom option each year grant tied to the value of BreitBurn Energy, with a similar ceiling on aggregate value.

In general, the phantom options granted under the Employment Agreements represent the right to receive a cash payment from the Partnership after the end of each year equal to the difference between (a) the sum of (i) the value of the underlying phantom units on the last trading day of such year and (ii) the amount of distributions made by the Partnership during the period from the last trading day of the previous year to the last day of the year for which payment is being calculated and (b) 108% of the value of the underlying phantom units on the last trading day of the previous year.

For 2006, the phantom options granted to our Co-Chief Executive Officers at the beginning of 2006 by BreitBurn Energy were split upon our initial public offering into phantom options of the Partnership tied to the value of the assets contributed by BreitBurn Energy to the Partnership for the period from the closing of the initial public offering through the last trading day of 2006 and phantom options of BreitBurn Energy tied to the value of the assets retained by BreitBurn Energy and the value of the assets transferred to the Partnership for the period prior to such closing.  The phantom options in the Partnership represented the right to receive a cash payment from the Partnership equal to the difference between (a) the sum of (i) the value of the units underlying such phantom options on the last trading day of 2006 and (ii) the amount of distributions made by the Partnership during the period from the closing date of the initial public offering to the last day of 2006 and (b) the sum of our initial offering price of $18.50 plus a prorated portion of the 108% value of the underlying phantom units on the last trading day of the previous year attributable to the assets contributed by BreitBurn Energy to the Partnership (prorated on the basis of the number of days from October 10 through December 31, 2006 compared to the total number of days in 2006).

All phantom options granted in 2006 were settled in cash on March 1, 2007.  Beginning with phantom option grants in 2007, upon settlement of the phantom options, each Co-Chief Executive Officer may elect to receive payment in cash and/or freely tradeable common units of the Partnership.

UAR Plan.

Under the BreitBurn Management Unit Appreciation Plan for Officers and Key Individuals (the “Founders Plan”) and the BreitBurn Management Unit Appreciation Plan for Employees and Consultants (the “UAR Plan”), prior to our initial public offering certain of the named executive officers, other than the Co-Chief Executive Officers, received grants of unit appreciation rights which vest in three equal installments beginning one year after the vesting commencement date.  Upon exercise, unit appreciation rights under the Founders Plan provide for a cash payment based on the appreciation of the value of BreitBurn Energy, and unit appreciation rights under the UAR Plan provide for a cash payment based on the appreciation of the value of Provident’s trust units.

Upon consummation of the initial public offering, the unit appreciation rights outstanding under the Founders Plan were converted into three separate awards, which provide for cash payments based on the appreciation during a specified measurement period of the value attributable to (1) the portion of the assets BreitBurn Energy retained after the initial public offering, (2) the portion of the assets transferred to the Partnership for the period prior to the initial public offering, and (3) the portion of the assets transferred to the Partnership for the period after the initial public offering.  The Partnership is required to pay all of the compensation expense associated with the unit appreciation rights that provide cash payments based on the appreciation in the value of the portion of the assets transferred to the Partnership after the initial public offering.  The Partnership is also required to pay a portion of the compensation expense associated with the unit appreciation rights granted under the UAR Plan.  Please see Note 11 to our consolidated financial statements in this report.

Each unit appreciation right based on the appreciation of the Partnership after the initial public offering entitles the holder, upon exercise, to the payment of a cash amount equal to the difference between (a) the initial public offering price of our common units ($18.50) and (b) the closing price of the common units on the exercise date plus the aggregate amount of distributions made on a common unit through such exercise date.

Each unit appreciation right based on the appreciation of the value of Provident’s trust units entitles the holder, upon exercise, to the payment of a cash amount equal to the difference between (i) the applicable base price of the unit appreciation right and (ii) the closing price of Provident’s trust units on the last preceding date on or prior to the exercise date plus the aggregate amount of distributions made on a trust unit through such exercise date.  The terms of the award agreements governing the unit appreciation rights also entitle holders to additional cash payments to compensate them for an increase to the original base price.

Employment Agreements.

Employment Agreements with Co-CEOs.  BreitBurn Management has entered into Employment Agreements with our general partner’s Co-Chief Executive Officers, Messrs. Washburn and Breitenbach.  Each Employment Agreement is for a term expiring on December 31, 2008, with automatic one-year renewal terms unless either BreitBurn Management or the executive gives written notice of termination 90 days prior to the end of the term.  Each Employment Agreement provides for an annual salary of $275,000, as may be increased at the discretion of BreitBurn Management, a portion of which salary is allocated to the Partnership based on the allocation methodology discussed above under “—Named Executive Officers Compensation under the Administrative Services Agreement with BreitBurn Management.”  Under the terms of the Employment Agreements, each Co-Chief Executive Officer is also entitled to participate in the STIP and Executive Phantom Option Plan (described above) and other benefit plans and fringe benefits maintained or provided by BreitBurn Management.  Messrs. Washburn’s and Breitenbach’s Employment Agreements provide that BreitBurn Management may terminate either of them with “cause” or in the case of his “disability” (each as defined in the Employment Agreements).  Each Co-Chief Executive Officer may terminate his Employment Agreement with or without “good reason” (as defined in the Employment Agreements).

If BreitBurn Management terminates either Co-Chief Executive Officer without cause (other than in the case of disability), or the Co-Chief Executive Officer terminates for good reason, then he will be entitled to:

•                  a lump-sum payment equal to the sum of (a) the Co-Chief Executive Officer’s accrued but unpaid base salary, vacation pay and other compensation (referred to as the “accrued obligations”), (b) the present value of certain employee benefits provided to the executive and (c) two times the sum of (i) the Co-Chief Executive Officer’s base salary and (ii) average annual bonus for the two preceding years;

•                  a two-year continuation of certain medical, prescription and dental benefits for the Co-Chief Executive Officer and his eligible dependents (until he is eligible to receive such benefits under another employer-provided plan);

•                  the amounts payable for his phantom options described below; and

•                  any accrued benefits under any other benefit plans or arrangements provided to the Co-Chief Executive Officer (referred to as the “accrued benefits”).

If BreitBurn Management terminates a Co-Chief Executive Officer for cause, or the Co-Chief Executive Officer terminates his employment for other than good reason, BreitBurn Management will pay the Co-Chief Executive Officer his accrued obligations and accrued benefits.

If the Co-Chief Executive Officer is terminated due to his death or disability, then he will be entitled to:

•                  the accrued obligations;

•                  a pro-rated amount of the annual bonus to which he would have otherwise been entitled;

•                  the amounts payable for his phantom options described below; and

•                  the accrued benefits.

The Employment Agreements provide that, for two-years after termination, each Co-Chief Executive Officer must comply with certain non-solicitation and non-competition provisions.

Under the Executive Phantom Option Plan, in the event that either Co-Chief Executive Officer’s employment is terminated without cause or for good reason, or upon a his death or disability, the Co-Chief Executive Officer’s phantom options will immediately vest and settle on the date of termination.  If BreitBurn Management terminates either Co-Chief Executive Officer with cause (other than in the case of disability), or the Co-Chief Executive Officer terminates without good reason, the phantom option would be forfeited.

The Employment Agreements also provide that BreitBurn Management will indemnify the Co-Chief Executive Officers for certain claims made against them while in office.

Employment Agreement with Mr. Jackson.  BreitBurn Management, BreitBurn Energy and we have entered into an Employment Agreement with our general partner’s Chief Financial Officer, James G. Jackson.  The Employment Agreement is for a term expiring July 7, 2009, with automatic one-year renewal terms unless either BreitBurn Management or the executive gives written notice of termination 90 days prior to the end of the term.  The Employment Agreement provides for an annual salary of $250,000, as may be increased at the discretion of BreitBurn Management a portion of which salary is allocated to the Partnership based on the allocation methodology discussed above under “—Named Executive Officers Compensation under the Administrative Services Agreement with BreitBurn Management.”  Under the terms of his Employment Agreement, Mr. Jackson is also entitled to participate in the BreitBurn Management LTIP, STIP and the Founders Plan (described above) and other benefit plans and fringe benefits maintained or provided by BreitBurn Management.  Mr. Jackson’s Employment Agreement provides that BreitBurn Management may terminate his employment with “cause” or in the case of his “disability” (each as defined in the Employment Agreement).  Mr. Jackson may terminate his Employment Agreement with or without “good reason” (as defined in the Employment Agreement).

If BreitBurn Management terminates Mr. Jackson without cause (other than in the case of disability), or Mr. Jackson terminates for good reason, then he will be entitled to:

•                  a lump-sum payment equal to the sum of (a) Mr. Jackson’s accrued but unpaid base salary, vacation pay and other compensation (referred to as the “accrued obligations”), and (b) one and one-half times the sum of (i) Mr. Jackson’s base salary and (ii) his average annual bonus for the two preceding years (or in the event that he has not then been employed for two years, the average of the annual bonus paid for the first year (if completed) and the forecasted bonus for the current year extrapolated through the end of the year));

•                  the pro-rated amount of his bonus for the year of his termination based on the number of days in such year he was employed (and assuming his bonus for the year would have equaled his average annual bonus for the two preceding years (or in the event that he has not then been employed for two years, the average of the annual bonus paid for the first year (if completed) and the forecasted bonus for the current year extrapolated through the end of the year);

•                  a eighteen month continuation of certain medical, prescription and dental benefits for Mr. Jackson and his eligible dependents (until he is eligible to receive such benefits under another employer-provided plan);

•                  all equity or equity-based awards, including unit appreciation rights and performance units, held by Mr. Jackson will become fully vested and exercisable as of the date of the termination; and

•                  any accrued benefits under any other benefit plans or arrangements provided Mr. Jackson (referred to as the “accrued benefits”).

If BreitBurn Management terminates Mr. Jackson for cause, or Mr. Jackson terminates his employment for other than good reason, BreitBurn Management will pay Mr. Jackson his accrued obligations and accrued benefits.

If Mr. Jackson is terminated due to his death or disability, then he will be entitled to:

•                  the accrued obligations;

•                  a pro-rated amount of the annual bonus to which he would have otherwise been entitled;

•                  all equity or equity-based awards, including unit appreciation rights and performance units, held by Mr. Jackson will become fully vested and exercisable as of the date of the termination; and

•                  the accrued benefits and the right for Mr. Jackson and his eligible dependents to be continued to be covered under our medical, prescription and dental benefits for a specified period of time.

If BreitBurn Management does not renew Mr. Jackson’s Employment Agreement after its three-year term (or any one-year extension thereafter), and Mr. Jackson has not voluntary terminated his employment prior to the end of such term, all equity or equity-based awards, including unit appreciation rights and performance units, held by Mr. Jackson will become fully vested and exercisable as of his date of termination.

The Employment Agreements provide that, for two-years after termination, Mr. Jackson must comply with certain non-solicitation and non-competition provisions.

The Employment Agreement also provides that BreitBurn Management will indemnify Mr. Jackson for certain claims made against him while in office.

401(k) Plan.  The BreitBurn Management Company 401(k) Plan is a defined contribution plan that also qualifies as a 401(k) plan under the U.S. Internal Revenue Code of 1986, as amended. The contributions to the plan are made by us for each of the named executive officers on the same terms as applicable to all other employees. Under the 401(k) plan, we make a matching contribution to the plan equal to 50% of eligible participants’, including the named executive officers’, before-tax contributions and after-tax contributions — up to a maximum of 3% of the participant’s gross compensation, subject to Internal Revenue Code limits on the maximum amount of pay that may be recognized. A participant annually vests in 20% of the employer match portion of his or her contribution to the 401(k) plan after the participant completes each of his or her first five years of service or, if earlier, the participant reaches age 65, becomes permanently and totally disabled or dies. If a participant’s service terminates before he or she is vested, the participant will forfeit the employer match and any earnings thereon.

Perquisites and Other Elements of Compensation.  In 2006, BreitBurn Management provided perquisites to the named executive officers consisting of a car allowance or use of a company car, city club memberships, 401(k) matching contributions and life insurance payments (some of which are provided only to certain named executive officers).  BreitBurn Management believes that such perquisites are necessary and appropriate in order to provide competitive compensation for its executive officers.

Compensation Committee Report

The board of directors of our general partner does not have a Compensation Committee.  The board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the board of directors determined that the Compensation Discussion and Analysis should be included in this report.

Randall J Findlay, Chairman
Greg L. Armstrong
Grant D. Billing
Randall H. Breitenbach
Thomas W Buchanan
John R. Butler, Jr.
Gregory J. Moroney
Halbert S. Washburn
Charles S. Weiss

Compensation Committee Interlocks and Insider Participation

Messrs. Breitenbach and Washburn are Co-Chief Executive Officers of our general partner and are members of the board of directors of our general partner, BreitBurn Energy and BreitBurn Management.  Mr. Jackson is the Chief Financial Officer of our general partner and serves on the board of directors of BreitBurn Management.

Executive Compensation Tables

We and our general partner were formed in March 2006, but did not conduct any business operations until October 10, 2006, the closing date of our initial public offering.  The following tables and related discussion describes compensation information for each of our named executive officers for services performed for us during the period from the closing date of our initial public offering through December 31, 2006.  The compensation reflected in the tables and discussion below includes the salary, bonuses and other incentives received by our named executive officers that were allocated to us under the Administrative Services Agreement.  As discussed above, all of our named executive officers are employed by BreitBurn Management and perform services for us as well as BreitBurn Energy.  For a discussion of the methods BreitBurn Management uses to allocate compensation expenses to us for services performed on our behalf, see “—Compensation Discussion and Analysis—Named Executive Officers Compensation Under the Administrative Services Agreement with BreitBurn Management.”

Summary Compensation Table

The following table shows the compensation information for each of our named executive officers for services rendered in all capacities to us and our subsidiaries for the portion of the year from the closing of our initial public offering through December 31, 2006.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards		Option Awards		Total(3)
Randall H. Breitenbach Co-Chief Executive Officer	2006	$40,647	$40,647	$—		$1,819,517	(4)	$1,900,811
Halbert S. Washburn Co-Chief Executive Officer	2006	40,647	40,647	—		1,819,517	(4)	1,900,811
James G. Jackson Chief Financial Officer	2006	36,952	36,952	24,847	(5)	8,849	(6)	107,600
Bruce D. McFarland Treasurer	2006	26,605	12,771	23,763	(7)	60,943	(8)	124,082
Chris E. Williamson Vice President of Operations	2006	29,562	14,042	27,855	(7)	66,199	(8)	137,658

(1)           For each of the named executive officers, the dollar values shown in the “Salary” column includes the portion of base salary amounts paid to the named executive officer in 2006 that is allocated to the Partnership under the Administrative Services Agreement and does not include any compensation to the named executive officers for services rendered to BreitBurn Energy.  For 2006, the Partnership was allocated approximately 15% of the total annual expense for the salaries paid to the named executive officers (representing the proportion of the aggregate barrels of oil equivalents produced by the Partnership in 2006 (for the period from the closing date of our initial public offering through December 31, 2006) compared to the total barrels of oil equivalents produced by both the Partnership and BreitBurn Energy in 2006).  The total salary paid by us and BreitBurn Energy in 2006 to Messrs. Breitenbach, Washburn, Jackson (for approximately 6 months), McFarland and Williamson was $275,000, $275,000, $121,233, $180,000 and $200,000, respectively.

(2)           For each of the named executive officers, the dollar values shown in the “Bonus” column includes the cash bonuses paid under the STIP for services rendered in 2006 to the Partnership.  Bonus costs paid for services rendered by the named executive officers in 2006 were allocated between us and BreitBurn Energy in the same manner and proportion as salary costs were allocated for the same period.  The total bonus paid by us and BreitBurn Energy for services rendered in 2006 to Messrs. Breitenbach, Washburn, Jackson, McFarland and Williamson was $275,000, $275,000, $121,233 (plus a signing bonus of $100,000 that was paid entirely by BreitBurn Energy), $86,400 and $95,000, respectively.  For a further description of the STIP and individual awards, see “—Compensation Discussion and Analysis—Components of Compensation—Short-Term Incentive Plan.”

(3)           The aggregate value, based upon the incremental cost to the Partnership, of perquisites and personal benefits to each named executive officer for 2006 was less than $10,000 and, under the SEC’s disclosure rules, is not included.

(4)           In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as amended, or SFAS 123(R), the dollar amounts shown in the “Option Awards” column for Messrs. Breitenbach and Washburn represent the compensation expense recognized by us in 2006 with respect to outstanding phantom options under the Executive Phantom Option Plan.  Please see Note 11 to the consolidated financial statements for further discussion of these amounts.  As reflected in the “Option Exercises and Stock Vested” table below, the phantom options were accrued on the last trading day of 2006 for the cash payments reflected in such table and were paid on March 1, 2007.  For a further description of the Executive Phantom Option Plan and the phantom options granted thereunder, see  “—Compensation Discussion and Analysis—Components of Compensation—Executive Phantom Option Plan.” All compensation expense associated with phantom options tied to the performance of our units is allocated to the Partnership.  The “Options Awards” column does not reflect similar phantom options held by Messrs. Breitenbach and Washburn that are tied to the performance of BreitBurn Energy and for which no compensation expense is allocated to us.  On March 1, 2007, BreitBurn Energy paid $2,964,775 to Mr. Breitenbach and $2,964,775 to Mr. Washburn in respect of the performance of their BreitBurn Energy phantom options in 2006.

(5)           In accordance with SFAS 123(R), the dollar value shown in the “Stock Awards” column for Mr. Jackson represents the compensation expense recognized by us in 2006 with respect to an outstanding performance unit grant under the Partnership LTIP.  Please see Note 11 to the consolidated financial statements for a further discussion of this amount.  For a further discussion of the Partnership LTIP and the performance units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(6)           In accordance with SFAS 123(R), the dollar amount shown in the “Option Awards” column for Mr. Jackson represents the compensation expense recognized by us in 2006 with respect to outstanding unit appreciation rights granted under the Founders Plan.  Please see Note 11 to the consolidated financial statements for a further discussion of these amounts.  For a further discussion of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

(7)           In accordance with SFAS 123(R), the dollar values shown in the “Stock Awards” column for Messrs. McFarland and Williamson represent the compensation expense recognized by us in 2006 with respect to outstanding performance trust unit grants under the BreitBurn Management LTIP.  Please see Note 11 to the consolidated financial statements for a further discussion of this amount.  For a further discussion of the BreitBurn Management LTIP and the performance trust units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(8)           In accordance with SFAS 123(R), the dollar amounts shown in the “Option Awards” column for Messrs. McFarland and Williamson represent the compensation expense recognized by us in 2006 with respect to outstanding unit appreciation rights granted under the Founders Plan and the UAR Plan.  Please see Note 11 to the consolidated financial statements for a further discussion of these amounts.  For a further discussion of the Founders Plan, the UAR Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers and allocated to the Partnership for the period from the closing of our initial public offering through December 31, 2006:

2006 Grants of Plan-Based Awards

Name	Grant Date	Approval Date(1)	All Other Stock Awards: No. of Units		All Other Option Awards: No. of Units Underlying Options		Exercise or Base Price of Option Awards ($/Unit)		Grant Date Fair Value of Awards

Randall H. Breitenbach	10/10/06	10/9/06	—		336,364	(2)	$18.69	(2)	$124,455	(3)

Halbert S. Washburn	10/10/06	10/9/06	—		336,364	(2)	$18.69	(2)	$124,455	(3)

James G. Jackson	10/10/06	10/9/06	13,665	(4)	—		—		$256,390	(5)
	10/10/06	10/9/06	—		31,180	(6)	$18.50	(6)	$33,051	(7)

Bruce D. McFarland	6/28/06	6/28/06	5,058	(8)	—		—		93,892	(8)
	10/10/06	10/9/06	—		62,361	(9)	$18.50	(9)	$61,737	(10)

Chris E. Williamson	6/28/06	6/28/06	5,620	(8)	—		—		104,324	(8)
	10/10/06	10/9/06	—		62,361	(9)	$18.50	(10)	$61,737	(10)

(1)           Certain of these equity-linked awards reflected in this table were approved by the board of directors of BreitBurn Management on October 9, 2006, subject to the completion of the Partnership’s initial public offering (which occurred on October 10, 2006).  Two of the equity linked awards were approved by the board of directors of Pro GP Corp., the general partner of BreitBurn Energy.  As a result, the date shown in the “Approval Date” column reflects the date the board met to approve the awards and the date shown in the “Grant Date” column reflects the date such awards become effective.

(2)           The amounts shown in the “All Other Option Awards” column for Messrs. Breitenbach and Washburn represent the number of phantom options received by each of them pursuant to the Executive Phantom Option Plan upon consummation of our initial public offering as a result of the split of phantom options previously granted to them by BreitBurn Energy at the beginning of 2006.  The phantom options received by Messrs. Breitenbach and Washburn upon completion of our initial public offering entitled them to cash payments based on the appreciation of the value of the assets contributed by BreitBurn Energy to the Partnership in connection with the initial public offering for the period from the closing of the initial public offering through the last trading day of 2006.  While outstanding, the phantom options represented the right to receive a cash payment from the Partnership equal to the difference between (a) the sum of (i) the value of the units underlying such phantom options on the last trading day of 2006 and (ii) the amount of distributions made by the Partnership during the period from the closing date of the initial public offering to the last day of 2006 and (b) the sum of our initial offering price of $18.50 plus a prorated portion of the 108% value of the underlying phantom units on the last trading day of the previous year attributable to the assets contributed by BreitBurn Energy to the Partnership (prorated on the basis of the number of days from October 10 through December 31, 2006 compared to the total number of days in 2006).   The dollar amount per phantom option derived from the calculation referenced in clause (b) of the preceding sentence is reflected in the “Exercise or Base Price of Option Awards” column for Messrs. Breitenbach and Washburn, and represents the base price that was used for determining the payout under the phantom options, as reflected in the “Option Exercises and Stock Vested” table below.  For a further description of the Executive Phantom Option Plan and the phantom options granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Executive Phantom Option Plan.”

(3)           In accordance with SFAS 123(R), the dollar amount shown in the “Grant Date Fair Value of Awards” column for Messrs. Breitenbach and Washburn represents the grant date fair value of the phantom options referenced in footnote 1 to this table based on the Black-Scholes valuation model.  The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend of approximately 8%; expected term, .23 years; and discount rate, 4.3%.

(4)           The amount shown in the “All Other Stock Awards” column for Mr. Jackson represents the number of performance units that were received by him pursuant to the Partnership LTIP upon consummation of our initial public offering as a result of the split of similar awards granted to him by BreitBurn Energy previously in 2006.  The performance units will be settled for cash or common units, at the election of Mr. Jackson, on July 7, 2009.  Each performance unit is accompanied by a distribution equivalent right, entitling Mr. Jackson, immediately prior to settlement of the performance unit to an additional number of performance units based upon the relationship between the amount of distributions paid on a common unit during the period between the vesting commencement date and the settlement date of the performance unit and the market price of each of our common units prior to the payment of such distributions.  On the settlement date, the payment amount will be subject to adjustment by multiplying such payment amount by a factor of 0% to 200% depending on a comparison of the total return on a common unit relative to the total return on the securities of a competitive peer group of companies over the vesting period of the performance unit.  For a further description of the Partnership LTIP and the performance units granted thereunder, please see “Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(5)           In accordance with SFAS 123(R), the dollar amount shown in the “Grant Date Fair Value of Awards” column for Mr. Jackson represents the grant date fair value of the performance units referenced in footnote 4 to this table based on the Black-Scholes valuation model.  The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend, approximately 8%; expected term, 3 years; and discount rate, 4.3 – 4.9%.

(6)           The amount shown in the “All Other Option Awards” column for Mr. Jackson represents the number of unit appreciation rights that were received by him pursuant to the Founders Plan upon consummation of our initial public offering as a result of the conversion of unit appreciation rights tied to the value of BreitBurn Energy granted to him previously in 2006.  Each unit appreciation right reflected in the table entitles Mr. Jackson, upon exercise, to the payment of a cash amount equal to the difference between (a) the initial public offering price of our common units ($18.50) and (b) the closing price of each common unit on the exercise date plus the aggregate amount of distributions made on a common unit through such exercise date.  The base price of the unit appreciation rights of $18.50 per unit is reflected in the column, “Exercise or Base Price of Option Awards.”  One-third of the unit appreciation rights will become exercisable on each of the July 7, 2009, 2010 and 2011.  The unit appreciation rights expire on July 7, 2013.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

(7)           In accordance with SFAS 123(R), the dollar amount shown in the “Grant Date Fair Value of Awards” column for Mr. Jackson represents the grant date fair value of the unit appreciation rights referenced in footnote 6 to this table based on the Black-Scholes valuation model.  The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend, approximately 8%; expected term, 3.7 years; and discount rate, 4.3 – 4.9%.

(8)   The amounts shown in the “All Other Stock Awards” column for Messrs. McFarland and Williamson represent the number of performance trust units that were received by them pursuant to the BreitBurn Management LTIP during 2006 that have been allocated to the Partnership.  The performance trust units will be settled for cash on December 31, 2008.  Immediately prior to settlement, the number of performance trust units will be adjusted based upon the relationship between the amount of distributions paid on a Provident’s trust units during the period between the vesting commencement date and the settlement date of the performance trust units and the market price of the trust units prior to the payment of such distributions.  On the settlement date, the payment amount will be subject to adjustment by multiplying such payment amount by a factor of 0% to 200% depending on a comparison of the total return on a Provident trust unit relative to the total return on the securities of a competitive peer group of Canadian trusts over the vesting period of the performance trust units.  For a further description of the BreitBurn Management LTIP and the performance trust units granted thereunder, please see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.” In accordance with SFAS 123(R), the dollar amount shown in the “Grant Date Fair Value of Awards” column for Messrs. McFarland and Williamson represent the grant date fair value of the BreitBurn Management LTIP performance trust units granted in 2006 that are allocable to the Partnership. The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend of approximately 8%; expected term, 3 years; and discount rate of 4.9%.

(9)           The amounts shown in the “All Other Option Awards” column for Messrs. McFarland and Williamson represent the number of unit appreciation rights that were received by them pursuant to the Founders Plan upon consummation of our initial public offering as a result of the conversion of unit appreciation rights tied to the value of BreitBurn Energy granted to them previously in 2006.  Each unit appreciation right reflected in the table entitles the holder, upon exercise, to the payment of a cash amount equal to the difference between (a) the initial public offering price of each of our common units ($18.50) and (b) the closing price of the common units on the exercise date, plus the aggregate amount of distributions made on a common unit through the exercise date.  The base price of the unit appreciation rights of $18.50 per unit is reflected in the column, “Exercise or Base Price of Phantom Option or UAR Awards.”  One-third of the unit appreciation rights will become exercisable on each of the June 15, 2007, 2008 and 2009.  The unit appreciation rights expire on November 14, 2011.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

(10)         In accordance with SFAS 123(R), the dollar amount shown in the second row of the “Grant Date Fair Value” column for Messrs. McFarland and Williamson represents the grant date fair value of the unit appreciation rights referenced in footnote 9 to this table based on the Black-Scholes valuation model.  The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend of approximately 8%; expected term, 3.7 years; and discount rate, 4.3 – 4.9%.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of 2006 salaries, bonuses and equity-linked awards is included in “—Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding outstanding equity-linked awards allocated to the Partnership and held by each of our named executive officers at December 31, 2006:

Outstanding Equity Awards at Fiscal-Year End

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plans Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Number of Units of Stock That Have Not Vested		Market Value of Units of Stock That Have Not Vested
Randall H. Breitenbach	336,364	(1)	—		—	$18.69	(2)	12/31/06	—		$—

Halbert S. Washburn	336,364	(1)	—		—	$18.69	(2)	12/31/06	—		—

James G. Jackson	—		—		—	—		—	13,665	(3)	329,327	(4)
	—		31,180	(5)	—	$18.50	(6)	7/7/13	—		—

Bruce D. McFarland	—		—		—	—		—	19,824	(7)	217,866	(8)
	—		62,361	(9)	—	$18.50	(10)	11/14/11	—		—
	—		4,912	(11)	—	$9.25	(12)	11/14/08	—		—

Chris E. Williamson	—		—		—	—		—	23,339	(7)	256,496	(8)
	—		62,361	(9)	—	$18.50	(10)	11/14/11	—		—
	—		4,912	(11)	—	$9.25	(12)	11/14/08	—		—

(1)           The amounts shown in the “Number of Units Underlying Unexercised Options Exercisable” column for Messrs. Breitenbach and Washburn represent the number of phantom options held by Messrs. Breitenbach and Washburn under the Executive Phantom Option Plan as of December 31, 2006.  As reflected in the “Option Exercises and Stock Vested” table below, these phantom options were settled for cash on March 1, 2007.  The compensation expense for these phantom options incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above and the grant date fair value of the phantom options is reflected in the “Grants of Plan-Based Awards” table above.  For a further description of the Executive Phantom Option Plan and the phantom options granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Executive Phantom Option Plan.”

(2)           While outstanding, the phantom options referenced in footnote 1 above represented the right to receive a cash payment from the Partnership equal to the difference between (a) the sum of (i) the value of the units underlying such phantom options on the last trading day of 2006 and (ii) the amount of distributions made by the Partnership during the period from the closing date of the initial public offering to the last day of 2006 and (b) the sum of our initial offering price of $18.50 plus a prorated portion of the 108% value of the underlying phantom units on the last trading day of the previous year attributable to the assets contributed by BreitBurn Energy to the Partnership (prorated on the basis of the number of days from October 10 through December 31, 2006 compared to the total number of days in 2006).

The amounts shown in the “Option Exercise Price” column for Messrs. Breitenbach and Washburn represent the dollar amount per phantom option derived from the calculation referenced in clause (b) of the preceding sentence, which is the base price that was used for determining the payout under the phantom options, as reflected in the “Option Exercises” table below.

(3)           The amount shown in the “Number of Units of Stock That Have Not Vested” column for Mr. Jackson represents the number of performance units held by Mr. Jackson under the Partnership LTIP as of December 31, 2006.  The performance units will be settled for cash or common units, at the election of Mr. Jackson, on July 7, 2009.  The compensation expense for these performance units incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above and the grant date fair value of the performance units is reflected in the “Grants of Plan-Based Awards” table above.  For a further description of the Partnership LTIP and the performance units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(4)           The amount shown in the “Market Value of Units of Stock That Have Not Vested” column for Mr. Jackson represents a dollar amount equal to the product of the closing price of a common unit of the Partnership on December 29, 2006 ($24.10) multiplied by the number of performance units held by Mr. Jackson that have not vested.  Each performance unit is accompanied by a distribution equivalent right, entitling Mr. Jackson, immediately prior to settlement of the performance unit to an additional number of performance units based upon the relationship between the amount of distributions paid on a common unit during the period between the vesting commencement date and the settlement date of the performance unit and the market price of our common units prior to the payment of such distributions.  On the settlement date, the payment amount will be subject to adjustment by multiplying such payment amount by a factor of 0% to 200% depending on a comparison of the total return on a common unit relative to the total return on the securities of a competitive peer group of companies over the vesting period of the performance unit.  For a further description of the Partnership LTIP and the performance units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(5)           The amounts shown in the “Number of Securities Underlying Unexercised Options and Unexercisable” column for Mr. Jackson represents the number of unit appreciation rights held by him under the Founders Plan as of December 31, 2006.  One-third of Mr. Jackson’s unit appreciation rights will become exercisable on each of July 7, 2009, 2010 and 2011.  The compensation expense for these unit appreciation rights incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above and the grant date fair value of the unit appreciation rights is reflected in the “Grants of Plan-Based Awards” table above.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

(6)           Each unit appreciation right referenced in footnote 5 above entitles Mr. Jackson, upon exercise, to a cash amount equal to the difference between (a) in the initial public offering price of our common units ($18.50) and (b) the closing price of our common units on the exercise date plus the aggregate amount of distributions made on a common unit through such exercise date.  The amount shown in the “Option Exercise Price” column for Mr. Jackson represents the initial public offering price of our common units.

(7)           The amounts shown in the “Number of Units of Stock That Have Not Vested” column for Messrs. McFarland and Williamson represent the number of performance trust units allocated to the Partnership and held by each of them under the BreitBurn Management LTIP as of December 31, 2006.  The performance units will be settled for cash on June 25 and December 31, 2008.  The compensation expense for these performance trust units incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above and the grant date fair value of a portion of the performance trust units is reflected in the “Grants of Plan-Based Awards” table above.  For a further description of the BreitBurn Management LTIP and the performance units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(8)           The amount shown in the “Market Value of Units of Stock That Have Not Vested” column for Messrs. McFarland and Williamson represent a dollar amount equal to the product of the average closing price of a trust unit of Provident for twenty days ending on the tenth trading day preceding December 31, 2006 ($10.99) multiplied by the number of performance trust units held by each executive that have not vested.

Immediately prior to settlement, the number of performance trust units would be adjusted based upon the relationship between the amount of distributions paid on a Provident trust unit during the period between the vesting commencement date and the settlement date of the performance trust units and the market price of the trust units prior to the payment of such distributions.  On the settlement date, the payment amount would be subject to adjustment by multiplying such payment amount by a factor of 0% to 200% depending on a comparison of the total return on a Provident trust unit relative to the total return on the securities of a competitive peer group of Canadian trusts over the vesting period of the performance trust units.  For a further description of the BreitBurn Management LTIP and the performance units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(9)           The amounts shown in the second row of the “Number of Securities Underlying Unexercised Options and Unexercisable” column for Messrs. McFarland and Williamson represent the number of unit appreciation rights held by each of them under the Founders Plan as of December 31, 2006 that have been allocated to the Partnership.  One-third of the unit appreciation rights will become exercisable on each of the June 15, 2007, 2008 and 2009.  The compensation expense for these unit appreciation rights incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above and the grant date fair value of the unit appreciation rights is reflected in the “Grants of Plan-Based Awards” table above.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

(10)         Each unit appreciation right referenced in footnote 9 above entitles Messrs. McFarland and Williamson, upon exercise, to a cash amount equal to the difference between (a) in the initial public offering price of our common units ($18.50) and (b) the closing price of our common units on the exercise date plus the aggregate amount of distributions made on a common unit through such exercise date.  The amounts shown in the “Option Exercise Price” column for Messrs. McFarland and Williamson represent the initial public offering price of our common units.

(11)         The amounts shown in the third row of the “Number of Securities Underlying Unexercised Options Unexercisable” column for Messrs. McFarland and Williamson represent the number of unit appreciation rights held by each of them under the UAR Plan as of December 31, 2006 that have been allocated to the Partnership.  All of the unit appreciation rights will become exercisable on June 15, 2007.  The terms of the award agreement governing the unit appreciation rights also entitle each of Messrs. McFarland and Williamson to a cash payment equal to $1.34 per unit appreciation right on June 15, 2007, so long as the executive remains in continuous service with BreitBurn Energy until such date.  In addition, on the first business day of 2007 and 2008, each executive will be entitled to receive a cash payment per unit appreciation right in an amount equal to (a) the total distributions made on a trust unit of Provident during the determination period, minus (b) the aggregate amount of interest that would have accrued during the determination period on the original exercise price of the unit appreciation right ($7.91) at a rate of 8% per annum.  For purposes of each unit appreciation right, the “determination period” commences on the grant date and ends on December 31 of such year, or if earlier, the exercise date of the unit appreciation right.  The compensation expense for these unit appreciation rights incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

(12)         Each unit appreciation right referenced in footnote 11 above entitles Messrs. McFarland and Williamson, upon exercise, to a cash amount equal to the difference between (a) the current base price of the unit appreciation rights ($9.25) and (b) the closing price of Provident’s trust units on the last preceding date on or prior to the exercise date plus the aggregate amount of distributions made on a trust unit through such exercise date.  The amounts shown in the “Option Exercise Price” column for Messrs. McFarland and Williamson represent the current base price of the unit appreciation rights.

Option Exercises and Stock Vested

The following table summarizes the exercise of phantom options and vesting of performance units reflected in the tables above held by each of our named executive officers for the period from the closing of our initial public offering through December 31, 2006.

2006 Option Exercises

	Option Awards
Name	Number of Units Acquired on Exercise		Value Realized on Exercise
Mr. Breitenbach	336,364	(1)	$1,819,517	(1)
Mr. Washburn	336,364	(1)	1,819,517	(1)
Mr. Jackson	—		—
Mr. McFarland	1,823	(2)	2,183	(2)

(1)           The amounts shown in the “Number of Units Acquired on Exercise” column for Messrs. Breitenbach and Washburn represent the number of phantom units underlying phantom options that vested on December 31, 2006 and settled for cash on March 1, 2007.  The amounts shown in the “Value Realized on Exercise” column for Messrs. Breitenbach and Washburn represent the cash amount each of them received upon settlement of the phantom options.  The compensation expense for the phantom options incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above and the grant date fair value of the phantom options is reflected in the “Grants of Plan-Based Awards” table above.  For a further description of the Executive Phantom Option Plan and the phantom options granted thereunder, please see “—Compensation Discussion and Analysis—Components of Compensation—Executive Phantom Option Plan.”

(2)           The amounts shown in the “Number of Units Acquired on Exercise” column for Mr. McFarland represents the number of unit appreciation rights awarded under the UAR Plan he exercised during 2006 allocated to the Partnership.  The amounts shown in the “Value Realized on Exercise” column for Mr. McFarland represents the cash amount he received upon exercise of those unit appreciation rights.  The compensation expense for the phantom options incurred by the Partnership in 2006 is reflected in the “Summary Compensation Table” above.  For a further description of the UAR Plan and the unit appreciation rights granted thereunder, please see “—Compensation Discussion and Analysis—Components of Compensation—Executive Phantom Option Plan.”

Pension Benefits

BreitBurn Management sponsors a 401(k) plan that is available to all employees, but does not maintain a pension or defined benefit program.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans

BreitBurn Management does not have a nonqualified deferred compensation plan or program for its officers or employees.

Potential Payments Upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits payable to the named executive officers that would be allocated to the Partnership in the event of certain qualifying terminations of employment or upon a change in control or similar transaction, assuming that such termination or change in control or other transaction occurred on December 29, 2006, the last business day of 2006.  While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a termination or change in control, the named executive officers would receive the amounts reflected below.

Name	Trigger	Salary and/or Bonus(1)		Employee Benefits(1)		Value of Option Acceleration		Value of Unit Acceleration		Total Value(2)
Mr. Breitenbach	Termination without Cause or for Good Reason (Including Due to a Change in Control) (3)	$661,375	(4)	$26,098	(5)	$1,819,517	(6)	$—		$2,506,990

	Termination due to Death or Disability(7)	178,750	(8)	—		1,819,517	(6)	—		1,998,267

Mr. Washburn	Termination without Cause or for Good Reason (Including Due to a Change in Control) (3)	661,375	(4)	26,098	(5)	1,819,517	(6)	—		2,506,990

	Termination due to Death or Disability(7)	178,750	(8)	—		1,819,517	(6)	—		1,998,267

Mr. Jackson	Change in Control(9)	—		—		174,608	(10)	329,327	(11)	503,935

	Termination without Cause or for Good Reason(12)	440,754	(13)	19,573	(14)	174,608	(10)	329,327	(11)	964,262

	Termination due to Death or Disability(15)	78,801	(16)	—		174,608	(10)	329,327	(10)	582,736

Mr. McFarland	Termination without Cause	—		—		—		90,283	(17)	—

	Termination due to Death or Disability	—		—		—		217,870	(18)	—

	Change in Control	—		—		261,780	(10)(19)	217,870	(20)	479,650

	Termination for Other Than Misconduct	—		—		261,780	(10)(21)	—		261,780

Mr. Williamson	Termination without Cause	—		—		—		107,526	(17)	—

	Termination due to Death or Disability	—		—		—		256,495	(18)	—

	Change in Control	—		—		237,255	(10)(19)	256,495	(20)	493,750

	Termination for Other Than Misconduct	—		—		237,255	(10)(21)	—		237,255

(1)           This table assumes that the Partnership would be allocated 65% of the cost of the salary, bonus and employee benefits payable in the event of qualifying terminations of employment or upon a change in control or similar transaction.  The percentage is based on the proportion that the aggregate barrels of oil equivalents produced by the Partnership Properties for 2006 bears to the aggregate barrels of oil equivalents produced by the Partnership Properties and the properties retained by BreitBurn Energy after our initial public offering for 2006.  We expect that BreitBurn Management would use this methodology to allocate compensation cost in the event of such a termination, change of control or similar transaction.  However, BreitBurn Management is obligated under the Administrative Services Agreement to allocate compensation expenses between the Partnership and BreitBurn Energy in good faith and, in the context giving rise to such payments, BreitBurn Management may take into consideration circumstances relevant to such determination.

As such, we cannot assure you that the Partnership would not be allocated a greater percentage of such costs in the event of the termination of employment of a named executive officer, a change in control or a similar transaction.

(2)           Column excludes any value attributable to our continuing to provide indemnification and coverage under our directors’ and officers’ liability insurance to the executive officer following termination, if applicable.  Column and table also do not reflect any value attributable to the portion of salary, bonus and employee benefits that would be paid or provided to the executive by BreitBurn Energy upon his termination or the value of phantom options of BreitBurn Energy that would be settled or unit appreciation rights or performance units tied to the economic performance of BreitBurn Energy that would be accelerated upon the executive’s termination.  The value of such payments and provision of benefits, settlement of phantom options and acceleration of unit appreciation rights and performance units could be substantial (and possibly greater in value than the value of those shown for us in the table above, depending on how BreitBurn Energy performs relative to us and the factors considered by BreitBurn Management in determining how to allocate such salary, bonus and employee benefits costs between us and BreitBurn Energy following such termination).

(3)           Under Messrs. Washburn’s and Breitenbach’s Employment Agreements, each of them is entitled to certain payments and benefits in the event that BreitBurn Management terminates the executive without “cause” (other than in the case of “disability”), or he terminates his employment for “good reason.”  For a description of these payments and benefits, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreements with Co-CEOs.”  According to the Employment Agreements:

•              “Cause” is generally defined as (a) the willful and continued failure to perform substantially the executive’s duties (other than due to physical or mental illness), (b) the willful engaging by the executive in illegal conduct or gross misconduct, which is materially and demonstrably injurious to us, (c) any act of fraud, or material embezzlement or theft in connection with the executive’s duties, or (d) the admission in any court, conviction, or plea of nolo contendre of a felony involving moral turpitude, fraud or material embezzlement, theft or misrepresentation affecting us.

•              “Good reason” is generally defined as (a) the assignment to the executive of any material duties inconsistent with his title or position, (b) any material breach by us of any material provision of his Employment Agreement, (c) requiring the executive to be based at any location other than our headquarters, (d) any purported termination of the executive other than as provided in his Employment Agreement, (e) a change in control, (f) any failure by us to require any successor to assume the Employment Agreement, (g) any failure to elect the executive to the board of directors of our general partner, other than in the case of cause, death, voluntary resignation or disability or (h) Provident acquires an interest in any upstream oil and gas producing properties or assets located in the U.S. other than through us (with certain exceptions).

•              “Change in control” is generally defined as one of the following: (a) the acquisition by any person of 20% or more of the voting securities of Provident or Provident Energy Ltd., (b) the sale of all or substantially all of the assets of BreitBurn Management or our general partner, (c) the acquisition by any person of more than 50% of the voting securities of BreitBurn Management or our general partner, (d) the sale of all or substantially all of the Partnership’s or BreitBurn Energy’s assets (with certain exceptions) or (e) BreitBurn GP, LLC ceases to be our general partner or an affiliate of Provident ceases to be the general partner of BreitBurn Energy.

(4)           Represents the portion of the applicable multiple of salary and bonus to be paid under the Co-Chief Executive Officer’s Employment Agreement in the event of a termination without “cause” or for “good reason,” which we estimate would be allocated to the Partnership in the event of such a termination.  Under the Co-Chief Executive Officers’ Employment Agreements, in the event of such a termination, each Co-Chief Executive Officer would be entitled to receive an amount equal to two times the sum of his base salary and average annual bonus for the two years preceding the termination.  The amounts of each Co-Chief Executive Officer’s base salary and average annual bonus for the two preceding years used for purposes of the estimated amount shown in the “Salary and/or Bonus” column are based on the amounts of salary and bonus received by him from our predecessor, BreitBurn Energy, for 2005 and for the period from January 1, 2006 to October 10, 2006 (the closing date of our initial public offering), and from BreitBurn Management, for the period from October 10, 2006 to December 31, 2006.  See “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreements with Co-CEOs.”

(5)           Represents the portion of the payments for continued medical, prescription and dental benefits for each Co-Chief Executive Officer and his eligible dependents for a period of two years after termination of employment without “cause” or with “good reason,” which we estimate would be allocated to the Partnership in the event of such a termination.  For a further description of such payments, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreements with Co-CEOs.”

(6)           Represents the aggregate cash amount each Co-Chief Executive Officer would receive in connection with a termination without “cause” or for “good reason” (including in connection with a “change in control”), or due to death or “disability,” in respect of unvested phantom options tied to the value of the Partnership held by such officer.  Under each Co-Chief Executive Officer’s Employment Agreement, in the event of such a termination, the phantom options held by the Co-Chief Executive Officer would immediately vest and settle.  Since by their terms the phantom options settle on the last day of the year, the amounts shown in the “Value of Option Acceleration” column for the Co-Chief Executive Officers is equal to the amounts they actually received for 2006 upon settlement of their phantom options.  See the “Option Exercises and Stock Vested” table above.  For a further description of the Executive Phantom Option Plan and the phantom options granted to the Co-Chief Executive Officers, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement Co-CEOs.”  The “Value of Option Acceleration” shown in this table represents the actual amount due as of December 31, 2006 and paid on March 1, 2007.  As of January 1, 2007, the amount due under the Executive Phantom Option Plan reset to $0 and the calculation for 2007 under the Executive Phantom Option Plan begins a new calculation based upon appreciation in the value of the Partnership for calendar year 2007 as more particularly set forth in the Plan.

(7)           Under the Co-Chief Executive Officers’ Employment Agreements, each of them is entitled to certain payments and benefits in the event of a termination due to death or “disability.”  For a description of such payments and benefits, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreements with Co-CEOs.”  According to each Employment Agreement, “disability” is generally defined as the absence of the executive from his duties with us on a full-time basis for 90 consecutive days or a total of 180 days in any twelve month period as a result of permanent incapacity due to mental or physical illness.

(8)           Represents the portion of the estimated amount of the annual bonus under the STIP each Co-Chief Executive Officer would receive in the event of termination due to death or “disability,” which would be allocated to the Partnership.  The Co-Chief Executive Officers’ Employment Agreements provide that in the event of such a termination, each Co-Chief Executive Officer would be entitled to receive a pro-rated amount of the annual bonus to which he would otherwise be entitled.  Assuming such termination occurred on the last day of 2006, each of the Co-Chief Executive Officers would be entitled to receive his full bonus for 2006.  As a result, the amounts shown in the “Salary and/or Bonus” column for the Co-Chief Executive Officers reflect the actual bonuses paid to the Co-Chief Executive Officers that were allocated to the Partnership for 2006 and which are reflected in the “Summary Compensation Table.”  For a further description of such payments, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreements with Co-CEOs.”

(9)           Under Mr. Jackson’s Employment Agreement, in the event of a change in control, all equity and equity-linked awards, including unit appreciation rights and performance units, held by Mr. Jackson will become fully vested and exercisable immediately prior to the change in control.  Under Mr. Jackson’s Employment Agreement, a “change in control” is generally defined as one of the following: (a) the acquisition by any person of beneficial ownership of more than 50% of our or our general partner’s voting securities, (b) the sale of all or substantially all of our assets, or (c) the approval by our general partner of our liquidation or dissolution.  A change in control of Provident will not be considered a “change in control” for purposes of Mr. Jackson’s Employment Agreement.  See “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement with Mr. Jackson.”

(10)         Represents the aggregate estimated cash amount the named executive officer would receive in connection with the acceleration of outstanding unit appreciation rights held by him as of December 29, 2006, which would be allocated to the Partnership.  With respect to unit appreciation rights granted under the Founders Plan, the amounts reflected in the “Value of Option Acceleration” column for such named executive officers was calculated as the difference between (a) the initial public offering price of our common units ($18.50) and (b) the closing price of each common unit on the assumed acceleration date (December 29, 2006) plus the aggregate amount of distributions made on a common unit through such exercise date.

With respect to unit appreciation rights granted under the UAR Plan (to Messrs. McFarland and Williamson), the amounts reflected in the “Value of Option Acceleration” column for such named executive officers was calculated as the difference between (a) the current base price of the unit appreciation rights ($7.91) and (b) the closing price of a trust unit of Provident on the assumed acceleration date (December 29, 2006) plus the aggregate amount of distributions made on a trust unit of Provident through such exercise date.

(11)         Represents the aggregate estimated cash amount Mr. Jackson would receive in connection with the acceleration of outstanding performance units held by him as of December 29, 2006.  The amount shown in the “Value of Unit Acceleration” column for Mr. Jackson was calculated as the product of (a) the number of performance units held by Mr. Jackson as of December 29, 2006, multiplied by (b) the closing price of our common units on December 29, 2006 ($24.10).  Such estimated amount assumes that an applicable payout multiplier of 1 would apply (i.e., that the total return on a Partnership common unit from the grant date of the performance units on October 10, 2006 through December 29, 2006, as compared to the total return on securities of a competitive peer group of companies for the same period, was in the 50th percentile).  At December 29, 2006, the peer group of companies for the payout multiplier was not defined.  In addition, because the Partnership did not make any distributions for the period between the grant date of the performance units through December 29, 2006, such estimated amount does not give effect to any additional performance units granted to Mr. Jackson under his distribution equivalent rights.

(12)         Under Mr. Jackson’s Employment Agreement, he is entitled to certain payments and benefits in the event that BreitBurn Management terminates him without “cause” (other than in the case of “disability”), or he terminates his employment for “good reason.”  For a further description of such payments and benefits, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement with Mr. Jackson.”  These payments and benefits include the acceleration of all equity and equity-linked awards held by Mr. Jackson upon such termination.  According to Mr. Jackson’s Employment Agreement:

•              “Cause” is generally defined as (a) the willful and continued failure to perform substantially the executive’s duties (other than due to physical or mental illness), (b) the willful engaging by the executive in illegal conduct or gross misconduct, which is materially and demonstrably injurious to us, (c) any act of fraud, or material embezzlement or theft in connection with the executive’s duties, or (d) the admission in any court, conviction, or plea of nolo contendre of a felony involving moral turpitude, fraud or material embezzlement, theft or misrepresentation affecting us.

•              “Good reason” is generally defined as (a) the assignment to the executive of any material duties inconsistent with his title or position, (b) any material breach by us of any material provision of his Employment Agreement, (c) requiring the executive to be based at any location other than our headquarters, (d) any purported termination of the executive other than as provided in his Employment Agreement, (e) a change in control, or (f) any failure by us to require any successor to assume the Employment Agreement.

(13)         Represents the estimated portion of the applicable multiple of salary and bonus to be paid under Mr. Jackson’s Employment Agreement in the event of a termination without “cause” or for “good reason,” which would be allocated to the Partnership in the event of such a termination.  Under his Employment Agreement, in the event of such a termination, Mr. Jackson would be entitled to an amount equal to the sum of (a) one and one-half times the sum of his annual base salary and bonus and (b) the pro-rated amount of his bonus for the year of his termination (which, for purposes of the amount shown in the “Salary and/or Bonus” column, has been assumed to be the amount of the bonus Mr. Jackson actually received for 2006 which was allocated to the Partnership, as reflected in the “Summary Compensation Table”).  See “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement with Mr. Jackson.”

(14)         Represents the estimated amount that would be allocated to the Partnership with respect to payments for continued medical, prescription and dental benefits for Mr. Jackson and his eligible dependents for a period of eighteen months after termination of employment without “cause” or for “good reason.”

For a further description of such payments, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement with Mr. Jackson.”

(15)         Under Mr. Jackson’s Employment Agreement, he is entitled to certain payments and benefits in the event of a termination due to death or “disability.”  For a description of such payments and benefits, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement Mr. Jackson.”  These payments and benefits include the acceleration of all equity and equity-linked awards held by Mr. Jackson upon such termination.  According to his Employment Agreement, “disability” is generally defined as the absence of the executive from his duties with us on a full-time basis for 90 consecutive days or a total of 180 days in any twelve month period as a result of permanent incapacity due to mental or physical illness.

(16)         Represents the portion of the estimated amount of the annual bonus under the STIP Mr. Jackson would receive in the event of termination due to death or “disability,” which would be allocated to the Partnership.  Mr. Jackson’s Employment Agreement provides that in the event of such a termination, he would be entitled to receive a pro-rated amount of the annual bonus to which he would otherwise be entitled.  Assuming such termination occurred on the last day of 2006, Mr. Jackson would be entitled to receive his full bonus for 2006.  As a result, the amount shown in the “Salary and/or Bonus” column for Mr. Jackson reflects the actual bonus paid to him that was allocated to the Partnership for 2006 and which is reflected in the “Summary Compensation Table.”  See “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements—Employment Agreement with Mr. Jackson.”

(17)         Represents the portion of the estimated amount of the cash payment Messrs. McFarland and Williamson would receive under the BreitBurn Management LTIP in the event of a termination without cause, which would be allocated to the Partnership.  Under the BreitBurn Management LTIP, in the event that a participant is terminated without cause, all of the outstanding performance trust units held by him or her will be terminated and he or she will receive a pro rated cash payment based on the length of time he or she was employed during the vesting period of the performance trust units.  The value shown in the “Value of Unit Acceleration” column applicable to a termination without cause for Messrs. McFarland and Williamson was calculated as (a) the average closing price of a trust unit of Provident for twenty days ending on the tenth trading day preceding December 31, 2006 ($10.99) multiplied by (b) a pro rated amount of performance trust units allocated to the Partnership on such date based on the respective vesting periods of the performance trust units (19,824 performance trust units for Mr. McFarland and 23,339 performance trust units for Mr. Williamson).  See “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(18)         Represents the portion of the estimated amount of the cash payment Messrs. McFarland and Williamson would receive under the BreitBurn Management LTIP in the event of a termination due to death or disability, which would be allocated to the Partnership.  Under the BreitBurn Management LTIP, in the event that a participant is terminated due to death or disability, all of the outstanding performance units held by him or her will become fully vested and will be settled for a cash payment.  Under the BreitBurn Management LTIP, “disability” is defined to mean that the participant is receiving benefits under a long term disability maintained by BreitBurn Management or its affiliates.  The value shown in the “Value of Unit Acceleration” column applicable to a termination due to death or disability for Messrs. McFarland and Williamson was calculated as (a) the average closing price of a trust unit of Provident for twenty days ending on the tenth trading day preceding December 31, 2006 ($10.99) multiplied by (b) a the number of performance units allocated to the Partnership on such date (19,824 performance units for Mr. McFarland and 23,339 performance units for Mr. Williamson).  See “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(19)         Under the Founders Plan and the UAR Plan (under which Messrs. McFarland and Williamson have received grants of unit appreciation rights), in the event of a change in control, all of the outstanding unit appreciation rights granted to participants under the plan will become fully exercisable immediately prior to the effective date of the change in control.  The board of directors of BreitBurn Management could also elect to declare that all outstanding awards under the plan will be exercised in full immediately prior to the effective date of the change of control.  Under the Founders Plan, a “change in control” is generally defined as (a) the sale, transfer or other disposition of all or substantially all of the assets of the Partnership, our general partner or Provident, (b) the acquisition by any person of beneficial ownership of more than 50% of our or our general partner’s outstanding securities, (c) the consummation of any transaction in which Provident is merged into or amalgamated with another entity or (d) the commencement of a non-exempt takeover bid (as defined in the Securities Act (Alberta)) of Provident’s trust units.  Under the UAR Plan, a “change in control” is generally defined as (a) the sale, transfer or other disposition of all or substantially all of the assets of BreitBurn Energy, its general partner or Provident, (b) the acquisition by any person of beneficial ownership of more than 50% of BreitBurn Energy’s or its general partner’s outstanding securities, (c) the consummation of any transaction in which Provident is merged into or amalgamated with another entity or (d) the commencement of a non-exempt takeover bid (as defined in the Securities Act (Alberta)) of Provident’s trust units.

(20)         Represents the portion of the estimated amount of the cash payment Messrs. McFarland and Williamson would receive under the BreitBurn Management LTIP in the event of a takeover bid transaction, which would be allocated to the Partnership.  Under the BreitBurn Management LTIP, in the event of a takeover bid transaction, all outstanding performance trust units under the plan will become fully vested and will settle for a cash amount immediately prior to the takeover bid transaction.  Under the BreitBurn Management LTIP, a “takeover bid transaction” is generally defined as a transaction which would result in the trust units of Provident ceasing to be listed on a stock exchange that is completed pursuant to an offer made generally to the holders of Provident’s trust units to acquire the outstanding trust units and which is in the nature of a “takeover bid” as defined in the Securities Act (Alberta) and is not exempt from the formal bid requirements thereunder and includes a statutory plan or arrangement which results in the trust units ceasing to be listed and posted for trading on an exchange.  The value shown in the “Value of Unit Acceleration” column applicable to a change in control for Messrs. McFarland and Williamson was calculated as (a) the average closing price of a trust unit of Provident for twenty days ending on the tenth trading day preceding December 31, 2006 ($10.99) multiplied by (b) a the number of performance trust units held by the executive on such date (19,824 performance trust units for Mr. McFarland and 23,339 performance units for Mr. Williamson).  See “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”

(21)         Under the Founders Plan (under which Messrs. McFarland and Williamson have received grants of unit appreciation rights), in the event of a termination of a participant other than for “misconduct,” all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable in full for a specified period of time following the termination.  According to the Founders Plan, “misconduct” is generally defined as (a) the commission of any act of fraud, embezzlement or dishonesty by the participant that has a material adverse impact on us, (b) any unauthorized use or disclosure by such participant of our confidential information or trade secrets or (c) any willful and continued failure by the participant to substantially perform his or her duties or substantially follow and comply with the specific and lawful directives of the board of directors of BreitBurn Management (other than due to physical or mental illness).

Non-competition and Non-solicitation Arrangements

Pursuant to their Employment Agreements, each of Messrs. Washburn, Breitenbach and Jackson has agreed to comply with certain non-solicitation and non-competition provisions for a period of two-years after termination.

Director Compensation

Officers or employees of BreitBurn GP, LLC, our general partner, or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner.  Each director who is not an officer or employee of our general partner or its affiliates receives (a) (1) a $35,000 cash annual retainer ($75,000 for the chairman of the board of directors); (2) $1,500 for each meeting of the board of directors attended ($4,000 for the chairman of the board of directors); (3) $1,500 for each committee meeting attended; (4) a $5,000 governance committee annual retainer ($7,500 for the committee chair); and (5) a $5,000 audit committee annual retainer ($10,000 for the committee chair) and (b) grants of up to $100,000 of performance units with three-year vesting, which will be settled in common units.  In addition, each non-employee director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. We indemnify each director for actions associated with being a director to the extent permitted under Delaware law.

The following table shows the compensation information for each of the non-employee directors of our general partner for the portion of the year from the closing of our initial public offering through December 31, 2006.  The compensation of our Co-Chief Executive Officers, Messrs. Breitenbach and Washburn, is disclosed in the “Summary Compensation Table” above.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Options Awards ($) (2)	Total ($)
Randall J. Findlay (Chairman of the Board)	$13,664	$2,984	$—	$16,648

Greg L. Armstrong	14,733	7,958	—	22,691

Grant D. Billing	6,616	2,627	—	9,243

Thomas W. Buchanan	—	—	—	—

John R. Butler, Jr.	13,596	7,958	—	21,554

Gregory J. Moroney	6,616	—	57,985	64,601

Charles S. Weiss	14,733	7,958	—	22,691

(1)           In accordance with SFAS 123(R), the dollar value shown in the “Stock Awards” column for each of the non-employee directors represents the compensation expense recognized by us in 2006 with respect to outstanding performance unit grants under the Partnership LTIP.  The performance units will be settled in common units on October 10, 2009.  Each performance unit is accompanied by a distribution equivalent right, entitling the holder to an additional number of performance units with a value equal to the amount of distributions paid on each of our common units during the period between the vesting commencement date and the settlement date of the performance units based on the market price of each of our common units prior to the payment of such distributions.  For a further discussion of the Partnership LTIP and the performance units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Long-Term Incentive Plans.”  The grant date fair value of each such performance unit based on the Black-Scholes valuation model is set forth in the table below.  The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend, approximately 8%; expected term, 3 years; and discount rate, 4.3 — 4.9%.

Non-Employee Director	Performance Units Awarded: No. of Units	Grant Date Fair Value
Mr. Findlay	2,027	$39,709
Mr. Armstrong	5,405	105,884
Mr. Billing	1,784	34,949
Mr. Butler	5,405	105,884
Mr. Weiss	5,405	105,884

(2)           In accordance with SFAS 123(R), the dollar amount shown in the “UAR Awards” column for Mr. Moroney represents the compensation expense recognized by us in 2006 with respect to outstanding unit appreciation rights granted under the Founders Plan based on the Black-Scholes valuation model.  The grant date fair value of the unit appreciation rights in accordance with SFAS 123(R) was $61,736.  The following assumptions were used in the Black-Scholes model: expected volatility, 18.70%; annual dividend, approximately 8%; expected term, 3.7 years; and discount rate, 4.3 — 4.9%.  Mr. Moroney received the unit appreciation rights pursuant to the Founders Plan upon consummation of our initial public offering as a result of the conversion of unit appreciation rights tied to the value of BreitBurn Energy granted to him previously in 2004. Each unit appreciation right reflected in the table entitles Mr. Moroney, upon exercise, to the payment of a cash amount equal to the difference between (a) the initial public offering price of our common units ($18.50) and (b) the closing price of each common unit on the exercise date plus the aggregate amount of distributions made on a common unit through such exercise date.  One-third of the unit appreciation rights will become exercisable on each of the June 15, 2007, 2008 and 2009.  The unit appreciation rights expire on November 14, 2011.  For a further discussion of the Founders Plan and the unit appreciation rights granted thereunder, please see “—Compensation Discussion and Analysis—Components of Compensation—UAR Plans.”

Acceleration of Performance Units Upon a Change in Control or a Qualifying Termination

If a director’s term of office terminates as a result of his death or a disability that entitles him to benefits under BreitBurn Management’s long-term disability plan, or if a change in control (as defined in the Partnership LTIP) occurs, then the performance units then held by him automatically will become fully vested upon such termination or change in control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units, as of March 22, 2007, by:

•                  each person known by us to beneficially own 5% or more of our units;

•                  each member of our Board of Directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 22, 2007.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o BreitBurn Energy Partners L.P. 515 S. Flower Street, Suite 4000, Los Angeles.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Provident Energy Trust(1)	14,404,962	65.55%
BreitBurn Corporation(2)	670,796	3.05%
BreitBurn Management Company, LLC	—	—
BreitBurn GP, LLC	—	—
Randall H. Breitenbach(2)(3)	670,796	3.05%
Halbert S. Washburn(2)(3)	670,796	3.05%
James G. Jackson	—	—
Bruce D. McFarland	—	—
Chris E. Williamson	—	—
Thomas W. Buchanan	—	—
Randall J. Findlay	—	—
Charles S. Weiss	5,000	(4)
Greg L. Armstrong	5,000	(4)
Grant D. Billing	—	—
John R. Butler, Jr.	1,000	(4)
Gregory J. Moroney	2,000	(4)
All directors and executive officers as a group (14 persons)	683,796	3.11%

(1) Provident Energy Trust’s ownership interest is held through Pro LP Corp. and Pro GP Corp., which currently maintain a 65.27% and a 0.27%, ownership interest in us, respectively.

(2) Messrs. Breitenbach and Washburn collectively own 100% of the outstanding shares of BreitBurn Corporation.

(3) Includes units beneficially owned by BreitBurn Corporation.

(4) Less than one percent.

Item 13.  Certain Relationships and Related Transactions.

For a discussion of director independence, see Item 10 “Directors and Executive Officers of Our General Partner.”

Affiliates of our general partner, including directors and executive officers of our general partner, own 15,088,758 common units representing a 68.7% limited partner interest in us.  In addition, our general partner owns a 2% general partner interest in us.

Mr. Jackson Washburn, who is the brother of Mr. Halbert Washburn, is an employee of BreitBurn Management and serves as an officer of Pro GP, the general partner of our Predecessor.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of the Partnership.  These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally distribute 98% of our available cash to all unitholders, including affiliates of our general partner (as the holders of an aggregate of 15,075,758 common units), and 2% of our available cash to our general partner.

Payments to our general partner and its affiliates

Our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business, including overhead allocated to our general partner by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us. Our Administrative Services Agreement requires us to reimburse Breitburn Management for its expenses incurred on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to our general partner by its affiliates. We do not expect to incur any additional fees or to make other payments to these entities in connection with operating our business. See “—Administrative Services Agreement” below.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Contribution, Conveyance and Assumption Agreement

We entered into a Contribution, Conveyance and Assumption Agreement to effect, among other things, the transfer of the Partnership Properties from BreitBurn Energy to us at closing.  Pending the receipt of certain governmental and third-party consents to the transfer of certain leases, BreitBurn Energy continues to hold title to these leases.  We entered into an Operations and Proceeds Agreement with our wholly-owned operating subsidiary related to these leases.  Under the Operations and Proceeds Agreement, BreitBurn Energy conducts the operations related to these leases.  Any net profit relating to these leases is payable by BreitBurn Energy to our operating subsidiary, and any net loss relating to these leases is payable by our operating subsidiary to BreitBurn Energy.  In addition, our operating subsidiary entered into a Surface Operating Agreement with BreitBurn Energy and Breitburn Corporation, under which BreitBurn Energy and BreitBurn Corporation conduct all surface operations with respect to a lease transferred to us at closing, pending the receipt of consent to the assignment of the related surface use agreement to us.  Our operating subsidiary reimbursed BreitBurn Energy and BreitBurn Corporation for all costs incurred in conducting these surface operations.

Under the Contribution Agreement, BreitBurn Energy indemnifies us for four years against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our  offering and against claims for covered environmental liabilities made before the fourth anniversary of the closing of our offering.  The obligation of the indemnitors will not exceed $5.0 million, and they will not have any indemnification obligation until our losses exceed $500,000 in the aggregate, and then only to the extent such aggregate losses exceed $500,000.  BreitBurn Energy will have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our public offering.  Additionally, BreitBurn Energy indemnifies us for losses attributable to title defects for four years after the closing of our initial public offering, and indefinitely for losses attributable to retained assets and liabilities and income taxes attributable to pre-closing operations and the formation transactions.  Furthermore, we indemnify BreitBurn Energy for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to their indemnification obligations.

Administrative Services Agreement

We entered into an Administrative Services Agreement with BreitBurn Management which requires us to reimburse BreitBurn Management for salaries and employee benefits of operating personnel and other administrative services such as accounting, corporate development, finance, land, legal and engineering.  BreitBurn Management also manages the operations of BreitBurn Energy and is reimbursed by BreitBurn Energy for for salaries and employee benefits of operating personnel and for general and administrative services incurred on its behalf.  These expenses include expenses allocated to BreitBurn Management by its affiliates.  BreitBurn Management is obligated to determine in good faith the expenses that are allocable to us and the expenses that are allocable to BreitBurn Energy.  BreitBurn Management charges costs for operating personnel direct to the properties receiving the service.  In 2006, BreitBurn Management allocated costs for other general and administrative services, not directly identifiable to a specific property to us based upon our share of barrels of oil equivalent production in relation to the total production for us and BreitBurn Energy combined.  Approximately 60% of other general and administrative costs incurred by BreitBurn Management were allocated to us for the period October 10 to December 31, 2006.  BreitBurn Management is not liable to us for its performance of, or failure to perform, services under the Administrative Services Agreement unless its acts or omissions constitute gross negligence or willful misconduct.  See Note 7 of the financial statements in this report for more detail regarding related party transactions.

Omnibus Agreement

We entered into an Omnibus Agreement with Provident and BreitBurn Energy, which sets forth certain agreements with respect to conflicts of interest.  Provident agreed that we have a right of first offer with respect to the sale by Provident and its affiliates of any of their upstream oil and gas properties in the United States, and that we have a preferential right over Provident to acquire any third party upstream oil and gas properties in the United States, which may include third party midstream or downstream assets provided that related upstream oil and gas properties located in the United States constitute the predominant part of the assets included in the business opportunity.  We agreed that Provident has a preferential right to acquire any third party midstream or downstream assets located in the United States, which may include third party upstream oil and gas properties located in the United States, provided that related midstream or downstream assets located in the United States constitute the predominant portion of the assets included within the business opportunity, or upstream oil and gas properties or midstream or downstream assets outside the United States.  Provident may offer us the right to participate in any such acquisition.  In determining whether the Partnership exercises any preferential right under the Omnibus Agreement, so long as Provident and its affiliates control our general partner, any decision to participate with Provident in an acquisition outside the United States or the exercise of any other preferential right under the Omnibus Agreement has to be made with the approval of the board of directors of our general partner.  These obligations run until such time as Provident and its affiliates no longer control our general partner.  Upon a change of control of Provident, the right of first offer granted to the Partnership applies only to upstream oil and gas properties in the United States owned by Provident and its affiliates as of the closing date of our public offering.  The preferential rights may be terminated by Provident or our general partner upon a change of control of Provident or our general partner, respectively.

Related Party Transaction Policy and Procedures

Our general partner has adopted a written policy for the review of transactions with related parties.  The policy requires review, approval or ratification of transactions exceeding $120,000 in which the Partnership is a participant and in which a director or executive officer of our general partner, an owner of a significant amount of our voting securities or an immediate family member of any of the foregoing persons has a direct or indirect material interest.  These transactions must be reviewed for pre-approval by the Co-Chief Executive Officers if the related party is an executive officer, by the Audit Committee if the related party is a significant unit owner or a Co-Chief Executive Officer, by the Chairman of the Audit Committee if the related party is a director or by a member of the Audit Committee if the related party is the Chairman of the Audit Committee.  Only those transactions that are in, or are not inconsistent with, the best interests of the Partnership, taking into consideration whether they are on terms comparable to those available with an unrelated third party and the related party’s interest in the transaction, shall be approved.

Item 14.  Principal Accountant Fees and Services.

The audit committee of the board of directors of BreitBurn GP LLC selected Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of BreitBurn Energy Partners L.P. for the 2006 calendar year.  The audit committee’s charter which is available on our website at www.breitburn.com requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm.  All services reported in the audit, tax and all other fees categories below with respect to this report for the year ended December 31, 2006 were approved by the audit committee.

Fees paid to PricewaterhouseCoopers LLP for 2006 and 2005 are as follows:

	2006	2005
Audit Fees(1)	$926,800	$142,614
Tax Fees (2)	231,071	101,522
Total	$1,157,871	$244,136

(1)          In 2006, amounts represent fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements, and audits performed as part of our registration filings.  In 2005, amounts represent fees in connection with the audit of our Predecessor financial statements.

(2)          Represents fees for professional services provided in connection with the design of our initial K-1 preparation in 2006 and tax preparation work for both years.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   (1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1.

(2)   Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

NUMBER	DOCUMENT
2.1

Purchase and Sale Agreement dated January 19, 2007 by and between Voyager Gas Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated January 22, 2007 and filed on January 24, 2007).

3.1	Certificate of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed on July 13, 2006).

3.2

First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006).

10.1

Credit Agreement, dated October 10, 2006, between BreitBurn Operating L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006).

10.2

Contribution, Conveyance and Assumption Agreement, dated as of October 10, 2006, by and among Pro GP Corp., Pro LP Corp., BreitBurn Energy Corporation, BreitBurn Energy Company L.P., BreitBurn Management Company, LLC, BreitBurn GP, LLC, BreitBurn Energy Partners L.P., BreitBurn Operating GP, LLC and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006).

10.3

Omnibus Agreement, dated as of October 10, 2006, by and among Provident Energy Trust, Pro GP Corp., BreitBurn Energy Company L.P., BreitBurn GP, LLC and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006).

10.4

Administrative Services Agreement, dated as of October 10, 2006, by and among BreitBurn GP, LLC, BreitBurn Energy Partners L.P., BreitBurn Operating L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006).

10.5

Adoption Agreement, dated as of October 10, 2006, between BreitBurn Energy Company L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006).

10.6

BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan effective as of October 10, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.7

BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.8

BreitBurn Energy Company L.P. Unit Appreciation Plan for Employees and Consultants (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

NUMBER	DOCUMENT
10.9

Amended and Restated Employment Agreement of Halbert S. Washburn, dated as of October 10, 2006 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006).

10.10

Amended and Restated Employment Agreement of Randall H. Breitenbach, dated as of October 10, 2006 (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006).

10.11

Amendment to the Employment Agreement of James G. Jackson, dated as of October 10, 2006 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K dated October 10, 2006 and filed on October16, 2006).

10.12	Employment Agreement of James G. Jackson (incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.13

Amendment No. 1 to the BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals (incorporated herein by reference to Exhibit 10.14 to Amendment No. 5 to Form S-1 for BreitBurn Energy Partners L.P. filed on October 2, 2006).

10.14

Amendment to the BreitBurn Energy Company L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 5 to Form S-1 for BreitBurn Energy Partners L.P. filed on October 2, 2006).

10.15	BreitBurn Energy Company L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.16*	Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Restricted Phantom Units Award Agreement (for Directors).

10.17*	Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Performance Unit-Based Award Agreement.

14.1

BreitBurn Energy Partners L.P. and BreitBurn GP, LLC Code of Ethics for Chief Executive Officers and Senior Officers (as amended and restated on February 28, 2007) (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K dated February 28, 2007 and filed on March 5, 2007).

21.1*	List of subsidiaries of BreitBurn Energy Partners L.P.

31.1*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*

Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.3*

Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

By:	BREITBURN GP, LLC,
its General Partner

Dated: April 2, 2007	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: April 2, 2007	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Halbert S. Washburn	Co-Chief Executive Officer and Director of	April 2, 2007
Halbert S. Washburn	BreitBurn GP, LLC (Principal Executive Officer)

/s/ Randall H. Breitenbach	Co-Chief Executive Officer and Director of	April 2, 2007
Randall H. Breitenbach	BreitBurn GP, LLC (Principal Executive Officer)

/s/ James G. Jackson	Chief Financial Officer of	April 2, 2007
James G. Jackson	BreitBurn GP, LLC (Principal Financial Officer)

/s/ Lawrence C. Smith	Controller of	April 2, 2007
Lawrence C. Smith	BreitBurn GP, LLC

/s/ Randall J. Findlay	Chairman of the Board of	April 2, 2007
Randall J. Findlay	BreitBurn GP, LLC

/s/ Greg L. Armstrong	Director of	April 2, 2007
Greg L. Armstrong	BreitBurn GP, LLC

Name	Title	Date

/s/ Grant D. Billing	Director of	April 2, 2007
Grant D. Billing	BreitBurn GP, LLC

/s/ Thomas W. Buchanan	Director of	April 2, 2007
Thomas W. Buchanan	BreitBurn GP, LLC

/s/ John R. Butler, Jr.	Director of	April 2, 2007
John R. Butler, Jr.	BreitBurn GP, LLC

/s/ Gregory J. Moroney	Director of	April 2, 2007
Gregory J. Moroney	BreitBurn GP, LLC

/s/ Charles S. Weiss	Director of	April 2, 2007
Charles S. Weiss	BreitBurn GP, LLC

BreitBurn Energy Partners L.P. and Subsidiaries

Reports of Independent Registered Public Accounting Firm

To the Board of Directors of BreitBurn GP, LLC

And Unitholders of BreitBurn Energy Partners L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows present fairly, in all material respects, the financial position of BreitBurn Energy Partners LP and subsidiaries (successor) (“the Partnership”) at December 31, 2006 and the results of operations and cash flows for the period from October 10 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
April 2, 2007

To the Board of Directors of BreitBurn GP, LLC

And Unitholders of BreitBurn Energy Partners L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows present fairly, in all material respects, the financial position of BreitBurn Energy Company L.P. and subsidiaries (predecessor) (the “Partnership”) at December 31, 2005 and the results of operations and cash flows for the year then ended and for the periods from June 16 to December 31, 2004 and from January 1 to October 9, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 11 to the consolidated financial statements, the Partnership changed the manner in which it accounts for stock based compensation as of January 1, 2006.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
April 2, 2007

To the Board of Directors of BreitBurn GP, LLC

And Unitholders of BreitBurn Energy Partners L.P.

In our opinion, the accompanying consolidated statements of operations, comprehensive income, partners’ equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of BreitBurn Energy Company LLC and subsidiaries (predecessor) (the “Company”) for the period from January 1 to June 15, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
April 2, 2007

BreitBurn Energy Partners L.P. and Subsidiaries

Consolidated Statements of Operations

		Predecessors
	Successor (1)	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to
Thousands of dollars,	December 31,	October 9,	December 31,	December 31,	June 15,
except per unit amounts	2006	2006	2005	2004	2004

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$18,452	$110,329	$114,405	$31,626	$17,400
Realized gain (loss) on derivative instruments	2,181	(3,692)	(13,563)	(528)	(5,721)
Unrealized gain (loss) on derivative instruments	(1,299)	5,983	155	(2,610)	—
Other revenue, net	170	923	868	545	534
Total revenues and other income items	19,504	113,543	101,865	29,033	12,213
Operating costs and expenses:
Operating costs	7,159	34,893	32,960	10,394	6,700
Depletion, depreciation and amortization	2,488	10,554	11,556	4,214	1,303
Depreciation of non-oil and gas assets	18	349	306	91	85
General and administrative expenses	7,852	18,046	16,111	4,310	5,309
Total operating costs and expenses	17,517	63,842	60,933	19,009	13,397
Operating income (loss)	1,987	49,701	40,932	10,024	(1,184)
Interest and other financing costs, net	72	2,651	1,631	143	4,711
Other expenses, net	84	528	294	203	501
Income (loss) before taxes and minority interest	1,831	46,522	39,007	9,678	(6,396)
Income tax expense (benefit)	(40)	90	—	—	—
Minority interest (note 18)	—	(1,039)	—	—	—
Net income (loss) before change in accounting principle	1,871	47,471	39,007	9,678	(6,396)
Cumulative effect of change in accounting principle (note 11)	—	577	—	—	—
Net income (loss)	$1,871	$48,048	$39,007	$9,678	$(6,396)
General Partner’s interest in net income	37
Net income available to common unitholders	$1,834

Basic net income per unit (note 2)	$0.08	$0.27	$0.22	$0.07	$(0.49)
Diluted net income per unit or common share (note 2)	$0.08	$0.27	$0.22	$0.07	$(0.49)

(1)          Reflects activity since closing of initial public offering. There was no activity from inception March 23, 2006 to October 10th.

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries

Consolidated Statement of Comprehensive Income

		Predecessors
	Successor (1)	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to
	December 31,	October 9,	December 31,	December 31,	June 15,
Thousands of dollars	2006	2006	2005	2004	2004

Net income (loss)	$1,871	$48,048	$39,007	$9,678	$(6,396)
Change in fair value of derivative instruments	—	—	—	—	(7,148)
Comprehensive income (loss)	$1,871	$48,048	$39,007	$9,678	$(13,544)

(1)          Reflects activity since closing of initial public offering.  There was no activity from inception March 23, 2006 to October 10th.

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
Thousands of dollars	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$93	$2,740
Accounts receivable, net	10,356	17,665
Non-hedging derivative instruments (note 10)	3,998	—
Related party receivables (note 7)	6,209	—
Prepaid expenses	215	1,027
Other current assets	85	241
Total current assets	20,956	21,673
Investments	142	594
Property, plant and equipment
Oil and gas properties	203,911	315,812
Non-oil and gas assets	569	10,863
	204,480	326,675
Accumulated depletion and depreciation	(18,610)	(15,934)
Net property, plant and equipment	185,870	310,741
Other long-term assets	276	518
Total assets	$207,244	$333,526
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$3,308	$1,903
Bank overdraft	2,036	2,661
Non-hedging derivative instruments (note 10)	—	1,976
Related party payables (note 7)	5,633	—
Due to Provident (note 7)	280	3,476
Distributions payable	—	9,053
Accrued liabilities	2,201	21,911
Total current liabilities	13,458	40,980
Long-term debt (note 8)	1,500	36,500
Long-term related party payables (note 7)	467	—
Deferred gain (note 5)	—	1,685
Deferred income taxes (note 6)	4,303	—
Asset retirement obligation (note 9)	10,253	9,664
Non-hedging derivative instruments (note 10)	55	—
Other long-term liability	—	4,672
Total liabilities	30,036	93,501
Commitments and contingencies (note 12)
Partners’ equity
Predecessor Partners’ equity	—	240,025
Public common unitholders	115,255	—
Affiliated common unitholders	59,138	—
General partner interest	2,815	—
Total liabilities and partners’ equity	$207,244	$333,526

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statement of Cash Flows

		Predecessors
	Successor (1)	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to
	December 31,	October 9,	December 31,	December 31,	June 15
Thousands of dollars	2006	2006	2005	2004	2004

Cash flows from operating activities
Net income (loss)	$1,871	$48,048	$39,007	$9,678	$(6,396)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	2,506	10,903	11,861	4,346	1,387
Deferred stock based compensation	4,490	7,979	7,213	1,874	—
Stock based compensation paid	—	(4,400)	(1,970)	—	—
Loss on extinguishment of long-term debt	—	—	133	—	249
Equity in earnings of affiliates, net of dividends	32	48	(1)	35	28
Deferred income tax	(40)	90	—	—	—
Minority interest	—	(1,039)	—	—	—
Cumulative effect of change in accounting principle	—	(577)	—	—
Accrued dividend on mandatorily redeemable preferred shares	—	—	—	—	2,951
Other	51	950	193	151	1,371
Changes in net assets and liablities:
Accounts receivable and other	(4,629)	(9,577)	(4,522)	19	(3,061)
Due to related parties	(9,017)	706	673	7,164	2,831
Accounts payable and other current liabilities	3,480	(5,388)	(6,661)	(23,156)	2,337
Net cash (used) provided by operating activities	(1,256)	47,743	45,926	111	1,697
Cash flows from investing activities
Capital expenditures	(1,248)	(36,941)	(39,945)	(11,314)	(8,522)
Property acquisitions	—	—	(72,700)	(47,508)	—
Proceeds from sale of assets, net		1,752	19,652	—	—
Payments of acquisition transaction costs	—	(79)	(446)	(1,567)	—
Other	—	—	—	(101)	(9)
Net cash used by investing activities	(1,248)	(35,268)	(93,439)	(60,490)	(8,531)
Cash flows from financing activities
Issuance of common units, net of discount	118,715	—	—	—	—
Redemptions of common units from predecessors	(15,485)	—	—	—	—
Distributions to predecessor members concurrent with initial public offering	(63,230)	—	—	—	—
Proceeds from the issuance of long-term debt	5,500	86,700	118,200	30,250	36,190
Repayments of long-term debt	(40,500)	(67,200)	(92,200)	(19,750)	(29,620)
Cash overdraft	2,036	3,610	2,661	—	1,637
Initial public offering costs	(4,055)	(2,845)
Long-term debt issuance costs	(400)	—	(717)	(332)	(405)
Capital contributions	—	—	79,551	62,021	—
Distributions paid to the predecessor members	—	(36,357)	(57,855)	(8,296)	—
Other	—	2,399	(23)	(3,195)	(1,500)
Net cash provided (used) by financing activities	2,581	(13,693)	49,617	60,698	6,302
Increase (decrease) in cash	77	(1,218)	2,104	319	(532)
Cash beginning of period	16	2,740	636	317	715
Cash end of period	$93	$1,522	$2,740	$636	$183

(1)          Reflects activity since closing of initial public offering. There was no activity from inception March 23, 2006 to October 10th.

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Company L.P. and Subsidiaries

Consolidated Statement of Partners’ Equity

	For the period from October 10, 2006 to December 31, 2006
Thousands of dollars	Affiliated Limited Partners	Public Limited Partners	General Partner	Total
Balance, October 10, 2006	$—	$—	$—	$—
Contibutions (a)	136,035	—	2,776	138,811
Initial public offering investment (b)	—	99,175	—	99,175
Distributions to predecessor members concurrent with initial public offering (c)	(62,649)	—	—	(62,649)
Redemption of common units from predecessor member as a result of overallotment option exercise	(15,485)	15,485	—	—
Net income	1,237	595	39	1,871
Balance, December 31, 2006	$59,138	$115,255	$2,815	$177,208

(a)          Represents book value contributions from predecessor.

(b)         Net of underwriting discount and initial public offering costs.

(c)   Includes receivable due from sponsors of $581.

	Predecessor - BreitBurn Energy Company L.P.
	For the period from June 16, 2004 to October 9, 2006
Thousands of dollars	Pro LP Corp	Pro GP Corp	Breitburn S Corp	Total
Capital contribution, June 16, 2004	$114,500	$500	$10,000	$125,000
Additional capital contribution	61,773	248	—	62,021
Distributions paid or accrued	(11,847)	(51)	(787)	(12,685)
Net income	8,991	39	648	9,678
Balance, December 31, 2004	173,417	736	9,861	184,014
Additional capital contribution	79,233	318	—	79,551
Distributions paid or accrued	(59,427)	(250)	(2,870)	(62,547)
Net income	37,129	156	1,722	39,007
Balance, December 31, 2005	230,352	960	8,713	240,025
Distributions paid or accrued	(34,628)	(146)	(1,619)	(36,393)
Net income	44,639	188	2,087	46,914
Balance, October 9, 2006	$240,363	$1,002	$9,181	$250,546

	Predecessor - BreitBurn Energy Company LLC
	For the period from January 1 to June 15, 2004
Thousands of dollars	Common Units	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2004	$14,675	$(9,301)	$5,374
Net loss	(6,396)	—	(6,396)
Change in fair value of derivative instruments	—	(7,148)	(7,148)
Balance, June 15, 2004	$8,279	$(16,449)	$(8,170)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.  Organization and Operations

BreitBurn Energy Partners L.P.

BreitBurn Energy Partners L.P. (“BreitBurn Partners” or the “Partnership”) is a Delaware limited partnership formed on March 23, 2006 to acquire certain oil and gas properties of BreitBurn Energy Company L.P. (“BreitBurn Energy” or the “Predecessor”).  BreitBurn GP, LLC (“BreitBurn GP” or the “General Partner”) serves as the general partner of the Partnership.  The Partnership conducts its operations through its wholly-owned subsidiaries BreitBurn Operating L.P. (“OLP”) and OLP’s general partner BreitBurn Operating GP, LLC (“OGP”).

On October 10, 2006, the Partnership completed an initial public offering of 6,000,000 Common Units at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.  Total proceeds from the sale of the Common Units in the initial public offering were $111 million, before underwriting discounts and offering costs, of approximately $7.8 million and $4.1 million, respectively.  The Partnership used the net proceeds of $99.1 million to make distributions of $63.2 million to Provident Energy Trust (“Provident”) and BreitBurn Energy Corporation (“BreitBurn Corporation”) and to repay $36.5 million in assumed indebtedness.  The historical relationship between the Predecessor, Provident and BreitBurn Corporation are further discussed under the caption “BreitBurn Energy Company L.P.” included elsewhere in this note.  On November 1, 2006, the underwriters exercised their option to purchase an additional 900,000 Common Units to cover over-allotments in the initial public offering.  The sale to cover over-allotments was at the initial public offering price of $18.50 per unit, less the underwriting discount, and closed on November 6, 2006.  The Partnership used the net proceeds of approximately $15.5 million from the exercise of the underwriters’ over-allotment option to redeem 900,000 Common Units in the aggregate owned by Provident’s two indirect wholly-owned subsidiaries, Pro GP Corp. (“Pro GP”) and Pro LP Corp. (“Pro LP”), and BreitBurn Corporation.  Following redemption, those Common Units were cancelled.

Additionally, on October 10, 2006:

a)              The Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”).  Immediately prior to the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•                  BreitBurn Energy conveyed to OLP its interests in the Partnership properties along with its stock in three subsidiaries and OLP assumed $36.5 million of indebtedness.

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

•                  The General Partner conveyed the interest in OLP to the Partnership in exchange for a continuation of its 2% general partner interest in the Partnership; and

•                  Pro GP, Pro LP and BreitBurn Corporation conveyed their remaining interests in OLP and OGP to the Partnership in exchange for (a) 15,975,758 Common Units representing limited partner interests, with a 71.24% limited partner interest in the Partnership, and (b) received approximately $63.2 million, as a distribution of the initial public offering proceeds, to reimburse them for certain capital expenditures made directly by them or through BreitBurn Energy.

As a result of these transactions, Provident and BreitBurn Corporation have an ownership interest in the aggregate of 15,075,758 common units, representing 68.60% limited partner interest and a 2% general partner interest.  The public unit holders own 31.40% of the limited partner units.

The following table presents the net assets conveyed by BreitBurn Energy to the Partnership immediately prior to the closing of the offering including the debt assumption:

October 10,
Thousands of dollars	2006
Cash and cash equivalents	$16
Accounts receivable — trade	4,225
Non-hedging derivative instruments	4,007
Prepaid expenses and other current assets	459
Non-hedging derivative instruments - non-current	1,235
Property and equipment, net	183,456
Other assets	174
Total assets	$193,572

Accounts payable	$897
Accounts payable — affiliates	5,237
Accrued expenses and other current liabilities	328
Long-term debt	36,500
Deferred income taxes	4,343
Asset retirement obligation	7,456
Total liabilities	$54,761
Net assets	$138,811

The transfer of ownership of assets from the Predecessor to the Partnership was recorded at historical costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-21, “Change in Accounting Basis in Master Limited Partnership Transactions.”

BreitBurn Energy Company L.P. (Predecessor)

BreitBurn Energy, was formed on June 15, 2004 when Provident acquired BreitBurn Energy’s former predecessor, BreitBurn Energy Company LLC, for $125.0 million.  BreitBurn Energy Company LLC was then converted into BreitBurn Energy Company L.P., a Delaware limited partnership.  Initial capital account balances and percentage interests in BreitBurn Energy were held as follows: Pro GP Corp., the general partner, $0.5 million or 0.4 percent; Pro LP Corp., a limited partner, $114.5 million or 91.6 percent; and BreitBurn Energy Corporation, a limited partner, $10.0 million or 8.0 percent.  In connection with the acquisition, the Provident affiliates paid cash and BreitBurn Energy Corporation retained an 8% interest valued at $10.0 million.

During the period from June 16, 2004 to December 31, 2004 and for the year ended December 31, 2005, Pro LP and Pro GP made additional capital contributions to the Predecessor of $62.0 million and $79.6 million, respectively.  There were no additional contributions made from January 1, 2006 to October 9, 2006.  The impact of the additional contributions was to change the initial ownership interest as follows:

	BreitBurn Energy Company L.P.
	January 1 to		June 16 to
	October 9,	December 31,	December 31,
	2006	2005	2004
Pro LP Corp.	95.2%	95.2%	93.8%
Pro GP Corp.	0.4%	0.4%	0.4%
BreitBurn Energy Corporation	4.4%	4.4%	5.8%
	100%	100%	100.0%

Provident’s purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Net assets acquired and liabilities assumed
Property, plant and equipment	$153,508
Working capital deficiency	(8,330)
Non-hedging derivative instruments	(18,394)
Other assets	750
Asset retirement obligation	(737)
Other liabilities	(1,797)
$125,000

Consideration
Cash (Pro LP Corp. and Pro GP Corp.)	$115,000
Membership interest (BreitBurn Energy Corporation)	10,000
$125,000

2.  Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries and the Partnership’s Predecessors.  Investments in affiliated companies with a 20% or greater ownership interest, and in which the Partnership does not have control, are accounted for on the equity basis.  Investments in affiliated companies with less than a 20% ownership interest, and in which the Company does not have control, are accounted for on the cost basis.  Investments in which the Partnership owns greater than 50% interest are consolidated.  Investments in which the Partnership owns less than a 50% interest but is deemed to have control or where the Partnership has a variable interest in an entity where the Partnership will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns or both, however, are consolidated.  The effects of all intercompany transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements are based on a number of significant estimates including oil and gas reserve quantities, which are the basis for the calculation of depletion, depreciation, amortization, asset retirement obligations and impairment of oil and gas properties.

Business segment information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Segment reporting is not applicable because the Partnership’s oil and gas operating areas have similar economic characteristics and meet the criteria for aggregation as defined in SFAS No. 131.  The Partnership acquires, exploits, develops and explores for and produces oil and natural gas and its operations are located primarily in the western United States.  Corporate management administers all properties as a whole rather than as discrete operating segments.  Operational data is tracked by area; however, financial performance is measured as a single enterprise and not on an area-by-area basis.  Allocation of capital resources is employed on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas or segments.

Revenue recognition

Revenues associated with sales of crude oil and natural gas owned by the Partnership are recognized when title passes from the Partnership to its customer.  Revenues from properties in which the Partnership has an interest with other partners are recognized on the basis of the Partnership’s working interest (‘‘entitlement’’ method of accounting).  The Partnership generally markets 100% of natural gas production from its operated properties and pays its partners for their working interest shares of natural gas production sold.  As a result, the Partnership has no natural gas producer imbalance positions.

Cash and cash equivalents

The Partnership considers all investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Partnership’s accounts receivable are primarily from purchasers of crude oil and natural gas.  Crude oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  The Partnership reviews all outstanding accounts receivable balances on a monthly basis and records a reserve for amounts that it expects will not be fully recovered.  Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted.  At December 31, 2006, the Partnership did not carry an allowance for doubtful accounts receivable.

Property, plant and equipment

Oil and gas properties

The Partnership follows the successful efforts method of accounting.  Lease acquisition and development costs (tangible and intangible) incurred, including internal acquisition costs, relating to proved oil and gas properties are capitalized.  Delay and surface rentals are charged to expense as incurred.  Dry hole costs incurred on exploratory wells are expensed.  Dry hole costs associated with developing proved fields are capitalized.  Geological and geophysical costs related to exploratory operations are expensed as incurred.

Upon sale or retirement of proved properties, the cost thereof and the accumulated depletion, depreciation and amortization (“DD&A”) are removed from the accounts and any gain or loss is recognized in the statement of operations.  Maintenance and repairs are charged to operating expenses.  DD&A of proved oil and gas properties, including the estimated cost of future abandonment and restoration of well sites and associated facilities, are computed on a property-by-property basis and recognized using the units-of-production method net of any anticipated proceeds from equipment salvage and sale of surface rights.

Non-oil and gas assets

Buildings and non-oil and gas assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 30 years.

Oil and natural gas reserve quantities

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations.  As a result, adjustments to depletion are made concurrently with changes to reserve estimates.  The Partnership discloses its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines.  The independent engineering firm adheres to the SEC definitions when preparing their reserve reports.

Asset retirement obligation

The Partnership has significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and natural gas production operations.  The computation of the Partnership’s asset retirement obligations (“ARO”) is prepared in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 143, Accounting for Asset Retirement Obligations.  This accounting standard applies to the fair value of a liability for an asset retirement obligation that is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  Over time, changes in the present value of the liability are accreted and expensed.  The capitalized asset costs are depreciated over the useful lives of the corresponding asset.  Recognized liability amounts are based upon future retirement cost estimates and incorporate many assumptions such as: (1) expected economic recoveries of crude oil and natural gas, (2) time to abandonment, (3) future inflation rates and (4) the risk free rate of interest adjusted for the Partnership’s credit costs.  Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance.

Impairment of assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as amended.  Under SFAS 144, a long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized.  Fair value is generally determined from estimated discounted future net cash flows.  For purposes of performing an impairment test, the undiscounted cash flows are forecast using NYMEX forward strip prices at the end of the period and escalated along with prices at 2.5% and the associated future net cash flows are discounted at the Partnership’s estimated cost of capital.

The reserves are calculated based upon reports from third-party engineers adjusted for acquisitions or other changes occurring during the year as determined to be appropriate in the good faith judgment of management.

The Partnership assesses its oil and gas properties generally on a field-by-field basis where applicable.  The Partnership recorded an impairment charge of $0.3 million in the fourth quarter of 2006 for one of its Wyoming properties.  The charge was included in DD&A on our consolidated statement of operations.  The Predecessors did not record an impairment charge for any other prior period shown on the consolidated statement of operations.

Debt issuance costs

The costs incurred to obtain financing have been capitalized.  Debt issuance costs are amortized using the straight-line method over the term of the related debt.  Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

Stock-based compensation

The Partnership and its subsidiaries do not have any employees.  The Partnership is managed by its general partner, the executive officers of which are employees of  BreitBurn Management Company.  The Partnership has entered into an Administrative Services Agreement with BreitBurn Management pursuant to which it operates its assets and performs other administrative services.  Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs including incentive compensation and other equity-based compensation amounts paid to executive officers.

BreitBurn Management and the Predecessor had various forms of stock compensation outstanding under employee compensation plans that are described more fully in Note 11.  Prior to January 1, 2006, the Predecessor applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  The Predecessor used the method prescribed under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—and interpretation of APB Opinions No. 15 and 25, to calculate the expenses associated with our awards.

Effective January 1, 2006, the Predecessor adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share Based Payments, using the modified-prospective transition method.  Accordingly, results for prior periods have not been restated.  Under this transition method, stock-based compensation expense for the periods after January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123(R).  Stock based compensation awards granted prior to but not yet vested as of January 1, 2006 that are classified as liabilities were charged to compensation expense based on the fair value provisions of SFAS No. 123(R).  The Partnership and the Predecessor recognized these compensation costs on a graded-vesting method.  Under the graded-vesting method a company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards.

Fair market value of financial instruments

The carrying amount of the Partnership’s cash, accounts receivable, accounts payable, and accrued expenses, approximate their respective fair value due to the relatively short term of the related instruments.  The carrying amount of long-term debt approximates fair value.

Accounting for business combinations

The Predecessor has accounted for all of its business combinations using the purchase method, in accordance with SFAS No. 141, Accounting for Business Combinations.  Under the purchase method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given, whether in the form of cash, assets, stock or the assumption of liabilities.  The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values.  The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to certain acquired assets.  The Predecessor has not recognized any goodwill from any business combinations.

Concentration of credit risk

The Partnership maintains its cash accounts primarily with a single bank and invests cash in money market accounts, which the Partnership believes to have minimal risk.  As operator of jointly owned oil and gas properties, the Partnership sells oil and gas production to U.S. oil and gas purchasers and pays vendors on behalf of joint owners for oil and gas services.  Both purchasers and joint owners are located primarily in the western United States.  The risk of nonpayment by the purchasers or joint owners is considered minimal.

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  It requires the recognition of all derivative instruments as assets or liabilities in the Partnership’s balance sheet and measurement of those instruments at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income, to the extent the hedge is effective, until the hedged item is recognized in earnings.  Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time.  Any change in fair value resulting from ineffectiveness, as defined by SFAS No.133, is recognized immediately in earnings.  Gains and losses on derivative instruments not designated as hedges are included in earnings currently.  The resulting cash flows are reported as cash from operating activities.

Income taxes

The Partnership’s subsidiaries are mostly partnerships or limited liability companies treated as partnerships for federal tax purposes with essentially all taxable income or loss being passed through to the members.  As such, no federal income tax for these entities has been provided.

The Partnership has two wholly owned subsidiaries, which are Subchapter C-corporations that are subject to corporate income taxes.  The Partnership accounts for the taxes associated with these entities in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recorded under the asset and liability method.  Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Net Income per unit

Weighted average units outstanding for computing basic and diluted net income per unit were:

		Predecessors
	Successor	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to		June 16 to	January 1 to
	December 31,	October 9,	December 31,	December 31,	June 15,
	2006	2006	2005	2004	2004
Weighted average number of units used to calculate basic and diluted net income per unit:
Basic	21,975,758	179,795,294	179,795,294	138,509,666	13,096,068
Diluted	22,018,908	179,795,294	179,795,294	138,509,666	13,096,068

Environmental expenditures

The Partnership reviews, on an annual basis, its estimates of the cleanup costs of various sites.  When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.  For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments.  The Partnership does not discount any of these liabilities.  Other than the reclamation costs included with its asset retirement obligation cost estimates, at December 31, 2006, the Partnership did not have any probable environmental costs accrued.

3.  New Accounting Policies

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”).  In February 2007, the FASB issued SFAS No. 159 which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  The provisions of SFAS No. 159 will be effective for the Partnership beginning January 1, 2008.  The Partnership is evaluating the impact of adoption of SFAS No. 159 but does not currently expect the adoption to have a material impact on its financial position, results of operations or cash flows.

SFAS No. 157, Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, which will become effective for the Partnership on January 1, 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards.  The impact, if any, to the Partnership from the adoption of SFAS No. 157 in 2008 will depend on the Partnership’s assets and liabilities at that time that are required to be measured at fair value.

In September 2006, the SEC staff also issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  While not an official rule or interpretation of the SEC, SAB No. 108 was issued to address the diversity in practice in quantifying misstatements and assessing their effect on financial statements.  The Partnership was not impacted in its preparation of its year-end 2006 financial statements by its adoption of the guidance of SAB No. 108.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  In July 2006, the FASB issued FIN 48, which became effective for the Partnership on January 1, 2007.  This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.  The Partnership is evaluating the impact of this standard but does not currently expect the adoption to have a material impact on its financial position, results of operations or cash flows.

4.  Acquisitions

BreitBurn Energy’s contribution to the Partnership included properties that BreitBurn Energy had acquired on March 2, 2005.  BreitBurn Energy acquired Nautilus Resources, LLC (‘‘Nautilus’’) for cash consideration of $73.0 million and acquisition costs of $1.0 million.  Nautilus was a private oil and natural gas exploration and production company active in the state of Wyoming.  The transaction has been accounted for using the purchase method in accordance with SFAS No. 141.  The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Net assets acquired and liabilities assumed
Proved property, plant and equipment	$86,700
Cash	268
Working capital	733
Non-hedging derivative instruments	(6,584)
Asset retirement obligation	(2,896)
Deferred tax liability	(4,254)
$73,967
Consideration
Cash	$72,967
Acquisition costs	1,000
$73,967

On October 4, 2004, the Predecessor acquired the Orcutt field, located in Santa Barbara County, from a private corporation for cash consideration of $45.0 million plus acquisition costs of $1.7 million.  The Orcutt field is not one of the properties that were conveyed to the Partnership on October 10, 2006.  The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Net assets acquired and liabilities assumed
Property, plant and equipment	$48,813
Asset retirement obligation	(2,170)
$46,643
Consideration
Cash	$44,968
Acquisition Costs	1,675
$46,643

On September 10, 2004, the Predecessor acquired additional working interests at its existing West Pico and Sawtelle fields from a private corporation for $2.5 million.  Neither of these two fields are part of the properties that were conveyed to the Partnership on October 10, 2006.

Pro Forma Information

The following unaudited pro forma information shows the pro forma effect of these acquisitions as if they had occurred at January 1, 2004.  The pro forma information assumes that the properties would have been operated by the Predecessor as they were operated by the prior owners and is not necessarily indicative of future results of operations.  These pro forma financial results are prepared for comparative purposes only.

	For the period from January 1, 2004 to June 15, 2004 (a)
		Pro Forma
(Thousands of dollars, except per unit data)	As Reported	Adjustment	Pro Forma
Oil, natural gas and NGL sales	$17,400	$15,869	$33,269
Net loss	$(6,396)	$(580)	$(6,976)
Net loss per unit basic	$(0.49)		$(0.41)
Average units outstanding	13,096,068		16,999,618

	For the period from June 16, 2004 to December 31, 2004 (b)
		Pro Forma
(Thousands of dollars, except per unit data)	As Reported	Adjustment	Pro Forma
Oil, natural gas and NGL sales	$31,626	$15,743	$47,369
Net income (loss)	$9,678	$(1,201)	$8,477
Net income per unit basic	$0.07		$0.05
Average units outstanding	138,509,666		179,795,294

	For the year ended December 31, 2005 (c)
		Pro Forma
(Thousands of dollars, except per unit data)	As Reported	Adjustment	Pro Forma
Oil, natural gas and NGL sales	$114,405	$3,551	$117,956
Net income (loss)	$39,007	$(1,310)	$37,697
Net income per unit basic	$0.22		$0.21
Average units outstanding	179,795,294		179,795,294

(a)          Pro forma adjustments for the Nautilus, Orcutt and other acquisitions as if they had occurred as of January 1, 2004.

(b)         Pro forma adjustments for the Nautilus and Orcutt acquisitions as if they had occurred as of June 16, 2004.

(c)          Pro forma adjustments for the Nautilus acquisition as if it had occurred as of January 1, 2005.

5.  Property Divestments

On December 29, 2005, a subsidiary of the Predecessor sold land and surface rights in Southern California.  In conjunction with the sale, the Predecessor agreed to relocate certain oil field infrastructure and complete certain environmental remediation on the land and adjacent parcels.  The total purchase price of $45.6 million was composed of $22.1 million for the sale of land and $23.5 million to be set aside by the purchaser for the payment of costs associated with the relocation of infrastructure and remediation of the land and adjacent parcels.

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, and SOP 81-1, Accounting for Performance of Certain Construction-Type and Certain Production-Type Contracts, the completed contract method of accounting was used to account for this transaction.  No gain will be recognized until the remediation and infrastructure relocation is complete because future costs related to these activities cannot be reasonably estimated.  Through October 9, 2006, BreitBurn Energy had incurred total project remediation costs of approximately $19.6 million.  At October 9, 2006, approximately $17.7 million of these costs had been paid by the purchaser.  BreitBurn purchased a pollution legal liability insurance policy for $0.9 million to further mitigate its environmental risk.  At October 9, 2006, in accordance with ARB 45, Long-Term Construction-Type Contracts, the remaining unpaid amount of $1.9 million was recorded as cost of uncompleted contract in excess of related billing.  At October 9, 2006 and December 31, 2005, a gain of approximately $1.7 million and $1.7 million, respectively, was deferred relating to the land sale.  This deferred gain only relates to the Predecessor and is not part of the properties conveyed to the Partnership on October 10, 2006.  Net cash proceeds related to this sale were $19.7 million in 2005 and $1.8 million in the period ended October 9, 2006.

6.  Income Taxes

The Partnership, the Predecessor and most of their subsidiaries are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes.  Essentially all of the Partnership’s taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of its members.  As such, no federal income tax for these entities has been provided for in the accompanying financial statements.  State income taxes were immaterial.  However, the Partnership has two wholly owned subsidiaries, which are Subchapter
C-corporations, as defined in the Internal Revenue Code that are subject to federal and state income taxes.

Federal income tax expense was recorded for the 2006 operating results of Phoenix Production Company, a Subchapter
C-corporation.  Due to the deductions for intangible drilling costs, Phoenix Production Company expects to pay no current federal income tax for 2006.  The income tax provisions recorded for Phoenix Production Company were deferred tax expenses.  The following is a reconciliation of income taxes at the statutory rates to income taxes as reported in the consolidated statement of operations.

	Successor	Predecessor
	October 10 to	January 1 to
	December 31,	October 9,
Thousands of dollars	2006	2006
Income before taxes and minority interest	$1,831	$46,522
Partnership income not subject to tax	1,949	46,771
Income (loss) subject to tax	(118)	(249)
Federal income tax rate	34%	34%
Income tax at statutory rate	(40)	(85)
Deferred tax reconciliation adjustment	—	175
Income tax expense	$(40)	$90

At December 31, 2006, a net deferred tax liability of $4.3 million was included in the Partnership’s consolidated balance sheet for Phoenix Production Company.  The deferred tax liability primarily consisted of the tax effect of book and tax basis difference of certain assets and liabilities and the deferred tax asset for net operating loss carry forwards.  Management expects to fully utilize $2.6 million of estimated unused operating loss carry forwards to offset future taxable income.  As such, no valuation allowance is needed for the deferred tax asset.

December 31,
Thousands of dollars	2006
Deferred tax assets:
Net operating loss carryforwards	$893
Asset retirement obligation	399
Other	146
Deferred tax liabilities:
Depreciation, depletion and intangible drilling costs	(5,651)
Other	(90)
Net deferred tax liability	$(4,303)

7.  Related Party Transactions

The Partnership and its subsidiaries do not have any employees.  The Partnership is managed by its general partner, the executive officers of which are employees of BreitBurn Management Company.  The Partnership has entered into an Administrative Services Agreement with BreitBurn Management pursuant to which it operates our assets and performs other administrative services for us.  The Administrative Services Agreement requires that employees of BreitBurn Management (including the persons who are executive officers of our general partner) devote such portion of their time as may be reasonable and necessary for the operation of our business.  The executive officers of our general partner currently devote a majority of their time to our business, and the Partnership expects them to continue to do so for the foreseeable future.

Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs (including salary, bonus, incentive compensation and other amounts paid to executive officers).  However, to the extent that the services performed by BreitBurn Management benefit both the Partnership and BreitBurn Energy, each of the Partnership and BreitBurn Energy are required to reimburse BreitBurn Management in proportion to the benefits each of them receives.  BreitBurn Management allocates the costs of the services of BreitBurn Management personnel providing services to both entities (including executive officers) based on BreitBurn Management’s good-faith determination of actual time spent performing the services, plus expenses.  To the extent that costs of services were not allocated based on time spent performing services, for 2006, such costs were allocated based on the aggregate barrel of oil equivalents produced by the Partnership relative to the aggregate barrel of oil equivalents produced by BreitBurn Energy and the Partnership during the relevant time period.  The Partnership reimbursed to BreitBurn Management $2.4 million under the Administrative Services Agreement for direct labor costs during the period from October 10 to December 31, 2006.

At December 31, 2006, the Partnership had the following receivables and payables with the Predecessor and BreitBurn Management (“affiliated companies”).  The receivables from the Predecessor relate to cash collection made by the Predecessor from its oil purchasers for oil and gas sales made by the Partnership.  The payables to BreitBurn Management represent the amounts related to the Administrative Service Agreement and the outstanding liabilities for employee related costs including equity-based compensation accruals.  The long-term payable to BreitBurn Management represents the long-term portion of equity-based compensation accruals.

	Successor	Predecessor
	December 31,	December 31,
Thousands of dollars	2006	2005
Related party receivables
Provident	$556	$—
Affiliated companies	5,653	—
Current related party receivables	$6,209	$—
Related party payables
Provident	$280	$3,476
Affiliated companies	5,633	—
Current related party payables	5,913	3,476
Affiliated companies	467	—
Long term related party payables	$467	$—

At December 31, 2006, the Partnership had a payable to Provident of $0.3 million relating primarily to insurance costs that are handled by Provident on behalf of the Partnership.  At December 31, 2005, the Predecessor had a payable to Provident of $3.5 million related to the management agreement it had with the Predecessor.  The payable bears interest at 8 percent.  In 2005 and the period ended October 9, 2006, the Predecessor reimbursed Provident approximately $6.8 million and $3.0 million, respectively, for derivative contracts settled in the periods.  For the period October 1 to October 9, 2006, the Predecessor paid Provident approximately $2.0 million relating to its management agreement.

Omnibus Agreement

Provident, Pro GP, BreitBurn Energy, the General Partner and the Partnership entered into an omnibus agreement (the “Omnibus Agreement”).  The Omnibus Agreement addresses the following matters:

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

8.  Long-Term Debt

Long-term debt balances are summarized as follows:

	Successor	Predecessor
	At December 31,	At December 31,
Thousands of dollars	2006	2005
BreitBurn Partners — $400 million credit facility	$1,500	$—
BreitBurn Energy — $400 million credit facility	$—	$36,500

On October 10, 2006, in connection with the Partnership’s initial public offering, the Partnership’s wholly owned subsidiary, OLP, as borrower, and the Partnership and its operating subsidiaries, as guarantors, entered into a $400.0 million revolving credit facility with Wells Fargo Bank, N.A., as lead arranger, administrative agent, and issuing lender, and a syndicate of banks.  The credit facility’s initial borrowing base was $90 million and was increased to $100.0 million in December 2006.  The credit facility will mature in September 2010 and borrowings bear interest, at a rate per annum equal to the lesser of (i) the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit facility), or (ii) the Highest Lawful Rate (as defined in the credit facility).  Under the credit facility, borrowings may be used (i) for standby letters of credit to the sub-facility amount of $5.0 million, (ii) for working capital purposes, (iii) for general company purposes, and (iv) for certain permitted acquisitions enumerated by the credit facility.  Borrowings under the credit facility are secured by a first-priority lien on and security interest in all of BreitBurn Operating L.P.’s assets.  The credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders; make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.  The events that constitute an Event of Default under the credit facility are customary for loans of this size, including payment defaults; breaches of representations, warranties or covenants; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; failure to perform under a material agreement; and occurrence of a material adverse effect.  At December 31, 2006 the interest rate was the Prime Rate of 8.5% on the Prime Debt portion of ($1.5 million).

The credit facility requires the Partnership to maintain a leverage ratio (defined as the ratio of total debt to EBITDA) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00.  In addition, the credit facility requires the Partnership to maintain a current ratio as of the last day of each quarter, of not less than 1.10 to 1.00.  Furthermore, the Partnership is required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  The credit facility defines EBITDA in the same manner as Adjusted EBITDA is used in this report.  As of December 31, 2006, the Partnership was in compliance with these covenants.

The Partnership made an acquisition in January 2007 (see Note 19 – Subsequent Events) which it funded by borrowings from its credit facility.

The Predecessor had a $400 million senior secured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, N.A.  The availability under the senior credit facility was subject to a borrowing base of $100 million as of October 9, 2006 and December 31, 2005.  Interest rates under the term of the senior credit facility were determined with reference to the Prime Rate, the Federal Funds Rate and LIBOR.  At December 31, 2005 the interest rate was the Prime Rate of 7.75% on the Prime Debt portion of ($5.5 million) of the senior credit facility and LIBOR of 5.88% on the LIBOR portion ($31.0 million) of the senior credit facility.  The senior credit facility had a term of four years expiring on July 11, 2009.  In connection with the initial public offering, on October 10, 2006, the Predecessor replaced its existing $400 million senior credit facility with a $200 million revolving credit facility.

At December 31, 2006, the Partnership had no letters of credit outstanding.  At October 9, 2006 and December 31, 2005, the Predecessor had $4.4 million in letters of credit outstanding primarily relating to a property divestment (see Note 5 – Property Divestments).

9.  Asset Retirement Obligation

The Partnership’s asset retirement obligation is based on the Partnership’s net ownership in wells and facilities and its estimate of the costs to abandon and reclaim those wells and facilities as well as its estimate of the future timing of the costs to be incurred.  On October 10, 2006, in connection with the Partnership’s initial public offering, the Predecessor contributed certain properties to the Partnership along with their related asset retirement obligation (see Note 1 for details on the contribution).  The total undiscounted amount of future cash flows required to settle asset retirement obligations for the Partnership is estimated to be $82.4 million at December 31, 2006.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from 3 to 48 years.  Estimated cash flows have been discounted at the Partnership’s credit adjusted risk free rate of 7% and an inflation rate of 2%.  Changes in the asset retirement obligation for the periods ended for the Partnership and its Predecessor are presented in the following table:

	Successor	Predecessor
	At December 31,	At October 9,	At December 31,
Thousands of dollars	2006	2006	2005
Carrying amount, beginning of period	$—	$9,664	$2,127
Contribution from Predecessor	7,456	—	—
Revisions (1)	2,633	—	2,604
Acquisitions	—	—	2,896
Purchase price adjustment - Orcutt acquisition (2)	—	—	1,785
Accretion expense	164	707	252
Carrying amount, end of period	$10,253	$10,371	$9,664

(1)   Increased cost estimates and revisions to reserve life.

(2)   In 2005, BreitBurn Energy completed the evaluation of the asset retirement obligation relating to the Orcutt field acquired on October 4, 2004.

10.  Financial Instruments

Fair Value of Financial Instruments

The Partnership’s commodity price risk management program is intended to reduce its exposure to commodity prices and to assist with stabilizing cash flow and distributions.  From time to time, the Partnership utilizes derivative financial instruments to reduce this volatility.  With respect to derivative financial instruments, the Partnership could be exposed to losses if a counterparty fails to perform in accordance with the terms of the contract.  This risk is managed by diversifying the derivative portfolio among counterparties meeting certain financial criteria.  In addition, the derivative instruments utilized by the Partnership are based on index prices that may and often do differ from the actual crude oil prices realized in its operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133.  Accordingly, the Partnership does not attempt to account for its derivative instruments as cash flow hedges and instead recognizes changes in the fair value immediately in earnings.

For the period October 10, 2006 to December 31, 2006, the Partnership received $2.2 million relating to various market based contracts.  The Partnership had an unrealized loss of $1.3 million for the period October 10, 2006 to December 31, 2006.  The Partnership had net financial instruments receivable of $3.9 million at December 31, 2006.

For the period from January 1, 2006 to October 9, 2006, the Predecessor paid $3.7 million relating to various market based contracts.  During 2005, the period from June 16, 2004 to December 31, 2004, and the period ended June 15, 2004, the Predecessor paid $13.6 million, $0.5 million and $5.7 million, respectively, relating to various market based contracts.  For the period from January 1, 2006 to October 9, 2006, the Predecessor had an unrealized gain of $6.0 million.  During 2005 and the period from June 16, 2004 to December 31, 2004, the Predecessor had $0.2 million in unrealized gains and $2.6 million in unrealized losses, respectively. For the period ended June 15, 2004, the Predecessor did not include unrealized losses in the results of operations for the Predecessor as the contracts were designated as cash flow hedges.  The Predecessor had financial instruments payable of $2.0 million as of December 31, 2005.

The Partnership had the following contracts in place at December 31, 2006:

Year	Product	Volume	Terms(a)	Effective Period
2007	Crude Oil	3,500 Bbl/d	Swaps - average $67.84 per Bbl	January 1 - June 30
		2,650 Bbl/d	Swaps - average $68.44 per Bbl	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	July 1 - December 31
2008	Crude Oil	2,650 Bbl/d	Swaps - average $68.44 per Bbl	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	January 1 - June 30
		2,500 Bbl/d	Participating Swap $60 per Bbl (maximum to 53.3% above floor)	July 1 - September 30
		2,000 Bbl/d	Participating Swap $60 per Bbl (maximum to 59% above floor)	October 1 - December 31
2009	Crude Oil	500 Bbl/d	Participating Swap $60 per Bbl (maximum to 55.5% above floor)	January 1 - September 30
		1,500 Bbl/d	Participating Swap $60 per Bbl (maximum to 59.7% above floor)	January 1 - September 30

(a)    A participating swap is a single instrument which combines a swap and a call option with the same strike price.

11.  Stock and Other Valuation-Based Compensation Plans

The Partnership and its subsidiaries do not have employees.  The Partnership is managed by its general partner, the executive officers of which are employees of BreitBurn Management Company.  The Partnership entered into an Administrative Services Agreement with BreitBurn Management.  Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management all direct and indirect expenses it incurs in connection with the services it performs on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to executive officers and other employees).

Effective on the initial public offering date of October 10, 2006, BreitBurn Management adopted the existing Long Term Incentive Plan (BreitBurn Management LTIP) and the Unit Appreciation Rights Plan (UAR plan) of the Predecessor as previously amended. The Predecessor’s Executive Phantom Option Plan, Unit Appreciation Plan for Officers and Key Individuals (Founders Plan), and the Performance Trust Units awarded to the Chief Financial Officer during 2006 under the BreitBurn Management LTIP, were adopted by BreitBurn Management with amendments at the initial public offering date as described in the subject plan discussions below.

The Partnership’s general partner may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made.  The general partner also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time.  However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant.  The plan will expire when units are no longer available under the plan for grants or, if earlier, its termination by the general partner.

Stock Based Compensation

Prior to January 1, 2006, the Partnership’s Predecessor applied the recognition and measurement principles of Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  The Predecessor used the method prescribed under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—and interpretation of APB Opinions No. 15 and 25, to calculate compensation expense associated with its awards.

Effective January 1, 2006, the Predecessor adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method.  BreitBurn Management as successor is following the same method as BreitBurn Energy, the Predecessor.  Accordingly, results for prior periods have not been restated.  Under this transition method, stock-based compensation expense for the January 1, 2006 to October 9, 2006 period and October 10, 2006 to December 31, 2006 period include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123(R).  Stock based compensation awards granted prior to but not yet vested as of January 1, 2006 that are classified as liabilities were charged to compensation expense based on the fair value provisions of SFAS No. 123(R).  The Partnership and the Predecessor recognizes these compensation expenses on a graded-vesting method.  Under the graded-vesting method, a company recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Awards classified as liabilities are revalued each period using the Black-Scholes option pricing model and changes in the fair value of the options are recognized as compensation expense over the vesting schedules of the awards.  Because of the limited trading history of the Partnership units, expected volatilities are based primarily on the historical volatility of Provident’s units.  The Partnership and the Predecessor use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different exercise behavior.  The risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.

The Predecessor’s net income for the January 1, 2006 to October 9, 2006 period was approximately $0.6 million higher than if the share based compensation was still accounted for under APB 25.  The cumulative effect of adoption of SFAS No. 123(R) was a benefit of approximately $0.6 million.

Unit Appreciation Right Plan

In 2004, the Predecessor adopted the Unit Appreciation Right Plan for Employees and Consultants (the ‘‘UAR Plan’’).  Under the UAR Plan, certain employees of the Predecessor were granted unit appreciation rights (‘‘UARs’’).  The UARs entitle the employee to receive cash compensation in relation to the value of a specified number of underlying notional trust units of Provident (‘‘Phantom Units’’).  The exercise price and the vesting terms of the UARs were determined at the sole discretion of the Plan Administrator at the time of the grant.  The UAR Plan was replaced with the BreitBurn Management LTIP at the end of September 2005.  The grants issued prior to the replacement of the UAR Plan will fully vest in the second quarter of 2009.

UARs outstanding vest evenly over a period of three years commencing one year after the vesting commencement date and expire after four years.  Upon vesting, the employee is entitled to receive a cash payment equal to the excess of the market price of Provident Energy Trust’s units (PVE units) over the exercise price of the Phantom Units at the grant date, adjusted for an additional amount equal to any Excess Distributions, as defined in the plan.  The Predecessor settles rights earned under the plan in cash.

For the period from October 10 to December 31, 2006, the Partnership recognized $0.2 million of expense under the UAR Plan representing approximately sixty –three percent of the total compensation expense for this plan recorded by BreitBurn Management for this period.  For the period from October 10 to December 31, 2006, BreitBurn Management allocated compensation expense related to the UAR plan to the Partnership based on the Partnership’s share of production to the aggregate production of the Partnership and BreitBurn Energy Company combined.  For the period ended October 9, 2006 and the year ended December 31, 2005, the Predecessor recognized $1.3 million and $1.9 million respectively, of expense under the UAR Plan.

The Partnership’s share of the aggregate liability under the UAR Plan was $0.2 million at December 31, 2006.  The Partnership’s share of the aggregate value of the vested and unvested units under the UAR Plan was $0.2 million and $0.02 million, respectively, at December 31, 2006.

At December 31, 2006

Expected Volatility	19-22%
Weighted Average Volatility	21%
Expected Term	1.06
Risk Free Rate	4.70%

The following table summarizes the information about UARs:

	Successor		Predecessor
	BreitBurn Management Company		BreitBurn Energy Company L.P.
	PVE indexed units		PVE indexed units
	October 10 to		January 1 to		Year Ended
	December 31, 2006		October 9, 2006		December 31, 2005
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price

Outstanding , beginning of period	515,410	$8.34	770,026	$8.34	976,000	$7.98
Granted	—	—	—	—	147,000	10.01
Exercised	(40,889)	8.20	(241,951)	8.20	(296,642)	7.91
Cancelled	—	—	(12,665)	8.90	(56,332)	8.78
Outstanding, end of period	474,521	$8.41	515,410	$8.39	770,026	$8.34

Exercisable, end of period	86,882	$8.47	111,104	$8.24	21,578	$7.94

BreitBurn Management LTIP

In September 2005, certain employees of the Predecessor were granted restricted units (RTUs) and/or performance units (PTUs), both of which entitle the employee to receive cash compensation in relation to the value of a specified number of underlying notional trust units.  The grants are based on personal performance objectives.  This plan replaces the UAR Plan for the period after September 2005 and subsequent years.  RTUs vest evenly over a period of three years commencing one year after grant.  Cash payments equal to the value of the underlying notional units are made on the anniversary dates of the RTU to the employees entitled to receive them. PTUs vest three years from the date of grant and payout can range from zero to two hundred percent of the initial grant depending on the total return of Provident Energy Trust’s units as compared to the returns of certain other Canadian trusts.  PTUs entitle employees to receive cash payments equal to the market price of the underlying notional units.  Underlying notional units are established at the grant date and are adjusted cumulatively thereafter for distribution payments through the use of an adjustment ratio.  The estimated fair value associated with RTUs and PTUs is expensed in the statement of income over the vesting period.

Effective on the initial public offering date of October 10, 2006, the Provident PTUs awarded to the Chief Financial Officer during 2006, were adopted by BreitBurn Management and converted into two separate and equal awards which as of the conversion date together had the same value as the PTUs prior to such conversion. The first award was converted into 13,665 Partnership performance units at the initial public offering price of $18.50.  Approximately $25 thousand was charged to the Partnership as compensation expense in 2006 related to this award.  The second award was converted into 130,123 Predecessor performance units.  Approximately $11 thousand was charged to the Predecessor as compensation expense in 2006 related to this award.

For the period from October 10 to December 31, 2006, the Partnership recognized $0.3 million of expense related to the BreitBurn Management LTIP representing approximately fifty six percent of the total compensation expense for this plan recorded by the BreitBurn Management for this period.  For the period from October 10 to December 31, 2006, BreitBurn Management charged compensation for certain of its field employees based upon their work locations.  The remaining compensation expense was allocated to the Partnership based on the Partnership’s share of production to the aggregate production of the Partnership and BreitBurn Energy Company combined.  For the period ended October 9, 2006 and the year ended December 31, 2005, the Predecessor recognized $3.0 million, and $1.9 million respectively, of compensation expense under the BreitBurn Management LTIP.

The Partnership’s share of the aggregate liability under the BreitBurn Management LTIP was $0.3 million at December 31, 2006.  The Partnership’s share of the aggregate value of the vested and unvested units under the BreitBurn Management LTIP was $0.2 million and $0.1 million, respectively, at December 31, 2006.

At December 31, 2006

Expected Volatility	19%
Weighted Average Volatility	19%
Expected Term	1.9
Risk Free Rate	4.3 - 4.9%

The following table summarizes information about the restricted/performance units.

	Successor		Predecessor
	BreitBurn Management Company		BreitBurn Energy Company L.P.
	PVE indexed units		PVE indexed units
	Period Ended		January 1 to		Year Ended
	December 31, 2006		October 9, 2006		December 31, 2005
		Weighted	Number of	Weighted		Weighted
	Number of	Average	Appreciation	Average	Number of	Average
	Units	Exercise Price	Rights	Exercise Price	Units	Exercise Price

Outstanding , beginning of period	409,892	$10.98	245,817	$9.91	—	$—
Granted (a)	7,423	11.50	196,659	12.20	245,817	9.91
Exercised	—	—	(25,072)	12.41	—	—
Cancelled	(41,340)	12.41	(7,512)	9.97	—	—
Outstanding, end of period	375,975	$10.82	409,892	$10.98	245,817	$9.91

Exercisable, end of period	—	$—	—	$—	—	$—

(a)          Includes 7,423 and 27,026 equivalent units at December 31, 2006 and October 9, 2006 respectively attributable to the adjustment ratio.

In 2007, the board of directors of BreitBurn Management approved approximately $2.1 million in Partnership performance unit and restricted unit based awards under the Partnership’s 2006 Long-Term Incentive Plan.  Beginning in 2007, these awards will be charged to the Partnership over their three year vesting schedules.

Executive phantom option plan

Pursuant to the employment agreements between the Predecessor and the Co-Chief Executive Officers, which were adopted by the Partnership and BreitBurn Management, the Co-Chief Executive Officers are eligible to participate in the executive phantom option plan.  Under the executive phantom option plan the Co-Chief Executive officers are eligible to receive cash compensation in relation to the increase in value of a specified number of underlying notional phantom units.  The value of the phantom unit is determined on the basis of a valuation of the business as of the end of the fiscal period. Distributions paid during the period are added back to the value of the options and the options are subject to an eight percent hurdle rate before payout occurs. The options vest immediately at fiscal year end and payment is due within 60 days of the end of the period.

Effective on the initial public offering date of October 10, 2006, the Phantom Options awarded to the Co-Chief Executive Officers during 2006, were adopted by BreitBurn Management and converted into three separate awards. The first award represented a one and one half percent interest with respect to the operations of the properties that were not transferred to the Partnership for the 2006 fiscal year. Its unit value was determined on the basis of an assessment of the valuation of the properties at the beginning of the fiscal period as compared to an assessment of the valuation of the properties at the end of the fiscal period plus distributions paid less a hurdle rate of eight percent. The second award represented a one and one half percent interest with respect to the operations of the properties that were transferred to the Partnership for the period of January 1, 2006 to the initial public offering date of October 10, 2006. Its unit value was determined on the basis of an assessment of the valuation of the properties at the beginning of the fiscal period as compared to the valuation of the properties at the end of the fiscal period as determined using the initial public offering price plus distributions paid less a prorated hurdle rate. The third award represented a one and one half percent interest with respect to the operations of the properties that were transferred to the Partnership for the period beginning on the initial public offering date of October 10, 2006 and ending on December 31, 2006. Its unit value was determined using the initial public offering price of $18.50 at October 10, 2006 as compared to the closing unit price of $24.10 on December 29, 2006 less a prorated hurdle rate. The first two awards were charged to the Predecessor as compensation expense during 2006. The third award was charged to the Partnership as compensation expense during 2006.

At December 31, 2006, there were 672,727 phantom units related to the Partnership under the third award, granted under the executive phantom option plan.  For the period October 10, 2006 to December 31, 2006, the Partnership recorded compensation expense of $3.6 million related to the third award, and the Predecessor recorded compensation expense of $5.9 million, and $3.2 million for the period January 1, 2006 to October 9, 2006 and the year ended December 31, 2005, respectively.  Under the Executive phantom option plan the Predecessor paid out $3.2 million in 2006 relating to the 2005 plan year.

Founders Plan

Under the Founders Plan, participants are eligible to receive unit appreciation rights which provide cash compensation in relation to the appreciation in the value of a specified number of underlying notional phantom units.  The value of the unit appreciation rights was determined on the basis of a valuation of the Predecessor at the end of the fiscal period plus distributions during the period less the value of the Predecessor at the beginning of the period.  The base price and vesting terms are determined by BreitBurn Management at the time of the grant.  Vesting may be based on the attainment of designated performance goals or the satisfaction of specified service requirements.  Outstanding unit appreciation rights vest in the following manner: one-third vest three years after the grant date, one-third vest four years after the grant date and one-third vest five years after the grant date.

Effective on the initial public offering date of October 10, 2006, all outstanding unit appreciation rights were adopted by BreitBurn Management and converted into three separate awards.  The first award represented 2.2 million unit appreciation rights at a weighted average grant price of $0.76 per unit with respect to the operations of the properties that were not transferred to the Partnership.  The value of these unit appreciation rights at year end 2006 was determined on the basis of an assessment of the valuation of the properties at the original grant date as compared to an assessment of the valuation of the properties at the end of the fiscal period plus distributions paid.  The second award represented 0.3 million unit appreciation rights at a weighted average grant price of $4.70 per unit with respect to the operations of the properties that were transferred to the Partnership for the period from the original date of grant to the initial public offering date of October 10, 2006.  The value of the unit appreciation rights was determined on the basis of an assessment of the valuation of the properties at the original grant date as compared to the valuation of the properties at the end of the fiscal period as determined using the initial public offering price plus distributions paid.  The average remaining contractual lives of the first and second awards under the plan were 1.5 and 1.7 years respectively.  The aggregate values of the vested and unvested units for the first two awards were $4 million and $2.4 million respectively, at December 31, 2006.  The first two awards are being charged to the Predecessor as compensation expense over the remaining vesting schedules.  The Predecessor had recorded $2.0 million of compensation expense under the plan in the period ended October 9, 2006.

The third award represented 0.3 million Partnership unit appreciation rights at a weighted average grant price of $18.50 per unit with respect to the operations of the properties that were transferred to the Partnership for the period beginning on the initial public offering date of October 10, 2006.  The value of the third award was estimated using a Black-Scholes option pricing model with a closing unit price of $24.10 on December 29, 2006.  The expected volatility used was nineteen percent and the risk free rate was approximately 4.3 percent.  Expected option terms ranged from one half year to four and one half years.  The aggregate value of the vested and unvested unit appreciation rights for the third award was $0.3 million and $1.2 million respectively, at December 31, 2006.  The third award is being charged to the Partnership as compensation expense over the remaining vesting schedule.

At December 31, 2006 the Partnership had recorded approximately $0.3 million of compensation expense under the plan for the period October 10, 2006 to December 31, 2006.

Director Performance units

Effective with the initial public offering, the Partnership also made grants of Partnership performance units to the non-employee directors of its general partner.  These units will be settled in cash or common units, at the election of the holder, on October 10, 2009.  Each performance unit is accompanied by a distribution equivalent unit right entitling the holder to an additional number of common units with a value equal to the amount of distributions paid on each common unit until settlement  The estimated fair value associated with these units is expensed in the statement of income over the vesting period.  At December 31, 2006, the Partnership had recorded approximately $0.03 million in compensation expense related to these units.

December 31, 2006
	Number of	Weighted
	Performance	Average
	Units	Grant Price

Outstanding , beginning of period	—	$—
Granted	29,485	18.50
Outstanding, end of period	29,485	$18.50
Exercisable, end of period	—	$—

12.  Commitments and Contingencies

The Partnership and the Predecessor are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business.  In the opinion of the Management, the resolution of these matters will not have a material effect on either of the Partnership or the Predecessor’s financial position, results of operations or liquidity.

The Partnership’s Contractual obligations at December 31, 2006 are summarized as follows:

	Payments Due by Year
Thousands of dollars	2007	2008	2009	2010	2011	after 2011	Total

Credit facility	$—	$—	$—	$1,500	$—	$—	$1,500
Office, vehicle, and equipment leases	108	85	26	—	—	—	219
Asset retirement obligation	—	—	—	—	—	10,253	10,253
Total	$108	$85	$26	$1,500	$—	$10,253	$11,972

Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management for a pro-rata amount of the expenditures made by it for office space, and vehicle and office equipment leases (see Note 7 – Related Party Transactions).   The Partnership itself is not a party to those leases.  The Partnership’s long-term debt and asset retirement obligations are discussed in Note 8 and 9, respectively.

13.  Supplemental property tax billings

In May 2006, the Predecessor received supplemental property tax billings from Los Angeles County amounting to approximately $0.3 million (net of expected recoveries from working interest and mineral interest owners) related to a reassessment of mineral values associated with its oil and gas properties located in Los Angeles County.  This reassessment was performed by Los Angeles County as a result of Provident’s purchase of BreitBurn Energy Company, LLC on June 15, 2004.  The supplemental billings covered the period from July 1, 2005 to June 30, 2006.

In June 2006, the Predecessor received supplemental property tax billings from Los Angeles County amounting to approximately $1.3 million related to a reassessment of mineral values associated with those properties as a result of Provident’s purchase of BreitBurn Energy Company, LLC.  After projecting recoveries from outside working interest and mineral interest owners, the Predecessor’s net property tax liability was approximately $1.1 million for the period July 1, 2004 to June 30, 2005.

Prior facts and circumstances

At year end 2004, a review of California counties’ recent practices of oil and gas property value assessments indicated that a value reassessment of BreitBurn Energy’s California oil and gas properties would likely not occur until the annual lien date of January 1, 2005.  The Predecessor employed third party property tax experts to assist with this review.  As a result, the Predecessor concluded that its property tax liabilities accrued at year end 2004 were proper.

In 2005, the Predecessor received property tax billings from Los Angeles County that reflected substantially increased assessed values over the 2004 Los Angeles County oil and gas properties’ assessed values.  Due to this increase in assessed values and earlier discussions with the Predecessor’s third party property tax experts, the Predecessor concluded that the Los Angeles County property tax billings it received in 2005 included amounts due for any reassessment Los Angeles County would have performed.  As a result, the Predecessor concluded that its property tax liabilities accrued at year end 2005 were reasonable.

Accounting effect of supplemental property tax billings on 2006

In accordance with paragraph 8 of SFAS No. 5, Accounting for Contingencies, the Predecessor has accrued the full amount of the supplemental property tax billings in its 2006 financial statements.  This accrual increased property tax expense by $1.6 million (net of expected recoveries from working interest and mineral interest owners).  In July 2006, the Predecessor filed an appeal with Los Angeles County challenging the reassessed values used in the supplemental property tax billings.

14.  Distributions to Partners

The Partnership agreement requires us to distribute all of our available cash quarterly.  Our available cash is our cash on hand, including cash from borrowings, at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs.  The Partnership may fund a portion of capital expenditures with additional borrowings or issuances of additional units.  The Partnership may also borrow to make distributions to unitholders, for example, in circumstances where the Partnership believes that the distribution level is sustainable over the long term, but short-term factors have caused available cash from operations to be insufficient to pay the distribution at the current level.  The partnership agreement will not restrict our ability to borrow to pay distributions.  The cash distribution policy reflects a basic judgment that unitholders will be better served by the Partnership distributing our available cash, after expenses and reserves, rather than retaining it.

The Partnership’s general partner is entitled to 2% of all distributions that are made prior to the Partnership’s liquidation.  The general partner’s initial 2% interest in these distributions may be reduced if the Partnership issues additional units in the future and its general partner does not contribute a proportionate amount of capital to the Partnership to maintain its initial 2% general partner interest.  The Partnership’s general partner is not obligated to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest.

Distributions are not cumulative.  Consequently, if distributions on our common units are not paid with respect to any fiscal quarter at the initial distribution rate, our unitholders will not be entitled to receive such payments in the future.  Distributions will be paid on or about the 15th of each of February, May, August and November to holders of record on or about the 1st of each such month.

If the distribution date does not fall on a business day, the distribution will be made on the business day immediately preceding the indicated distribution date.  On February 14, 2007, the Partnership paid its first cash distribution to its common unitholders of record as of the close of business on February 5, 2007 (see Note 19 – Subsequent Events).

The Partnership does not have a legal obligation to pay distributions at any rate except as provided in the partnership agreement.  The Partnership’s distribution policy is consistent with the terms of its partnership agreement, which requires that it distributes all of its available cash quarterly.  Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, cash generated from our business in excess of the amount of reserves the general partner determines is necessary or appropriate to provide for the conduct of the business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters.  The partnership agreement provides that any determination made by the general partner in its capacity as general partner must be made in good faith and that any such determination will not be subject to any other standard imposed by the partnership agreement, the Delaware limited partnership statute or any other law, rule or regulation or at equity.

15.  Retirement Plan

The Partnership, its subsidiaries and its general partner have no employees, but through an Administrative Services Agreement with BreitBurn Management, BreitBurn Management is the employer.  BreitBurn Management has a defined contribution retirement plan, which covers substantially all of its employees who have completed at least three months of service.  The plan provides for BreitBurn Management to make regular contributions based on employee contributions as provided for in the plan agreement.  Employees fully vest in BreitBurn Management’s contributions after five years of service.  The Partnership is allocated a portion of the matching contributions made by BreitBurn Management.  For the period ended December 31, 2006, the matching contribution paid by the Partnership was less than $0.1 million.  For the year ended December 31, 2005, the period June 16 to December 31, 2004, and the period January 1 to June 15, 2004, the matching contributions were $0.1 million, $0.05 million, and $0.05 million, respectively.

16.  Supplemental Cash Flow Data

The Partnership paid $0.1 million in interest during the period ended December 31, 2006.  The predecessor paid $2.7 million in interest during the period ended October 9, 2006.  The Predecessor paid $1.4 million and $0.3 million in interest for the year ended December 31, 2005 and for the period from June 16, 2004 to December 31, 2004.  The Predecessor’s predecessor paid $1.3 million in interest during the period from January 1, 2004 to June 15, 2004.

17.  Significant Customers

The Partnership and the Predecessor sell oil, natural gas and natural gas liquids primarily to large domestic refiners of crude oil.  For the year ended December 31, 2006 and 2005, ConocoPhillips purchased approximately 45% and 47% of net production, respectively.  For the year ended December 31, 2006 and 2005, Marathon Oil Company purchased approximately 28% and 38% of net production, respectively.  For the periods from June 16 to December 31, 2004 and January 1, to June 15, 2004, ConocoPhillips purchased approximately 79% and 82% of net production, respectively.

18.  Minority Interests

On November 21, 2005, a wholly owned subsidiary of the Predecessor and an unrelated real estate development company formed a limited liability company to conduct a feasibility study for a residential and commercial real estate project on lands owned by the Company in California.  The Predecessor’s subsidiary and the third party partner made initial contributions to the limited liability company in the amounts of $117,000 (20%) and $469,000 (80%), respectively.  If the real estate project is successfully completed, the Predecessor’s subsidiary will receive 80% or more of future cash distributions generated by the development, subject to certain conditions.  Total costs of the feasibility study were approximately $1.3 million and were expensed as incurred.  The feasibility study was completed in the second quarter of 2006 and the project has now moved into the entitlement phase.  As of October 9, 2006, the third party partner had contributed a total of $2.4 million, and the Predecessor’s subsidiary had contributed a total of $0.6 million.

Accounting Research Bulletin No. 51, Consolidated Financial Statements, requires that consolidated financial statements include subsidiaries in which a company has a controlling financial interest (i.e. a majority voting interest).  A majority voting interest requirement does not always identify the party with the controlling financial interest as that interest can be achieved under other arrangements.  Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, requires that companies consolidate a variable interest entity if that company has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both.  Because the Predecessor’s subsidiary will receive 80% of the limited liability company’s future cash distributions if the project is successful, the Predecessor has consolidated the limited liability company in its financial statements.  The consolidation of the limited liability company only affects the Predecessor and as such is not reflected in the Partnership’s balance sheet.

19.  Subsequent Events

On January 23, 2007, the Partnership, through a wholly owned subsidiary, completed the purchase of certain oil and gas properties, known as the “Lazy JL Field” in the Permian Basin of Texas, including related property and equipment (the “Properties”), from Voyager Gas Corporation (the “Seller”).  The purchase was made pursuant to the terms and conditions of a Purchase and Sale Agreement (the “Purchase Agreement”) with the Seller entered into on January 22, 2007.  The purchase price for the Properties was approximately $29.0 million in cash, and was financed through borrowings under the Partnership’s existing revolving credit facility.  The Purchase Agreement contains customary representations and warranties by both the Partnership and the Seller, including customary representations and warranties by the Seller with respect to the Properties.

On February 14, 2007, the Partnership paid a cash distribution of approximately $8.9 million to its general partner and common unitholders of record as of the close of business on February 5, 2007.  The distribution that was paid to unitholders was prorated to $0.399 per common unit from the $0.4125 that the Partnership anticipated to pay for the quarter, reflecting the reduced period of time from the first day of trading of the Partnership’s common units on October 4, 2006 through December 31, 2006.

20.  Oil and Natural Gas Activities (Unaudited)

Costs incurred

The Partnership’s oil and natural gas acquisition, exploitation and development activities are conducted in the United States.  The following table summarizes the costs incurred by the Partnership, as successor, and BreitBurn Energy, as predecessor:

	Successor	Predecessors
	December 31,	January 1 thru	Year Ended	June 16 to	January 1 thru
In Thousands	2006	October 9, 2006	December 31, 2005	December 31, 2004	June 15, 2004

Acquisitions of property (1)	$—	$—	$82,446	$48,813	$—
Exploitation and development costs	1,248	36,941	39,945	11,314	8,522
Total	$1,248	$36,941	$122,391	$60,127	$8,522

(1)  See Note 4 for additional information

Capitalized costs

The following table presents the aggregate capitalized costs subject to depreciation, depletion and amortization relating to our oil and gas acquisition, exploitation and development activities, and the aggregate related accumulated allowance.

	Successor	Predecessor
	Year Ended December 31,
	2006	2005
Proved properties and related producing assets	$203,911	$315,812
Accumulated depreciation, depletion and amortization	(18,610)	(15,357)
	$185,301	$300,455

The average DD&A rate per equivalent unit of production for the Partnership over the period October 10, 2006 to December 31, 2006 was $6.56   The average DD&A rate per equivalent unit of production for the Predecessor over the January 1, 2006 to October 9, 2006 period, the year ended December 31, 2005 were $5.43  and $4.82, respectively.

Results of operations for oil and gas producing activities

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues and expenses, general and administrative expenses, interest expenses, interest income and income tax expenses.

		Predecessors
	Successor	BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to
	December 31,	October 9,	December 31,	December 31,	June 15
Thousands of dollars	2006	2006	2005	2004	2004

Oil, natural gas and NGL sales	$18,452	$110,329	$114,405	$31,626	$17,400
Realized gain (loss) on derivative instruments	2,181	(3,692)	(13,563)	(528)	(5,721)
Unrealized gain (loss) on derivative instruments	(1,299)	5,983	155	(2,610)	—
Operating costs	(7,159)	(33,583)	(32,960)	(10,394)	(6,700)
Depreciation, depletion, and amortization	(2,488)	(10,554)	(11,556)	(4,214)	(1,303)
Results of producing operations	$9,687	$68,483	$56,481	$13,880	$3,676

Supplemental reserve information

The following information summarizes the estimated proved reserves of oil (including condensate and natural gas liquids) and gas and the present values thereof for the Partnership for the period from October 10, 2006 to December 31, 2006, representing the Partnership as the successor.  The information for BreitBurn Energy, the predecessor, is presented for the period from January 1, 2006 to October 9, 2006 and the years ended December 31, 2005 and 2004.  The following reserve information is based upon reports by Netherland, Sewell & Associates, Inc.  The estimates are prepared in accordance with SEC regulations.

Management believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable.  However, there are numerous uncertainties inherent in estimating quantities and values of the estimated proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Partnership’s control.  Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  Because all reserve estimates are to some degree speculative, the quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates.  In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.  Therefore, the standardized measure of discounted net future cash flows shown below represents estimates only and should not be construed as the current market value of the estimated oil and gas reserves attributable to our properties.  In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties included in the preceding year’s estimates.  Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.  In addition, the beginning balance of the successor, which is reflected on the table as contributions from predecessor, represents the estimated reserves in place at the time the initial public offering was completed on October 10, 2006.  Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.  A significant portion of the Partnership’s reserve base (approximately 98% of year-end 2006 reserve volumes) is comprised of oil properties that are sensitive to crude oil price volatility.

The following table sets forth certain data pertaining to the Partnership’s estimated proved and proved developed reserves for the year ended December 31, 2006, and the predecessor’s data for the year ended December 31, 2006, 2005 and 2004.

	Successor		Predecessor
	October 10 - December 31,		December 31,
	2006		2006 (a) (b)		2005		2004 (c)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
In Thousands	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)
Proved Reserves
Beginning balance	0	0	58,185	17,022	47,472	18,063	36,433	19,221
Contribution from Predecessor (d) (e)	30,408	4,270	(30,408)	(4,270)	0	0	0	0
Revision of previous estimates (e)	0	0	520	1,498	(1,790)	(922)	(1,923)	(3,725)
Extensions, discoveries and other additions (e)	0	0	1,898	0	1,511	0	0	0
Improved recovery	0	0	0	0	0	0	0	0
Purchase of reserves in-place	0	0	0	0	13,278	549	14,168	3,038
Sale of reserves in-place	0	0	0	0	0	0	0	0
Production (a) (b)	(366)	(80)	(2,036)	(657)	(2,286)	(668)	(1,206)	(471)
Ending balance	30,042	4,190	28,160	13,593	58,185	17,022	47,472	18,063
Proved Developed Reserves
Beginning balance	0	0	45,195	8,359	37,497	8,937	26,377	8,001
Ending balance	27,786	4,190	17,292	4,588	45,195	8,359	37,497	8,937

(a)          Production for Predecessor is from January 1 - October 9 for Contributed Properties and January 1 - December 31, 2006 for Retained Properties.

(b)         Production for Successor is from October 10 - December 31, 2006 for Contributed Properties.

(c)          Data not available as of June 15, 2004 and is shown combined.

(d)         Contribution from Predecessor to the Successor as of October 10, 2006.  The contributed amount was determined by subtracting Successor production for the period from October 10 to December 31, 2006 from the year-end reserve balance of the Successor.

(e)          Revisions attributable to extensions, discoveries, additions and revisions of previous estimates were determined at year-end.  Because these adjustments were not determinable at October 10, all adjustments appear in the Predecessor’s reserve amounts.

Standardized measure of discounted future net cash flows

The Standardized Measure of discounted future net cash flows relating to the Partnership’s estimated proved crude oil and natural gas reserves as of December 31, 2006, and the predecessor’s data as of the years ended December 31, 2005 and 2004 is presented below:

	Successor	Predecessor
	December 31,
In Thousands	2006	2005	2004 (a)
Future cash inflows	$1,572,245	$3,093,627	$1,970,648
Future development costs	(126,171)	(240,486)	(171,295)
Future production expense	(788,287)	(1,231,777)	(830,953)
Future income tax expense	0	0	0
Future net cash flows	657,787	1,621,364	968,400
Discounted at 10% per year	(345,288)	(919,339)	(544,541)

Standardized measure of discounted future net cash flows	$312,499	$702,025	$423,859

(a) Data not available as of June 15, 2004 and is shown combined.

The standardized measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1.               An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.               In accordance with SEC guidelines, the reserve engineers’ estimates of future net revenues from the Partnership’s estimated proved properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.  We have entered into various arrangements to fix or limit the prices for a portion of our oil and gas production.  Arrangements in effect at December 31, 2006 are discussed in Note 10.  Such arrangements are not reflected in the reserve reports.  Representative market prices at the as-of date for the reserve reports as of December 31, 2006, 2005 and 2004 were $60.85, $61.04, and $43.45 per barrel of oil, respectively, and $5.64, $11.23, and $6.15 per MMBTU of gas, respectively.

3.               The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

The principal sources of changes in the Standardized Measure of the future net cash flows for the period ended from October 10 to December 31, 2006, and the predecessor’s data for the years ended December 31, 2005 and 2004 is presented below:

	Successor	Predecessor
	Oct 10-Dec 31,	December 31,	2004
In Thousands	2006	2005	(a) (b) (c)
Beginning balance	$—	$423,859	$284,850
Contribution from Predecessor	323,792	—	—
Sales, net of production expense	(11,293)	(81,444)	(31,932)
Net change in sales and transfer prices, net of production expense	—	292,586	—
Previously estimated development costs incurred during year	—	(17,504)	(8,672)
Changes in estimated future development costs	—	(69,191)	(56,673)
Extensions, discoveries and improved recovery, net of costs	—	13,849	—
Purchase of reserves in place	—	92,856	81,131
Sale of reserves in-place	—	—	—
Revision of quantity estimates and timing of estimated production	—	7,914	129,160
Accretion of discount	—	39,100	25,996
Net change in income taxes	—	—	—
Net increase (decrease)	312,499	278,166	139,009
Ending balance	$312,499	$702,025	$423,859

(a)          Data not available as of June 15, 2004 and is shown combined.

(b)         The calculation of the net change in sales and transfer prices, net of production expense, requires data from two reserve-calculation scenarios. One scenario is a prior year-end evaluation with its corresponding oil and gas pricing. The other scenario needed is the prior year-end calculation, but run with the current year-end pricing; this second case was not calculated for 2004 because this level of detail was not an internal requirement of the predecessor at that time. The lack of this data for the year 2004 accounts for the blank entries in the table. Reconstruction of these cases is not possible at this time.

(c)          The revisions for 2004 include the effect of net change in prices because these quantities cannot be calculated explicitly (as discussed in footnote b).  The revisions are determined to be the net of reconciliation between the opening and closing balances, taking all other known quantities into consideration.  Without an entry in the table for Net Changes in Sales and Transfer Prices in 2004, the revisions can, at best, be those quantities that provide an arithmetic closure to the opening-closing balance reconciliation.

21.  Quarterly Financial Data (Unaudited)

	Predecessor				Successor
	First	Second	Third	Fourth	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter (1)	Quarter (1)
2006
Revenues(2)	$25,917	$24,391	$56,080	$7,155	$19,504
Gross margin	20,520	28,803	26,458	578	11,463
Operating income	6,784	2,118	36,305	4,494	1,987
Cumulative effect of change in accounting principle	577	—	—	—	—
Net income	6,986	1,959	34,439	4,664	1,871
2005
Revenues(2)	$8,376	$28,830	$29,796	$34,863
Gross margin	15,441	19,380	25,877	21,615
Operating income	(1,704)	14,108	13,805	14,723
Net income	(2,054)	13,775	13,085	14,201

(1)  2006 results are split 9 days under Predecessor and 83 days under Successor to reflect closing of IPO. The Predecessor 9 day period included prior period DD&A adjustments of approximately $(424,000) that were not material to the prior quarters presented.

(2)  Excludes realized and unrealized gains and losses on derivatives.