Form 10-Q
period 2007-03-31
BreitBurn Energy Partners L.P.
filed 2007-05-15
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The issuer had 21,975,758 common units outstanding as of May 15, 2007.

	INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	1

	Glossary	2

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements

	• Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	5
	• Unaudited Consolidated Balance Sheet at March 31, 2007, and December 31, 2006	6
	• Unaudited Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7
	• Unaudited Consolidated Statement of Partners’ Equity at March 31, 2007	8
	• Notes to Consolidated Financial Statements	9-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	25

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

Signatures		27

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of the Partnership’s net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading Risk Factors section (Part I- Item 1A) of our 2006 Annual Report on Form 10-K   Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

Copies of our filings with the Securities and Exchange Commission (“SEC”) are available by calling us at (213) 225–5900 or from the SEC by calling (800) SEC–0330.  The reports are also available on our web site, http://www.breitburn.com/.  Alternatively, you may access these reports at the SEC’s Internet Web site: http://www.sec.gov/.  We undertake no obligation to update the forward-looking statements in this report to reflect future events or circumstances.  All such statements are expressly qualified by this cautionary statement.

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

        proved undeveloped reserves or PUDs:    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries.  References in this filing to “BreitBurn Energy” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries.  References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner.  References in this filing to “Provident” refer to Provident Energy Trust, the ultimate parent company of the majority owner of our general partner, and its wholly owned subsidiaries.  References in this filing to “Pro GP” refer to Pro GP Corp, BreitBurn Energy’s general partner and indirect subsidiary of Provident.  References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner.  References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator.  References in this filing to “Partnership Properties” or “our properties” refer to, as of December 31, 2006, the oil and gas properties contributed to BreitBurn Energy Partners L.P. and its subsidiaries by BreitBurn Energy Company L.P. in connection with the Partnership’s initial public offering.  These oil and gas properties include certain fields in the Los Angeles Basin in California, including interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  As of January 1, 2007, “Partnership Properties” or “our properties” include any additional properties acquired in the first quarter of 2007.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

BreitBurn Energy Partners L.P. and Subsidiaries

Unaudited Consolidated Statements of Operations

	Successor	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,
Thousands of dollars, except per unit amounts	2007	2006

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$21,389	$31,581
Realized gains (losses) on derivative instruments	3,028	(848)
Unrealized losses on derivative instruments	(9,696)	(5,084)
Other revenue, net	241	268
Total revenues and other income items	14,962	25,917
Operating costs and expenses:
Operating costs	8,692	11,329
Depletion, depreciation and amortization	3,087	3,480
General and administrative expenses	7,503	4,324
Total operating costs and expenses	19,282	19,133
Operating income (loss)	(4,320)	6,784

Interest and other financing costs, net	498	731
Other expenses, net	35	49
Income (loss) before taxes and minority interest	(4,853)	6,004
Income tax expense (benefit)	(97)	—
Minority interest (note 14)	—	(405)
Net income (loss) before change in accounting principle	(4,756)	6,409
Cumulative effect of change in accounting principle (note 10)	—	577
Net income (loss)	$(4,756)	$6,986
General Partner’s interest in net (loss)	(95)
Net loss available to common unitholders	$(4,661)

Basic net income (loss) per unit	$(0.21)	$0.04
Diluted net income (loss) per unit	$(0.21)	$0.04
Weighted average number of units used to calculate
Basic net income per unit	21,975,758	179,795,294
Diluted net income per unit	21,975,758	179,795,294

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries

Unaudited Consolidated Balance Sheets

	Successor	Successor
	March 31,	December 31,
Thousands of dollars	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$484	$93
Accounts receivable, net	11,208	10,356
Non-hedging derivative instruments (note 9)	—	3,998
Related party receivables (note 6)	1,403	6,209
Prepaid expenses	109	215
Other current assets	85	85
Total current assets	13,289	20,956
Investments	223	142
Property, plant and equipment
Oil and gas properties	235,732	203,911
Non-oil and gas assets	591	569
	236,323	204,480
Accumulated depletion and depreciation	(21,513)	(18,610)
Net property, plant and equipment	214,810	185,870
Other long-term assets	251	276
Total assets	$228,573	$207,244
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$4,124	$3,308
Book overdraft	400	2,036
Non-hedging derivative instruments (note 9)	1,784	—
Related party payables (note 6)	4,354	5,633
Due to Provident (note 6)	714	280
Accrued liabilities	3,303	2,201
Total current liabilities	14,679	13,458
Long-term debt (note 7)	30,100	1,500
Long-term related party payables (note 6)	1,420	467
Deferred income taxes	4,206	4,303
Asset retirement obligation (note 8)	10,717	10,253
Non-hedging derivative instruments (note 9)	3,970	55
Total liabilities	65,092	30,036
Commitments and contingencies (note 12)
Partners’ equity
Public common unitholders	111,039	115,255
Affiliated common unitholders	49,901	59,138
General partner interest	2,541	2,815

Total liabilities and partners’ equity	$228,573	$207,244

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries

Unaudited Consolidated Statements of Cash Flow

	Successor	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,
Thousands of dollars	2007	2006
Cash flows from operating activities
Net income (loss)	$(4,756)	$6,986
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	3,087	3,480
Deferred stock based compensation	3,546	1,844
Stock based compensation paid	(3,729)	(3,292)
Equity in earnings of affiliates, net of dividends	(82)	37
Deferred income tax	(97)	—
Minority interest	—	(405)
Cumulative effect of change in accounting principle	—	(577)
Other	319	142
Changes in net assets and liablities:
Accounts receivable and other assets	3,096	(2,193)
Due to related parties	4,059	(1,840)
Accounts payable and other liabilities	7,978	9,563
Net cash provided by operating activities	13,421	13,745
Cash flows from investing activities
Capital expenditures	(1,600)	(14,473)
Property acquisitions	(30,028)	—
Proceeds from sale of assets, net	—	1,716
Net cash used by investing activities	(31,628)	(12,757)
Cash flows from financing activities
Repayments of initial distributions by predecessor members	581	—
Distributions	(8,947)	(11,039)
Proceeds from the issuance of long-term debt	51,300	8,000
Repayments of long-term debt	(22,700)	—
Book overdraft	(1,636)	909
Cash contributed by minority interest	—	469
Net cash provided (used) by financing activities	18,598	(1,661)
Increase (decrease) in cash	391	(673)
Cash beginning of period	93	2,740
Cash end of period	$484	$2,067

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries

Unaudited Consolidated Statements of Partners’ Equity

Thousands of dollars	Affiliated Limited Partners	Public Limited Partners	General Partner	Total
Balance, December 31, 2006	$59,138	$115,255	$2,815	$177,208

Distributions	(6,015)	(2,753)	(179)	(8,947)
Net loss	(3,198)	(1,463)	(95)	(4,756)
Other	(24)	—	—	(24)

Balance, March 31, 2007	$49,901	$111,039	$2,541	$163,481

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership follows the successful efforts method of accounting for oil and gas activities.  DD&A of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.  Organization and description of operations

The Partnership is a Delaware limited partnership formed on March 23, 2006 to acquire certain oil and gas properties of BreitBurn Energy, the Predecessor.  BreitBurn GP serves as the general partner of the Partnership.  The Partnership conducts its operations through its wholly-owned subsidiaries BreitBurn Operating L.P. (“OLP”) and OLP’s general partner BreitBurn Operating GP, LLC (“OGP”).

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

Additionally, on October 10, 2006:

a)              The Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”).  Immediately prior to the closing of the initial public offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

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

•                  The General Partner conveyed the interest in OLP to the Partnership in exchange for a continuation of its 2% general partner interest in the Partnership; and

•                  Pro GP, Pro LP and BreitBurn Corporation conveyed their remaining interests in OLP and OGP to the Partnership in exchange for (a) an aggregate of 15,975,758 Common Units representing limited partner interests, equal to a 71.24% limited partner interest in the Partnership, and (b) received approximately $63.2 million, as a distribution of the initial public offering proceeds, to reimburse them for certain capital expenditures made directly by them or through BreitBurn Energy.

As a result of these transactions (and the redemption of 900,000 Common Units discussed above), Provident and BreitBurn Corporation have an ownership interest in the aggregate of 15,075,758 common units, representing a 68.60% limited partner interest and a 2% general partner interest in us.  The public unit holders own 31.40% of the limited partner units.

The following table presents the net assets conveyed by BreitBurn Energy to the Partnership immediately prior to the closing of the initial public offering including the debt assumption:

Thousands of dollars	October 10, 2006
Cash and cash equivalents	$16
Accounts receivable—trade	4,225
Non-hedging derivative instruments	4,007
Prepaid expenses and other current assets	459
Non-hedging derivative instruments - non-current	1,235
Property and equipment, net	183,456
Other assets	174
Total assets	$193,572

Accounts payable	$897
Accounts payable—affiliates	5,237
Accrued expenses and other current liabilities	328
Long-term debt	36,500
Deferred income taxes	4,343
Asset retirement obligation	7,456
Total liabilities	$54,761
Net assets	$138,811

The transfer of ownership of assets from the Predecessor to the Partnership was recorded at historical costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-21, “Change in Accounting Basis in Master Limited Partnership Transactions.”

BreitBurn Energy Company L.P. (Predecessor)

BreitBurn Energy, was formed on June 15, 2004 when Provident acquired BreitBurn Energy’s former predecessor, BreitBurn Energy Company LLC, which was then converted into BreitBurn Energy Company L.P., a Delaware limited partnership.  At March 31, 2007, percentage interests in BreitBurn Energy are held as follows: Pro GP Corp., the general partner, 0.4 percent; Pro LP Corp., a limited partner, 95.15 percent; and BreitBurn Energy Corporation, a limited partner, 4.45 percent.

3.  Accounting Standards Not Yet Adopted

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

4.  Acquisitions

On January 23, 2007, the Partnership, through a wholly owned subsidiary, completed the purchase of certain oil and gas properties, known as the “Lazy JL Field” in the Permian Basin of Texas, including related property and equipment (the “Properties”), from Voyager Gas Corporation (the “Seller”).  The purchase was made pursuant to the terms and conditions of a Purchase and Sale Agreement (the “Purchase Agreement”) with the Seller entered into on January 22, 2007.  The purchase price for the Properties was approximately $29.0 million in cash, and was financed through borrowings under the Partnership’s existing revolving credit facility.  The Purchase Agreement contains customary representations and warranties by both the Partnership and the Seller, including customary representations and warranties by the Seller with respect to the Properties.  The transaction was accounted for using the purchase method in accordance with SFAS No. 141 and was effective January 1, 2007.  The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction.  The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Proved property	$22,360
Plant and equipment	6,949
Asset retirement obligation	(282)
Other	2
$29,029

In March 2007, the Partnership also completed the purchase of certain oil and gas properties in California for approximately $1.0 million in cash.

5.  Income Taxes

The Partnership and most of its subsidiaries are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes.  Essentially all of the Partnership’s taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of its members.  As such, no federal income tax for these entities has been provided for in the accompanying financial statements.  State income taxes were immaterial.  However, the Partnership has two wholly owned subsidiaries, which are Subchapter C-corporations, as defined in the Internal Revenue Code that are subject to federal and state income taxes.  For these two entities, the Partnership recorded $0.1 million tax benefit in deferred taxes during the quarter ended March 31, 2007, and at March 31, 2007, the Partnership recorded a net deferred tax liability of $4.2 million.

Effective January 1, 2007, the Partnership implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.

The Partnership performed an evaluation for the tax years ended December 31, 2006, 2005 and 2004, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2007. The Partnership concluded that there were no uncertain tax positions requiring recognition in its financial statements as of March 31, 2007. The adoption of this standard did not have an impact on the Partnership’s financial position, results of operations or cash flows.

6.  Related Party Transactions

The Partnership and its subsidiaries do not have any employees.  The Partnership is managed by its general partner, the executive officers of which are employees of BreitBurn Management.  The Partnership’s assets are operated, and its administrative needs are provided under its Administrative Services Agreement with BreitBurn Management.  BreitBurn Management also manages the operations of BreitBurn Energy, and the employees of BreitBurn Management devote a portion of their time to the operation of BreitBurn Energy’s business.

Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs for it (including salary, bonus, incentive compensation and other amounts paid to executive officers).  To the extent that the services performed by BreitBurn Management benefit both the Partnership and BreitBurn Energy, each of the Partnership and BreitBurn Energy are required to reimburse BreitBurn Management in proportion to the benefits each of them receives.  BreitBurn Management generally allocates the costs of the services of BreitBurn Management personnel providing services to both entities based on BreitBurn Management’s good-faith determination of actual time spent performing the services, plus expenses.  During 2006, if services performed by BreitBurn Management benefiting both the Partnership and BreitBurn Energy could not be allocated on the basis of actual time spent on each entity, then such expenses were allocated to each entity in the same proportion as the aggregate barrels of oil equivalents produced by each entity related to the aggregate barrels of oil equivalents produced by both entities combined during the same period.  For 2007, the allocation methodology has been changed to reflect the fact that the most intense portion of the Partnership’s initial public offering startup is now complete and a more balanced allocation of resources between the Partnership and BreitBurn Energy is expected.  BreitBurn Management currently allocates its expenses between us and BreitBurn Energy on the basis of which entity received the services to which specific expenses relate or, in instances where expenses relate to services provided for the benefit of both entities, by allocating 51% of such expenses to the Partnership and 49% of such expenses to BreitBurn Energy.  This allocation split for 2007 was derived from a weighted average of three components that were forecasted for the Partnership and BreitBurn Energy: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures.  BreitBurn Management will continue from time to time to review the methodology utilized to allocate costs, including reviewing the impacts of acquisitions, capital programs, and other factors, and may modify the methodology to appropriately reflect the value attributable to the Partnership.

During the first quarter of 2007, the Partnership incurred approximately $7.5 million in direct and indirect general and administrative expenses from BreitBurn Management.  During the period from October 10 to December 31, 2006, the Partnership incurred approximately $7.9 million in direct and indirect general and administrative expenses from BreitBurn Management.  The Partnership reimbursed BreitBurn Management $7.7 million and $2.4 million under the Administrative Services Agreement during quarter ended March 31, 2007 and the period from October 10 to December 31, 2006, respectively.

At March 31, 2007 and December 31, 2006, the Partnership had the following receivables and payables with the Predecessor and BreitBurn Management (“affiliated companies”).

	March 31,	December 31,
Thousands of dollars	2007	2006
Related party receivables
Provident	$—	$556
Affiliated companies	1,403	5,653
Current related party receivables	$1,403	$6,209
Related party payables
Provident	$714	$280
Affiliated companies	4,354	5,633
Current related party payables	5,068	5,913
Affiliated companies	1,420	467
Long term related party payables	$1,420	$467

At December 31, 2006, the receivables from affiliated companies included receivables from the Predecessor related primarily to cash collections made by the Predecessor from its oil purchasers for oil and gas sales made by the Partnership.  In the first quarter of 2007, the Partnership collected from the Predecessor these outstanding receivables.  At March 31, 2007, the receivables from affiliates included outstanding receivables related to the Administrative Services Agreement for general and administrative expenses.  At March 31, 2007, the current payables to affiliated companies included payables to BreitBurn Management that represent the amounts related to the Administrative Services Agreement and the outstanding liabilities for employee related costs including equity-based compensation accruals.  The long-term payables relate to BreitBurn Management and represent the long-term portion of equity-based compensation accruals.

At March 31, 2007 and December 31, 2006, the Partnership owed to Provident $0.7 and $0.3 million, respectively, relating primarily to insurance costs that are incurred by Provident on behalf of the Partnership and other amounts due under the management agreement with Provident.  During the quarter ended March 31, 2007, the Partnership did not make any payments to Provident, and amounts outstanding bear interest at eight percent.  At December 31, 2006, the Partnership had receivables from Provident and BreitBurn Corporation for $0.6 million relating to the initial public offering distributions, which were collected in the first quarter of 2007.

7.  Long-Term Debt

The Partnership’s long-term debt balances are summarized as follows:

	At March 31,	At December 31,
Thousands of dollars	2007	2006
$400 million credit facility	$30,100	$1,500

The credit facility’s borrowing base was $100.0 million at March 31, 2007.  The credit facility will mature in September 2010.  At March 31, 2007, the interest rate was the Prime Rate of 8.5% on the Prime Debt portion of $2.1 million and LIBOR of 6.6% on the LIBOR portion of $28.0 million.  At December 31, 2006, the interest rate was the Prime Rate of 8.5% on the Prime Debt portion of $1.5 million.

The credit facility contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders (including the restriction in our ability to make distributions if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

At March 31, 2007 and December 31, 2006, the Partnership was in compliance with the credit facility’s covenants.  At March 31, 2007, the Partnership had $0.2 million in letters of credit outstanding.

8.  Asset Retirement Obligation

The Partnership’s asset retirement obligation is based on the Partnership’s net ownership in wells and facilities and its estimate of the costs to abandon and reclaim those wells and facilities as well as its estimate of the future timing of the costs to be incurred.  On October 10, 2006, in connection with the Partnership’s initial public offering, the Predecessor contributed certain properties to the Partnership along with their related asset retirement obligation (see Note 2 for details on the contribution).  The total undiscounted amount of future cash flows required to settle asset retirement obligations for the Partnership is estimated to be $90.2 million at March 31, 2007 and $82.4 million at December 31, 2006.  The increase from year-end is attributable to the Lazy JL field acquisition (see note 4).  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from 3 to 50 years.  Estimated cash flows have been discounted at the Partnership’s credit adjusted risk free rate of 7% and is partially offset by an inflation rate of 2%.  Changes in the asset retirement obligation for the periods ended for the Partnership and its Predecessor are presented in the following table:

	Three Months	October 10 to
	Ended March 31,	December 31.
Thousands of dollars	2007	2006
Carrying amount, beginning of period	$10,253	$—
Contribution from Predecessor	—	7,456
Revisions (1)	—	2,633
Acquisitions	282	—
Accretion expense	182	164

Carrying amount, end of period	$10,717	$10,253

(1) Increased cost estimates and revisions to reserve life.

9.  Financial Instruments

Fair Value of Financial Instruments

The Partnership’s commodity price risk management program is intended to reduce its exposure to commodity prices and to assist with stabilizing cash flow and distributions.  Routinely, the Partnership utilizes derivative financial instruments to reduce this volatility.  With respect to derivative financial instruments, the Partnership could be exposed to losses if a counterparty fails to perform in accordance with the terms of the contract.  This risk is managed by diversifying the derivative portfolio among counterparties meeting certain financial criteria.  In addition, the derivative instruments utilized by the Partnership are based on index prices that may and often do differ from the actual crude oil prices realized in its operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133.  Accordingly, the Partnership does not attempt to account for its derivative instruments as cash flow hedges and instead recognizes changes in the fair value immediately in earnings.

For the quarter ended March 31, 2007, the Partnership received $3.0 million relating to the settlement of various market based contracts.  The Partnership had an unrealized loss of $9.7 million for the quarter ended March 31, 2007 relating to its various market based contracts.  The Partnership had net financial instruments payable of $5.8 million at March 31, 2007.

The Partnership had the following contracts in place at March 31, 2007:

Year	Product	Volume	Terms (a)	Effective Period
2007	Crude Oil	3,625 Bbl/d	Swaps - average $67.55 per Bbl	Apr 1 - June 30
		2,875 Bbl/d	Swaps - average $67.72 per Bbl	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	July 1 - December 31
2008	Crude Oil	2,875 Bbl/d	Swaps - average $67.72 per Bbl	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	January 1 - June 30
		275 Bbl/d	Swap - $59.25 per Bbl	July 1 - December 31
		2,500 Bbl/d	Participating Swap $60 per Bbl (53.3% participation above $60 floor)	July 1 - September 30
		2,000 Bbl/d	Participating Swap $60 per Bbl (59% participation above $60 floor)	October 1 - December 31
2009	Crude Oil	325 Bbl/d	Swap - $59.25 per Bbl	January 1 - December 31
		500 Bbl/d	Participating Swap $60 per Bbl (55.5% participation above $60 floor)	January 1 - September 30
		1,500 Bbl/d	Participating Swap $60 per Bbl (59.7% participation above $60 floor)	January 1 - September 30

(a)  A participating swap is a single instrument which combines a swap and a call option with the same strike price.

While the Partnership’s commodity price risk management program is intended to reduce its exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent the Partnership has hedged a significant portion of its expected production and the cost for goods and services increase, the Partnership’s margins would be adversely affected.

10.  Stock and Other Valuation-Based Compensation Plans

Effective January 1, 2006, the Predecessor adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments.  SFAS No. 123(R) requires that the compensation expense relating to share-based payment transactions be recognized in financial statements.  BreitBurn Management as successor is following the same method as BreitBurn Energy, the Predecessor.  The cumulative effect of adoption of SFAS No. 123(R) was a benefit of approximately $0.6 million.

Stock-based compensation expense for the three months ended March 31, 2007 was $3.5 million, of which $3.4 million is included in general and administrative expenses (“G&A”) and $0.1 million is included in operating costs.  Stock-based compensation expense for the Predecessor during the three months ended March 31, 2006 was $1.8 million.

During the three months ended March 31, 2007, the Partnership granted 90,156 Partnership based performance and restricted trust units at a notional amount of $24.10 per unit under the Partnership’s 2006 Long-Term Incentive Plan.  This plan has features similar to BreitBurn Management’s LTIP.

For detailed information on the Partnership’s various compensation plans, see the Partnership’s 2006 Annual Report on Form
10-K.

11.  Distributions to Partners

On February 14, 2007, the Partnership paid a cash distribution of approximately $8.9 million to its general partner and common unitholders of record as of the close of business on February 5, 2007.  The distribution that was paid to unitholders was prorated to $0.399 per common unit from the $0.4125 that the Partnership anticipated to pay for the full quarter, reflecting the reduced period of time from the first day of trading of the Partnership’s common units on October 4, 2006 through December 31, 2006.

12.  Commitments and Contingencies

The Partnership is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business.  In the opinion of the Management, the resolution of these matters will not have a material effect on the Partnership’s financial position, results of operations or liquidity.

13.  Supplemental Cash Flow Data

The Partnership paid $0.1 million in interest during the quarter ended March 31, 2007.  The predecessor paid $0.7 million in interest during the quarter ended March 31, 2006.

14.  Minority Interest

A wholly owned subsidiary of the Predecessor and an unrelated real estate development company formed a limited liability company to conduct a feasibility study for a residential and commercial real estate project on lands owned by the Predecessor.  The limited liability company remains wholly owned by the Predecessor and as such is not reflected in the Partnership’s balance sheet.  For more detailed information on the Predecessor’s ownership and consolidation of this limited liability company, see the Partnership’s 2006 Annual Report on Form 10-K.

15.  Subsequent Event

On May 15, 2007, the Partnership paid a cash distribution of approximately $9.3 million to its general partner and common unitholders of record as of the close of business on May 7, 2007.  The distribution that was paid to unitholders was $0.4125 per common unit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Item 7 of our 2006 Annual Report on Form 10-K and the consolidated financial statements and related notes therein.  Our 2006 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with the cautionary statement regarding forward-looking statements on page 1 of this report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties.  Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders.  Our assets consist primarily of producing and non-producing crude oil reserves located in the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming and the Permian Basin of West Texas.

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

Our business strategy includes acquiring long-lived assets with low-risk exploitation and development opportunities; using our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to maximize reserve recovery; utilizing the benefits of our relationship with Provident to pursue acquisitions; and reducing cash flow volatility through commodity price derivatives.

Acquisitions

On January 23, 2007, we completed the purchase of certain oil and gas properties known as the “Lazy JL Field” in the Permian Basin of Texas and related property and equipment  from Voyager Gas Corporation.  The purchase was made pursuant to the terms and conditions of a Purchase and Sale Agreement with Voyager entered into on January 22, 2007 and was effective January 1, 2007.  The purchase price for the Lazy JL Field properties was approximately $29.0 million in cash, which we financed through borrowings under our existing revolving credit facility.  The Lazy JL Field added 2.0 MMBoe to our total estimated proved reserves, of which approximately 98% was oil and 69% was classified as proved developed reserves.

This acquisition is consistent with our strategy of acquiring long-lived assets with predictable production from established fields.  By adding these properties, we geographically diversified our asset base and established a presence in the Permian Basin — an area where we see additional consolidation opportunities.  We continue to actively pursue other attractive acquisition targets that fit our business model and which are capable of generating incremental cash flow for our unitholders.

In March 2007, we also completed the purchase of certain oil and gas properties in California for approximately $1.0 million in cash.

Partnership Properties

In connection with the initial public offering, BreitBurn Energy contributed to us properties, which included certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and in the Wind River and Big Horn Basins in central Wyoming.  As of December 31, 2006, the Partnership’s total estimated proved reserves were 30.7 MMBoe, of which approximately 98% were oil and 93% were classified as proved developed reserves.  Of these total estimated proved reserves, 57% are located in California and 43% are located in Wyoming.  We operate approximately 99% of the total wells in which we have interests.  The Partnership conducts its operations through, and its operating assets are owned by, its subsidiaries.  The Partnership owns directly or indirectly all of the ownership interests in its operating subsidiaries.  As of January 1, 2007, “Partnership Properties” or “our properties” include any additional properties acquired during the first quarter of 2007.

The Partnership has no employees.  BreitBurn Management, a majority owned subsidiary of Provident operates the Partnership’s assets and performs other administrative services for the Partnership such as accounting, corporate development, finance, land, legal and engineering pursuant to the terms of an Administrative Services Agreement.  BreitBurn Management also manages the operations of BreitBurn Energy, and the employees of BreitBurn Management devote a portion of their time to the operation of BreitBurn Energy’s business

Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs for it (including salary, bonus, incentive compensation and other amounts paid to executive officers).  To the extent that the services performed by BreitBurn Management benefit both the Partnership and BreitBurn Energy, each of the Partnership and BreitBurn Energy are required to reimburse BreitBurn Management in proportion to the benefits each of them receives.  BreitBurn Management generally allocates the costs of the services of BreitBurn Management personnel providing services to both entities based on BreitBurn Management’s good-faith determination of actual time spent performing the services, plus expenses.  During 2006, if services performed by BreitBurn Management benefiting both the Partnership and BreitBurn Energy could not be allocated on the basis of actual time spent on each entity, then such expenses were allocated to each entity in the same proportion as the aggregate barrels of oil equivalents produced by each entity related to the aggregate barrels of oil equivalents produced by both entities combined during the same period.  For 2007, the allocation methodology has been changed to reflect the fact that the most intense portion of the Partnership’s initial public offering startup is now complete and a more balanced allocation of resources between the Partnership and BreitBurn Energy is expected.  BreitBurn Management currently allocates its expenses between us and BreitBurn Energy on the basis of which entity received the services to which specific expenses relate or, in instances where expenses relate to services provided for the benefit of both entities, by allocating 51% of such expenses to the Partnership and 49% of such expenses to BreitBurn Energy.  This allocation split for 2007 was derived from a weighted average of three components that were forecasted for the Partnership and BreitBurn Energy: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures.  BreitBurn Management will continue from time to time to review the methodology utilized to allocate costs, including reviewing the impacts of acquisitions, capital programs, and other factors, and may modify the methodology to appropriately reflect the value attributable to the Partnership.

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

During 2006, industry price levels for WTI averaged $66 per barrel.  In the first quarter 2007, WTI averaged $58 per barrel, compared with about $63 a year earlier.  The average price for WTI in late April 2007 was about $64 per barrel.  While lower in the first quarter of 2007 than a year earlier, crude-oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

The increase in commodity prices has resulted in increased drilling activity and demand for drilling and operating services and equipment in North America.  The Partnership anticipates drilling service and labor costs, as well as costs of equipment and raw materials, to remain at or exceed the levels experienced in 2006.  While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our margins would be adversely affected.

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities.  We market our oil and natural gas production to a variety of purchasers based on regional pricing.  Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market.  Our Los Angeles Basin crude oil is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI.  Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI.  Our revenues and net income are sensitive to oil and natural gas prices.  We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas.  We currently maintain derivative arrangements for a significant portion of our oil and gas production.  See ‘‘Item 3.  Quantitative and Qualitative Disclosure About Market Risk” for more detail on our hedging activities.

As a result of unforeseen production interruptions at two of our properties, our production in the second quarter of 2007 may be less than we had expected and any shortfalls would be reflected in our second quarter operating results. These issues have been resolved and production is back on line.

Results of Operations

The table below summarizes certain of the results of operations and period-to-period comparisons attributable to the Partnership Properties for the periods indicated.  These results are presented for illustrative purposes only and are not indicative of the future results of the Partnership.  The prior year data reflects only those properties that were owned by the Predecessor at that point.  The prior year data does not correspond to the financial statements included elsewhere in this report for the Predecessor and represents only a sub set of those financial statements.

	Three Months Ended
	March 31,		Increase / decrease
Thousands of dollars, except as indicated	2007	2006	$	%
Total Production (MBoe)	433	398	35	9%
Average daily production (Boe/d)	4,813	4,414	399	9%
Oil, natural gas and natural gas liquid sales	$21,389	$19,767	1,622	8%
Realized gains (losses) on derivative instruments	3,028	(530)	3,558	671%
Unrealized losses on derivative instruments	(9,696)	(3,178)	(6,518)	-205%
Other revenues, net	241	270	(29)	-11%
Total revenues and other income items	$14,962	$16,329	(1,367)	-8%
	—
Operating costs	$8,692	$6,604	2,088	32%

Comparison of Results of the Partnership for the Quarter Ended March 31, 2007 and 2006

The variance in the results of the Partnership was due to the following components:

Production

For the quarter ended March 31, 2007 as compared to the same period a year ago, production volumes increased by 35 MBoe, or 9%.  The increase included 27 MBoe from our acquisition of the Lazy JL Field in 2007.  Our Wyoming production was 15 MBoe higher in the first quarter of 2007 compared to the first quarter of 2006, primarily from higher production at our Gebo and North Sunshine fields due to successful optimization and drilling projects.  These increases were partially offset by lower production due to natural field declines primarily in our California properties.

Revenues

Total revenues decreased $1.4 million in the first quarter of 2007 as compared to the first quarter of 2006.  The 2007 results included $6.5 million in higher unrealized losses from derivative instruments.  Realized gains from derivative instruments during the first quarter of 2007 versus the realized losses from derivative instruments during the comparable quarter added approximately $3.6 million to total revenues.  Higher production primarily from our acquisition of the Lazy JL Field also benefited revenues by approximately $1.7 million in the first quarter of 2007.

Operating costs

Operating costs for the first quarter of 2007 totaled $8.7 million, or $20.06 per Boe, 32% higher than the first quarter of 2006 primarily attributable to the effects of industry-wide service and material cost increases, especially in California, in addition to higher maintenance related expenditures.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $3.1 million, or $7.13 per Boe, in the first quarter of 2007, which was an increase of approximately 24% per Boe from the same period a year ago.  The increase in DD&A rates was due to changes in reserve estimates at December 31, 2006, primarily related to our Wyoming properties.

General and Administrative Expenses for the Quarter Ended March 31, 2007

The Partnership’s general and administrative expenses totaled $7.5 million for the quarter ended March 31, 2007.  This included $3.5 million in stock-based compensation expense related to management incentive plans, reflecting an approximate 34% increase in the price of the Partnership units during the first quarter of 2007.  General and administrative expenses other than stock-based compensation were $4.0 million which included approximately $1.0 million in audit, tax preparation and legal professional fees attributable to year-end compliance costs.

Results of Operations — For the Partnership’s Predecessor for the quarter ended March 31, 2006

The results of operations presented below primarily covers the historical results of BreitBurn Energy.  Because the historical results of BreitBurn Energy include combined information for both the Partnership Properties and the properties retained by BreitBurn Energy, we do not consider these historical results of BreitBurn Energy for operations and period-to-period comparisons of its results as indicative of the Partnership’s future results.  Nevertheless, they are presented here to provide a possible context for the current operations of the Partnership.

BreitBurn Energy — Quarter Ended March 31, 2006

Net revenue for BreitBurn Energy was $25.9 million, which included unrealized losses on derivative instruments of $5.1 million and realized losses on derivative instruments of $0.8 million.  The revenues from the properties conveyed to the Partnership represented approximately 63 percent of the total BreitBurn Energy total revenues.

Operating costs for BreitBurn Energy were $11.3 million.  The operating costs of the properties conveyed to the Partnership represented approximately 58 percent of the total BreitBurn Energy total operating costs.

General and administrative expenses for BreitBurn Energy were $4.3 million.  The Partnership’s current levels of general and administrative expenses are not comparable with its Predecessor due to higher expenses from being a publicly traded enterprise.

DD&A expenses for BreitBurn Energy were $3.5 million.  The DD&A of the properties conveyed to the Partnership represented approximately 66 percent of the total BreitBurn Energy DD&A expense.

Liquidity and Capital Resources

The Partnership’s cash flow from operating activities for the quarter ended March 31, 2007 was $13.4 million.  The current quarter results included collections for certain receivables from our Predecessor which were not yet collected at December 31, 2006.

The Partnership’s primary sources of liquidity are cash generated from its operations, amounts available under its revolving credit facility and funds that may be raised through possible future private and public equity and debt offerings.  During the quarter, the Partnership made two acquisitions totaling approximately $30 million.  The Partnership also made its first distribution which totaled approximately $8.9 million.

The Partnership had outstanding borrowings under its credit facility of $30.1 million at March 31, 2007 and $1.5 million at December 31, 2006.

The Partnership plans to make substantial capital expenditures in the future for the acquisition, exploitation and development of oil and natural gas properties.  The Partnership intends to finance its acquisition and future development and exploitation activities with a combination of cash flow from operations and issuances of debt and equity.

If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce the expected level of capital expenditures and/or borrow a portion of the funds under its credit facility, issue debt or equity securities or obtain additional capital from other sources.  Funding its capital program from sources other than cash flow from operations could limit the Partnership’s ability to make acquisitions.  In the event the Partnership makes one or more acquisitions and the amount of capital required is greater than the amount the Partnership has available for acquisitions at that time, the Partnership could reduce its expected level of capital expenditures in other areas and/or seek additional capital.  If the Partnership seeks additional capital for that or other reasons, the Partnership may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means.  The Partnership cannot be sure that needed capital will be available on acceptable terms or at all.  The Partnership’s ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in its credit agreement.  If the Partnership is unable to obtain funds when needed or on acceptable terms, the Partnership may not be able to complete acquisitions that may be favorable to the Partnership or finance the capital expenditures necessary to replace its reserves and, in certain circumstances, may elect or be required to reduce the level of its quarterly distribution.

Credit Facility

Our wholly owned subsidiary, BreitBurn Operating LP, as borrower, and we and our operating subsidiaries, as guarantors, have a $400.0 million revolving credit facility with Wells Fargo Bank, N.A., as lead arranger, administrative agent and issuing lender, and a syndicate of banks.  The current borrowing base of this credit facility is $100 million.  The credit facility will mature in September 2010 and borrowings bear interest, at a rate per annum equal to the lesser of (i) the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit facility), or (ii) the Highest Lawful Rate (as defined in the credit facility).

The credit facility contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders (including the restriction in our ability to make distributions if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The credit facility requires the Partnership to maintain a leverage ratio (defined as the ratio of total debt to EBITDA) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00.  In addition, the credit facility requires us to maintain a current ratio as of the last day of each quarter, of not less than 1.10 to 1.00.  We are required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  As of March 31, 2007, we were in compliance with these covenants.

Accounting Standards Not Yet Adopted

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

Due to the historical volatility of crude oil and natural gas prices, the Partnership has entered into various derivative instruments to manage exposure to volatility in the market price of crude oil.  The Partnership intends to use options (including collars) and fixed price swaps for managing risk relating to commodity prices.  All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement.  While this strategy may result in the Partnership having lower revenues than the Partnership would otherwise have if it had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial.  While the Partnership’s commodity price risk management program is intended to reduce its exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent the Partnership has hedged a significant portion of its expected production and the cost for goods and services increase, the Partnership’s margins would be adversely affected.

Commodity Price Risk

As of March 31, 2007, the Partnership had the following derivatives as summarized below (utilizing NYMEX WTI):

Year	Product	Volume	Terms (a)	Effective Period
2007	Crude Oil	3,625 Bbl/d	Swaps - average $67.55 per Bbl	Apr 1 - June 30
		2,875 Bbl/d	Swaps - average $67.72 per Bbl	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	July 1 - December 31
2008	Crude Oil	2,875 Bbl/d	Swaps - average $67.72 per Bbl	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	January 1 - June 30
		275 Bbl/d	Swap - $59.25 per Bbl	July 1 - December 31
		2,500 Bbl/d	Participating Swap $60 per Bbl (53.3% participation above $60 floor)	July 1 - September 30
		2,000 Bbl/d	Participating Swap $60 per Bbl(59% participation above $60 floor)	October 1 - December 31
2009	Crude Oil	325 Bbl/d	Swap - $59.25 per Bbl	January 1 - December 31
		500 Bbl/d	Participating Swap $60 per Bbl (55.5% participation above $60 floor)	January 1 - September 30
		1,500 Bbl/d	Participating Swap $60 per Bbl(59.7% participation above $60 floor)	January 1 - September 30

(a)  A participating swap is a single instrument which combines a swap and a call option with the same strike price.

In April 2007, the Partnership also entered into the following derivative positions.

Year	Product	Volume	Terms	Effective Period
2008	Crude Oil	250 Bbl/d	Swap - $70.66 per Bbl	July 1 - December 31
		500 Bbl/d	Swaps - average $70.10 per Bbl	October 1 - December 31
2009	Crude Oil	250 Bbl/d	Swap - $70.66 per Bbl	January 1 - March 31
		250 Bbl/d	Swap - $69.50 per Bbl	January 1 - December 31
2010	Crude Oil	250 Bbl/d	Swap - $69.50 per Bbl	January 1 - March 31

Location and quality discounts or differentials attributable to the Partnership are not reflected in the above prices.  The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.  Our Los Angeles Basin crude is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX.  Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI.  Our Texas crude, is of higher quality than our Los Angeles or Wyoming crude oil, and trades substantially equal to NYMEX crude oil prices.

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

Changes in Fair Value

The fair value of the Partnership’s outstanding oil commodity derivative instruments at April 30, 2007 was approximately a liability of $8 million.  With a $5.00 per barrel increase or decrease in the price of oil, the fair value of the Partnership’s outstanding oil commodity derivative instruments would be approximately a liability of $25 million and an asset of $8 million, respectively.

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

Item 4.  Controls and Procedures.

Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Our general partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2007, concluded that our disclosure controls and procedures were not effective because a “material weakness” in our internal control over financial reporting continues to exist.  Refer to the Partnership's 2006 Annual Report on Form 10-K for a description of the previously reported material weakness.

To address the material weakness in our internal control over financial reporting and prevent any similar event from occurring, management designed a remediation plan to enhance the process in place for management’s review of the preliminary draft financials and variance analyses.  We previously had a detailed primary review of the preliminary financials which was followed by a secondary review at a high level.  The secondary review ensures all actions from the primary review were effectively addressed before the financials are finalized.  In the first quarter, Management conducted both the primary and secondary review at the same detailed level of review and ensured a more rigorous variance analyses of financial statement account fluctuations were performed.  In addition, accounting errors identified in the primary review were documented and evidence of correction of those items were confirmed during the secondary review prior to the issuance of the final financial statements.  Additional technical financial resources were allocated to the secondary review and more experienced accounting staff will be added to ensure that material misstatements do not occur in the future.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors disclosed in our 2006 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

32.1*

Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership.

32.2*

Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership.

32.3*

Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated: May 15, 2007	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: May 15, 2007	By:	/s/ RANDALL H.BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Dated: May 15, 2007	By:		/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer