Form 10-Q
period 2007-06-30
BreitBurn Energy Partners L.P.
filed 2007-08-14
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The issuer had 29,006,002 common units outstanding as of August 14, 2007.

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	1

	Glossary	2

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	• Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	5
	• Unaudited Consolidated Balance Sheet at June 30, 2007, and December 31, 2006	6
	• Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006	7
	• Unaudited Consolidated Statement of Partners’ Equity at June 30, 2007	8
	• Notes to Consolidated Financial Statements	9-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30
Item 4.	Controls and Procedures.	31

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3.	Defaults Upon Senior Securities.	32
Item 4.	Submission of Matters to a Vote of Security Holders.	32
Item 5.	Other Information.	32
Item 6.	Exhibits.	33

Signatures		34

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This cautionary note is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “forecasts,” “could,” “will” and words of similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries. References in this filing to “BreitBurn Energy” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries. References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner. References in this filing to “Provident” refer to Provident Energy Trust, the ultimate parent company of the indirect majority owner of our general partner, and its wholly owned subsidiaries. References in this filing to “Pro GP” refer to Pro GP Corp, BreitBurn Energy’s general partner and indirect subsidiary of Provident. References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner. References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator. References in this filing to “Partnership Properties” or “our properties” refer to, as of December 31, 2006, the oil and gas properties contributed to BreitBurn Energy Partners L.P. and its subsidiaries by BreitBurn Energy Company L.P. in connection with the Partnership’s initial public offering. These oil and gas properties include certain fields in the Los Angeles Basin in California, including interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming. As of January 1, 2007, “Partnership Properties” or “our properties” include any additional properties acquired in the first six months of 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Thousands of dollars, except per unit amounts	2007	2006	2007	2006

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$32,413	$37,848	$53,802	$69,429
Losses on derivative instruments, net (note 11)	(7,551)	(13,725)	(14,219)	(19,657)
Other revenue, net	237	268	478	536
Total revenues and other income items	25,099	24,391	40,061	50,308
Operating costs and expenses:
Operating costs (note 6)	14,604	10,883	23,296	22,212
Depletion, depreciation and amortization	4,511	3,527	7,598	7,007
General and administrative expenses	6,633	7,863	14,136	12,187
Total operating costs and expenses	25,748	22,273	45,030	41,406

Operating income (loss)	(649)	2,118	(4,969)	8,902

Interest and other financing costs, net	603	965	1,101	1,696
Other expenses, net	21	47	56	96

Income (loss) before taxes and minority interest	(1,273)	1,106	(6,126)	7,110

Income tax expense (benefit) (note 5)	(215)	-	(312)	-
Minority interest (note 15)	10	(853)	10	(1,258)

Net income (loss) before change in accounting principle	(1,068)	1,959	(5,824)	8,368

Cumulative effect of change in accounting principle (note 12)	–	-	–	577

Net income (loss)	$(1,068)	$1,959	$(5,824)	$8,945

General Partner's interest in net (loss)	(16)		(111)

Net loss available to common unitholders	$(1,052)		$(5,713)

Basic net income (loss) per unit	$(0.04)	$0.01	$(0.24)	$0.05
Diluted net income (loss) per unit	$(0.04)	$0.01	$(0.24)	$0.05
Weighted average number of units used to calculate:
Basic net income per unit	24,816,419	179,795,294	23,396,088	179,795,294
Diluted net income per unit	24,816,419	179,795,294	23,396,088	179,795,294

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	Successor	Successor
	June 30,	December 31,
Thousands of dollars	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$93
Accounts receivable, net	19,554	10,356
Non-hedging derivative instruments (note 11)	–	3,998
Related party receivables (note 7)	2,301	6,209
Inventory (note 6)	7,672	–
Prepaid expenses	2,342	215
Intangibles - current portion (note 4)	1,126	–
Other current assets	160	85
Total current assets	34,196	20,956
Investments	235	142
Property, plant and equipment
Oil and gas properties (note 4)	436,143	203,911
Non-oil and gas assets (note 4)	1,243	569
	437,386	204,480
Accumulated depletion and depreciation	(25,727)	(18,610)
Net property, plant and equipment	411,659	185,870
Other long-term assets
Intangibles (note 4)	2,144	–
Other long-term assets	226	276

Total assets	$448,460	$207,244
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$8,091	$3,308
Book overdraft	1,850	2,036
Non-hedging derivative instruments (note 11)	5,157	–
Related party payables (note 7)	7,996	5,913
Accrued liabilities and other current liabilities	5,763	2,201
Total current liabilities	28,857	13,458
Long-term debt (note 8)	13,500	1,500
Long-term related party payables (note 7)	1,911	467
Deferred income taxes (note 5)	3,763	4,303
Asset retirement obligation (note 9)	15,353	10,253
Non-hedging derivative instruments (note 11)	8,969	55
Other long-term liability	440	–
Total liabilities	72,793	30,036
Minority interest (note 15)	497	–
Commitments and contingencies (note 13)
Partners' equity (note 10)	375,170	177,208

Total liabilities and partners' equity	$448,460	$207,244

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statement of Cash Flows

	Successor	Predecessor
	Six Months	Six Months
	Ended June 30,	Ended June 30,
Thousands of dollars	2007	2006

Cash flows from operating activities
Net income (loss)	$(5,824)	$8,945
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	7,598	7,007
Deferred stock based compensation	7,566	6,152
Stock based compensation paid	(3,677)	(3,343)
Equity in earnings of affiliates, net of dividends	(94)	(21)
Deferred income tax	(540)	–
Minority interests	10	(1,258)
Cumulative effect of change in accounting principle	–	(577)
Other	86	302
Changes in net assets and liablities:
Increase in accounts receivable and other assets	(4,876)	(2,232)
Decrease in inventory	2,862	–
Due to (from) related parties	2,342	–
Increase in accounts payable and other liabilities	21,536	17,305
Net cash provided by operating activities	26,989	32,280
Cash flows from investing activities
Capital expenditures	(11,250)	(26,477)
Property acquisitions	(230,989)	–
Proceeds from sale of assets, net	–	1,752
Payments of acquisition transaction costs	–	(79)
Net cash used by investing activities	(242,239)	(24,804)
Cash flows from financing activities
Issuance of common units	222,000	–
Repayments of initial distributions by predecessor members	581	–
Distributions	(18,197)	–
Proceeds from the issuance of long-term debt	76,500	55,000
Repayments of long-term debt	(64,500)	(46,000)
Book overdraft	(186)	2,156
Distributions paid to the predecessor members	–	(20,659)
Cash contributed by minority interest	–	1,199
Payment of offering costs	–	(1,331)
Net cash provided (used) by financing activities	216,198	(9,635)
Increase (decrease) in cash	948	(2,159)
Cash beginning of period	93	2,740
Cash end of period	$1,041	$581

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statement of Partners' Equity

Thousands of dollars	Affiliated Limited Partners	Public Limited Partners	General Partner	Total
Balance, December 31, 2006	$59,138	$115,255	$2,815	$177,208

Private offering investment	-	222,000	-	222,000
Distributions	(12,234)	(5,599)	(364)	(18,197)
Net loss	(3,745)	(1,968)	(111)	(5,824)
Other	(17)	-	-	(17)

Balance, June 30, 2007	$43,142	$329,688	$2,340	$375,170

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership follows the successful efforts method of accounting for oil and gas activities. Depreciation, depletion and amortization (“DD&A”) of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Additionally, on October 10, 2006:

a)
The Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”). Immediately prior to the closing of the initial public offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•	BreitBurn Energy conveyed to OLP its interests in the Partnership Properties along with its stock in three subsidiaries and OLP assumed $36.5 million of indebtedness;

•	BreitBurn Energy distributed its interest in OGP and its limited partner interest in OLP to Pro GP, Pro LP and BreitBurn Corporation in proportion to their ownership interests in BreitBurn Energy;

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

On May 24 and 25, 2007, the Partnership sold approximately $130 million and $92 million, respectively, of Common Units in two private placements (see note 10) (the “Private Placements”). The Partnership issued and sold 4,062,500 and 2,967,744 Common Units at $32.00 per unit and $31.00 per unit, respectively.

As a result of the transactions described above, as of June 30, 2007, Provident and BreitBurn Corporation collectively own 15,075,758 Common Units, representing a 51.97% limited partner interest and a 1.52% general partner interest in the Partnership. As of such date, the public holders own 48.03% of the Common Units.

BreitBurn Energy Company L.P. (Predecessor)

BreitBurn Energy, was formed on June 15, 2004 when Provident acquired BreitBurn Energy’s former predecessor, BreitBurn Energy Company LLC, which was then converted into BreitBurn Energy Company L.P., a Delaware limited partnership. At June 30, 2007, percentage interests in BreitBurn Energy are held as follows: Pro GP Corp., the general partner, 0.4 percent; Pro LP Corp., a limited partner, 95.38 percent; and BreitBurn Energy Corporation, a limited partner, 4.22 percent.

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

4. Acquisitions

Second Quarter 2007

On May 24, 2007, OLP entered into an Amended and Restated Asset Purchase Agreement with Calumet Florida, L.L.C. (“Calumet”), to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida through the acquisition of a limited liability company that owned all of the purchased assets (the “Calumet Acquisition” or “Calumet Properties”). The Calumet Properties are comprised of five separate oil fields, one 23-mile pipeline serving one field, one storage terminal and rights in a shipping terminal. The transaction closed on May 24, 2007. The purchase price was $100 million with an effective date of January 1, 2007. After adjustments for costs and revenues for the period between the effective date and the closing, including interest paid to the seller, and after taking into account approximately 218,000 barrels of crude oil held in storage as of the closing date, the Partnership paid Calumet approximately $107.4 million at closing. The acquisition was financed through the Partnership’s sale of Common Units through a private placement (see note 10 for additional information on the private placement). The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction. The Partnership has made a preliminary allocation of the purchase price of $107.8 million, including approximately $0.4 million in acquisition costs to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Inventories	$10,533
Intangible assets	3,377
Oil and gas properties	97,792
Non oil and gas assets	672
Asset retirement obligation	(3,843)
Other current liabilities	(777)
$107,754

The preliminary purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management. The most significant assumptions related to the estimated fair values assigned to proved oil and gas properties. To estimate the fair values of these properties, estimates of oil reserves were prepared by management in consultation with independent engineers. We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues were discounted using a cost of capital rate determined appropriate at the time of the acquisition. There were no estimated unproved reserves allocated in the purchase price of the Calumet Acquisition. The purchase price included the fair value attributable to the oil inventories held in storage at the closing date. The Partnership assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010. An intangible asset was established to value the crude oil contracts in the purchase price allocation. Realized gains from these contracts will be recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts.

The purchase price allocation is subject to final closing adjustments and will be finalized within one year of the acquisition date.

On May 25, 2007, OLP entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with TIFD X-III LLC (“TIFD”), pursuant to which it acquired TIFD’s 99% limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) for a total purchase price of approximately $82 million (the “BEPI Acquisition”). BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California. The general partner of BEPI is an affiliate of the general partner of the Partnership in which the Partnership has no ownership interest. As part of the transaction, BEPI distributed to an affiliate of TIFD a 1.5% overriding royalty interest in the oil and gas produced by the partnership from the two fields. The 1.5% Override burden will be borne solely through the Partnership’s interest in BEPI. In connection with the acquisition, the Partnership also paid approximately $10.4 million to terminate existing hedge contracts related to future production from BEPI.

The acquisition including the termination of existing hedge contracts was financed through the Partnership’s sale of Common Units through a private placement (see note 10 for additional information on the private placement). The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction. The Partnership has made a preliminary allocation of the purchase price of $92.4 million to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Current assets	$2,813
Oil and gas properties	92,916
Current liabilities	(2,282)
Asset retirement obligation	(582)
Other liabilities	(398)
$92,467

The preliminary purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management. The most significant assumptions related to the estimated fair values assigned to proved oil and gas properties. To estimate the fair values of these properties, estimates of oil reserves were prepared by management in consultation with independent engineers. We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues were discounted using a cost of capital rate determined appropriate at the time of the acquisition. There were no unproved properties identified with the BEPI Acquisition. The purchase price allocation is subject to final closing adjustments and will be finalized within one year of the acquisition date.

In April 2007, the Partnership also completed the purchase of interests in certain oil and gas properties in Wyoming for approximately $0.9 million in cash.

First Quarter 2007

On January 23, 2007, the Partnership completed the purchase of certain oil and gas properties, known as the “Lazy JL” in the Permian Basin of Texas, including related property and equipment. The purchase price for the Lazy JL acquisition was approximately $29.0 million in cash, and was financed through borrowings under the Partnership’s existing revolving credit facility. The transaction was accounted for using the purchase method in accordance with SFAS No. 141 and was effective January 1, 2007. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties	$29,309
Asset retirement obligation	(282)
Other	2
$29,029

In March 2007, the Partnership also completed the purchase of certain oil and gas properties in California for approximately $1.0 million in cash.

The following unaudited pro forma financial information presents a summary of the Partnership’s consolidated results of operations for the second quarter and six months ended June 30, 2007 and 2006, assuming the Calumet, BEPI and Lazy JL acquisitions had been completed as of the beginning of each period, including adjustments to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information assumes that the initial public offering that occurred in 2006 occurred January 1, 2006. As such, the 2006 results are presented on a comparable basis to the Successor and are not presented as pro forma for the Predecessor. The pro forma financial information also assumes the Partnership’s 2007 private placement of units (see note 10) was completed as of the beginning of each period, since the private placements were contingent on the two acquisitions. The revenues and expenses of these two acquisitions are included in the consolidated results of the Partnership effective May 24 and May 25, 2007. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of these dates.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Thousands of dollars, except per unit amounts	2007	2006	2007	2006

Revenues	$32,763	$28,797	$66,616	$61,696
Income before cumulative effect of change in accounting principle	$(2,795)	$2,475	$938	$10,660
Net income	$(2,795)	$2,475	$938	$11,016
Income before cumulative effect of change in accounting principle per unit
Basic	$(0.10)	$0.09	$0.03	$0.37
Diluted	$(0.10)	$0.09	$0.03	$0.37
Net income per unit
Basic	$(0.10)	$0.09	$0.03	$0.38
Diluted	$(0.10)	$0.09	$0.03	$0.38

5. Income Taxes

The Partnership and most of its subsidiaries are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes. Essentially all of the Partnership’s taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of its members. As such, no federal income tax for these entities has been provided for in the accompanying financial statements. State income taxes were immaterial. However, the Partnership has two wholly owned subsidiaries, which are Subchapter C-corporations, as defined in the Internal Revenue Code that are subject to federal and state income taxes. In the second quarter of 2007, the subsidiaries recorded a federal current tax expense of $0.1 million and $0.3 million tax benefit in federal deferred taxes. For the six months ended June 30, 2007, the subsidiaries recorded $0.1 million in current federal tax expense and $0.4 million tax benefit in federal deferred taxes. At June 30, 2007, the Partnership’s net deferred tax liability was $3.8 million.

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

The Partnership performed an evaluation as of January 1, 2007 and concluded that there were no uncertain tax positions requiring recognition in its financial statements. The adoption of this standard did not have an impact on the Partnership’s financial position, results of operations or cash flows.

6. Inventory

The Partnership, through its Calumet Acquisition (see note 4 - Acquisitions), had oil inventories at June 30, 2007. Oil inventories are carried at the lower of cost to produce or market price. Inventories purchased through the acquisition are carried in inventory based on the purchace price allocation detailed in note 4 - Acquisitions. At May 24, 2007, we allocated $10.5 million to the inventories purchased. After the acquisition date, the Partnership had one sale from this purchased inventory and $5.3 million was charged to the consolidated statement of operations as inventory cost. At June 30, 2007, the Partnership’s ending inventory included approximately $5.1 million from the original $10.5 million. After May 24, 2007, inventory additions were at cost and represent the Partnership’s production costs. The Partnership matches production expenses with crude oil sales. Production expenses associated with unsold crude oil inventory are recorded to inventory. Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter. The following table shows the detail of the inventory value reflected on the consolidated balance sheet at June 30, 2007.

Thousands of dollars	June 30, 2007
Acquisition - May 24, 2007	$10,533
Production costs including associated DD&A	2,527
Sales	(5,388)

Carrying amount, end of period	$7,672

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

Under the Administrative Services Agreement, the Partnership reimburses BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs for the Partnership (including salary, bonus, incentive compensation and other amounts paid to executive officers). To the extent that the services performed by BreitBurn Management benefit both the Partnership and BreitBurn Energy, each of the Partnership and BreitBurn Energy are required to reimburse BreitBurn Management in proportion to the benefits each of them receives. BreitBurn Management generally allocates the costs of the services of BreitBurn Management personnel providing services to both entities based on BreitBurn Management’s good-faith determination of actual time spent performing the services, plus expenses. During 2006, if services performed by BreitBurn Management benefiting both the Partnership and BreitBurn Energy could not be allocated on the basis of actual time spent on each entity, then such expenses were allocated to each entity in the same proportion as the aggregate barrels of oil equivalents produced by each entity related to the aggregate barrels of oil equivalents produced by both entities combined during the same period. For 2007, the allocation methodology has been changed to reflect the fact that the most intense portion of the Partnership’s initial public offering startup is now complete and a more balanced allocation of resources between the Partnership and BreitBurn Energy is expected. BreitBurn Management currently allocates its expenses between us and BreitBurn Energy on the basis of which entity received the services to which specific expenses relate or, in instances where expenses relate to services provided for the benefit of both entities, by allocating 51% of such expenses to the Partnership and 49% of such expenses to BreitBurn Energy. This allocation split for 2007 was derived from a weighted average of three components that were forecasted for the Partnership and BreitBurn Energy: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures. BreitBurn Management will continue from time to time to review the methodology utilized to allocate costs, including reviewing the impacts of acquisitions, capital programs, and other factors, and may modify the methodology to appropriately reflect the value attributable to the Partnership.

During the second quarter and first six months of 2007, the Partnership incurred approximately $6.6 million and $14.1 million, respectively, in direct and indirect general and administrative expenses from BreitBurn Management. The Partnership reimbursed BreitBurn Management $5.6 million and $13.4 million under the Administrative Services Agreement during the second quarter and six months periods ended June 30, 2007, respectively.

At June 30, 2007 and December 31, 2006, the Partnership had the following receivables and payables with the Predecessor and BreitBurn Management (“affiliated companies”).

	June 30,	December 31,
Thousands of dollars	2007	2006
Related party receivables
Provident	$-	$556
Affiliated companies	2,301	5,653
Current related party receivables	$2,301	$6,209
Related party payables
Provident	$982	$280
Affiliated companies	7,014	5,633
Current related party payables	7,996	5,913
Affiliated companies	1,911	467
Long term related party payables	$1,911	$467

At December 31, 2006, the receivables from affiliated companies included receivables from the Predecessor related primarily to cash collections made by the Predecessor from its oil purchasers for oil and gas sales made by the Partnership. In the first six months of 2007, the Partnership collected from the Predecessor these outstanding receivables. At June 30, 2007, the current payables to affiliated companies included payables to BreitBurn Management that represent amounts due under the Administrative Services Agreement and outstanding liabilities for employee related costs including equity-based compensation accruals. The long-term payables relate to BreitBurn Management and represent the long-term portion of equity-based compensation accruals.

In connection with the BEPI acquisition, the Partnership paid approximately $10.4 million to terminate existing hedge contracts related to future production from BEPI. The partnership had a receivable of $0.1 million outstanding at June 30, 2007 for BEPI’s general partner share of the disposed hedge contracts.

At June 30, 2007 and December 31, 2006, the Partnership had a net payable to Provident of $1.0 million and $0.3 million, respectively. The Partnership owes Provident for insurance costs that are incurred on behalf of the Partnership. During the six months ended June 30, 2007, the Partnership did not make any payments to Provident. At December 31, 2006, the Partnership was owed by Provident $0.6 million relating to the initial public offering distributions, which were collected in the first quarter of 2007.

8. Long-Term Debt

The Partnership’s long-term debt balances are summarized as follows:

	At June 30,	At December 31,
Thousands of dollars	2007	2006

$400 million credit facility	$13,500	$1,500

The credit facility’s borrowing base was $175 million at June 30, 2007, which was an increase from $100.0 million at March 31, 2007. The credit facility will mature in September 2010. At June 30, 2007, the interest rate was the Prime Rate of 8.5% on the Prime Debt portion of $1.5 million and the LIBOR rate of 6.6% on the LIBOR portion of $12.0 million. At December 31, 2006, the interest rate was the Prime Rate of 8.5% on the Prime Debt portion of $1.5 million.

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

At June 30, 2007 and December 31, 2006, the Partnership was in compliance with the credit facility’s covenants. At June 30, 2007, the Partnership had $0.2 million in letters of credit outstanding.

9. Asset Retirement Obligation

The Partnership’s asset retirement obligation is based on the Partnership’s net ownership in wells and facilities and its estimate of the costs to abandon and reclaim those wells and facilities as well as its estimate of the future timing of the costs to be incurred. On October 10, 2006, in connection with the Partnership’s initial public offering, the Predecessor contributed certain properties to the Partnership along with their related asset retirement obligation (see note 2 for details on the contribution). The total undiscounted amount of future cash flows required to settle asset retirement obligations for the Partnership is estimated to be $118.5 million at June 30, 2007 and $82.4 million at December 31, 2006. The increase from year-end is attributable to various acquisitions (see note 4 -Acquisitions). Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from 3 to 50 years. Estimated cash flows have been discounted at the Partnership’s credit adjusted risk free rate of 7% and is partially offset by an inflation rate of 2%. The following table presents changes in the asset retirement obligation of the Partnership and of its Predecessor:

	Six Months Ended June 30,	October 10 to December 31.
Thousands of dollars	2007	2006
Carrying amount, beginning of period	$10,253	$-
Contribution from Predecessor	–	7,456
Revisions (1)	–	2,633
Acquisitions	4,711	–
Accretion expense	389	164

Carrying amount, end of period	$15,353	$10,253

(1) Increased cost estimates and revisions to reserve life.

10. Partners’ Equity

Private Placements

On May 24, 2007, the Partnership sold 4,062,500 Common Units, at a negotiated purchase price of $32.00 per unit, to certain investors (the “Purchasers”). The Partnership used $108 million from such sale to fund the cash consideration for the Calumet Acquisition and the remaining $22 million of the proceeds was used to repay indebtedness under the Partnership’s credit facility. Most of the debt repaid was associated with the Partnership’s first quarter 2007 acquisition of certain properties in West Texas.

On May 25, 2007, the Partnership sold an additional 2,967,744 Common Units to the same Purchasers at a negotiated purchase price of $31.00 per unit. The Partnership used the proceeds of approximately $92 million to fund the BEPI Acquisition, including the termination of existing hedge contracts related to future production from BEPI.

In connection with the closing of these two private placements (the “Private Placements”), the Partnership entered into agreements with the Purchasers to file a shelf registration statement to register the Common Units sold in the private placements and use its commercially reasonable efforts to cause the registration statement to become effective within 275 days of the applicable closing dates. In addition, the agreements give the Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.

If the shelf registration statement is not effective within 275 days of the closing date, then the Partnership must pay the Purchasers liquidated damages of 0.25% of the product of the purchase price times the number of registrable securities held by the Purchasers per 30-day period for the first 60 days following such deadline. This amount will increase by an additional 0.25% of the product of the purchase price times the number of registrable securities held by the Purchasers per 30-day period for each subsequent 60 days, up to a maximum of 1.0% of the product of the purchase price times the number of registrable securities held by the Purchasers per 30-day period. The aggregate amount of liquidated damages the Partnership must pay will not exceed 10.0% of the aggregate purchase prices. Pursuant to the Unit Purchase Agreement for both private placements, the Partnership agreed to indemnify the Purchasers and their respective officers, directors and other representatives against certain losses resulting from any breach of the Partnership’s representations, warranties or covenants contained therein. The Private Placements were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Distributions

On May 15, 2007, the Partnership paid a cash distribution in respect of its first quarter of operations in 2007 of approximately $9.3 million, or $0.4125 per Common Unit, to its general partner and common unitholders of record as of the close of business on May 7, 2007.

On February 14, 2007, the Partnership paid a cash distribution in respect to the period from October 4, 2006 through December 31, 2006 of approximately $8.9 million to its general partner and common unitholders of record as of the close of business on February 5, 2007. The distribution that was paid to unitholders was prorated to $0.399 per Common Unit from the $0.4125 that the Partnership anticipated to pay for the full quarter, reflecting the reduced period of time from the first day of trading of the Partnership’s Common Units on October 4, 2006 through December 31, 2006.

11. Financial Instruments

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

The following tables summarize the Partnership’s results relating to its derivative instruments:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
Thousands of dollars	2007	2006	2007	2006

Realized gain (loss) on derivative instruments	$822	$(1,089)	$3,850	$(1,937)
Unrealized loss on derivative instruments	(8,373)	(12,636)	(18,069)	(17,720)
Losses on derivative instruments, net	$(7,551)	$(13,725)	$(14,219)	$(19,657)

	Successor	Successor
	June 30,	December 31,
Thousands of dollars	2007	2006
Current assets:
Non-hedging derivative instruments	$-	$3,998
Current liabilities:
Non-hedging derivative instruments	$(5,157)	$-
	(5,157)	3,998
Long-term liabilities:
Non-hedging derivative instruments	(8,969)	(55)

Non-hedging derivative instruments, net	$(14,126)	$3,943

The Partnership had the following contracts in place at June 30, 2007:

Year	Product	Volume	Terms (a)	Effective Period
2007	Crude Oil	3,213 Bbl/d	Swaps - average $67.69 per Bbl	July 1 - December 31
		338 Bbl/d	Participating Swap $60 per Bbl (86% participation above $60 floor)	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	July 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	July 1 - December 31
2008	Crude Oil	2,875 Bbl/d	Swaps - average $67.72 per Bbl	January 1 - June 30
		325 Bbl/d	Swap - $70.37 per Bbl	January 1 - December 31
		250 Bbl/d	Swap $71.24 per Bbl	July 1 - September 30
		525 Bl/d	Swaps - average $64.68 per Bbl	July 1 - December 31
		750 Bbl/d	Swaps - average $70.49 per Bbl	October 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	January 1 - June 30
		425 Bbl/d	Participating Swap $60 per Bbl (76% participation above $60 floor)	January 1 - December 31
		2,500 Bbl/d	Participating Swap $60 per Bbl (53.3% participation above $60 floor)	July 1 - September 30
		2,000 Bbl/d	Participating Swap $60 per Bbl (59% participation above $60 floor)	October 1 - December 31
2009	Crude Oil	250 Bbl/d	Swap $71.18 per Bbl	January 1 - March 31
		500 Bbl/d	Swaps - average $70.92 per Bbl	January 1 - March 31
		785 Bbl/d	Swaps - average $65.52 per Bbl	January 1 - December 31
		250 Bbl/d	Swap $70.00 per Bbl	October 1 - December 31
		210 Bbl/d	Collar $66.00 (floor)/$79.50 (Ceiling)	January 1 - December 31
		410 Bbl/d	Participating Swap $60 per Bbl (68% participation above $60 floor)	January 1 - December 31
		500 Bbl/d	Participating Swap $60 per Bbl (55.5% participation above $60 floor)	January 1 - September 30
		1,500 Bbl/d	Participating Swap $60 per Bbl (59.7% participation above $60 floor)	January 1 - September 30
2010	Crude Oil	500 Bbl/d	Swaps - average $69.75 per Bbl	January 1 - March 31
		183 Bbl/d	Swap - $69.59 per Bbl	January 1 - December 31
		183 Bbl/d	Collar $66.00 (floor)/$79.25 (Ceiling)	January 1 - December 31
		933 Bbl/d	Participating Swap $60 per Bbl (59% participation above $60 floor)	January 1 - December 31
2011	Crude Oil	1,377 Bbl/d	Participating Swap $60 per Bbl (53% participation above $60 floor)	January 1 - December 31
		177 Bbl/d	Swap - $69.15 per Bbl	January 1 - December 31
		177 Bbl/d	Collar $66.00 (floor)/$77.60 (Ceiling)	January 1 - December 31

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

12. Stock and Other Valuation-Based Compensation Plans

Effective January 1, 2006, the Predecessor adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires that the compensation expense relating to share-based payment transactions be recognized in financial statements. BreitBurn Management as successor is following the same method as BreitBurn Energy, the Predecessor. In 2006, the cumulative effect of adoption of SFAS No. 123(R) was a benefit of approximately $0.6 million.

Stock-based compensation expense for the second quarter and six months ended June 30, 2007, was $4.1 million and $7.7 million, respectively. The amount of stock-based compensation included in general and administrative expenses (“G&A”) was $3.9 million and $7.3 million for the second quarter and six months periods, respectively. The remaining amount of stock-based compensation was included in operating costs. Stock-based compensation expense for the Predecessor was $2.5 million and $4.3 million for the second quarter and six months ended June 30, 2006, respectively.

During the first six months of 2007, the Partnership granted 90,156 Partnership based performance and restricted trust units under the Partnership’s 2006 Long-Term Incentive Plan. In addition, the Partnership granted 17,447 Partnership performance units to the non-employee directors of its general partner.

For detailed information on the Partnership’s various compensation plans, see the Partnership’s 2006 Annual Report on Form 10-K.

13. Commitments and Contingencies

The Partnership is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of the Management, the resolution of these matters will not have a material effect on the Partnership’s financial position, results of operations or liquidity.

For our newly acquired properties in Florida, there are a limited number of alternative methods of transportation for our production. Substantially all of our oil production is transported by pipelines, trucks and barges owned by third parties. The inability or, unwillingness of these parties to provide transportation services for a reasonable fee could result in the Partnership having to find transportation alternatives, increased transportation costs, or involuntary curtailment of its oil production in Florida, which could have a negative impact on its future consolidated financial position, results of operations or cash flows.

In connection with the recent private placements of Common Units to finance the Calumet Acquisition and the BEPI Acquisition, the Partnership agreed to file a shelf registration statement to register the Common Units it sold. If the shelf registration statement is not effective within 275 days after the closing of such private placements, then the Partnership must pay the Purchasers liquidated damages. The Partnership also agreed to indemnify the Purchasers and their respective officers, directors and other representatives against certain losses resulting from any breach of the Partnership’s representations, warranties or covenants contained in the purchase agreements for such sales. The Partnership believes that it will be able to meet these requirements and does not expect to incur any damages. See the discussion under note 10 regarding the Partnership’s responsibilities pertaining to the sale of its Common Units in the private placements.

14. Supplemental Cash Flow Data

Supplemental cash flows and non-cash transactions were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended March 31,	Ended March 31,
Thousands of dollars	2007	2006	2007	2006

Supplemental information relating to Consolidated Statement of Cash Flows
Cash paid for interest	$844	$731	$959	$1,600

15. Minority Interests

The Partnership, through the BEPI Acquisition (see note 4 - Acquisitions) acquired the limited partner interest (99%) of BEPI. As such, the Partnership is fully consolidating the results of BEPI and thus is recognizing a minority interest liability representing the book value of the general partner’s interests. At June 30, 2007, the amount of this minority interest liability was $0.5 million. The general partner of BEPI holds a 35% reversionary interest under the existing limited partnership agreement applicable to the properties. This reversionary interest is expected to occur at a defined payout, which currently is estimated to occur in 2015 based on current price and cost projections.

A wholly owned subsidiary of the Predecessor and an unrelated real estate development company formed a limited liability company to conduct a feasibility study for a residential and commercial real estate project on lands owned by the Predecessor. The limited liability company remains wholly owned by the Predecessor and as such is not reflected in the Partnership’s balance sheet. For more detailed information on the Predecessor’s ownership and consolidation of this limited liability company, see the minority interest note in the consolidated financial statements of the Partnership’s 2006 Annual Report on Form 10-K.

16. Subsequent Event

On August 14, 2007, the Partnership paid a cash distribution of approximately $9.3 million in respect of it second quarter of operations in 2007 to its general partner and common unitholders of record as of the close of business on August 7, 2007. The distribution that was paid to unitholders was $0.4225 per Common Unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Item 7 of our 2006 Annual Report on Form 10-K and the consolidated financial statements and related notes therein and Item 2 of our Quarterly Report on Form 10-Q for the period ending March 31, 2007 and the consolidated financial statements and related notes therein. Our 2006 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the cautionary statement regarding forward-looking statements on page 1 of this report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties. Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil reserves located in the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming, the Permian Basin of West Texas and the Sunniland Trend in South Florida.

Our Predecessor, BreitBurn Energy, is a 95.78% owned indirect subsidiary of Provident, a publicly traded Canadian energy trust. Provident acquired its interest in BreitBurn Energy in June 2004 with the intent to use BreitBurn Energy as the primary acquisition vehicle to grow its upstream energy business in the United States. BreitBurn Energy Corporation (“BreitBurn Corporation”) owns the remaining 4.22% in BreitBurn Energy. In October 2004, BreitBurn Energy acquired the Orcutt Hills Oil Field in California and in March 2005, it acquired Nautilus Resources, LLC (‘‘Nautilus’’), a privately held company with assets in the Wind River and Big Horn Basins in central Wyoming.

On October 10, 2006, we completed our initial public offering of 6,000,000 Common Units representing limited partner interests in the Partnership at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount. On November 6, 2006, we also completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering.

On May 24 and 25, 2007, we sold approximately $130 million and $92 million, respectively, of Common Units in two private placements (see note 10 to the consolidated financial statements included in this report for additional information on the private placements). We issued and sold 4,062,500 and 2,967,744 Common Units at $32.00 per unit and $31.00 per unit, respectively.

As a result of the transactions described above as of June 30, 2007, Provident and BreitBurn Corporation collectively own 15,075,758 Common Units, representing a 51.97% limited partner interest and a 1.52% general partner interest in us. As of such date, the public holders own 48.03% of the limited partner Common Units.

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

Significant Acquisitions

Second Quarter 2007

On May 24, 2007, we completed the Calumet Acquisition (see note 4 to the consolidated financial statements included in this report for further details) to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida. The Calumet Properties are comprised of five separate oil fields, one 23-mile pipeline serving one field, one storage terminal and rights in a shipping terminal. After adjusting for costs and revenues for the period between the effective date of January 1, 2007 and the closing date, including interest paid to the seller and after taking into account more than 218,000 barrels of crude oil held in storage as of the closing date, we paid approximately $107 million. The acquisition was financed by the sale of Common Units through a private placement. This acquisition added 9.5 MMBbls to our total estimated proved reserves, of which approximately 100% was oil and 90% was classified as proved developed reserves.

On May 25, 2007, we completed the BEPI Acquisition (see note 4 to the consolidated financial statements included in this report for further details) to purchase the limited partner interest in BEPI for a total purchase price of approximately $82 million. BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California. The general partner of BEPI is an affiliate of our general partner but in which we have no ownership interest. As part of the transaction, BEPI distributed a 1.5% override on the oil and gas royalties in the two fields to the seller. The 1.5% override burden will be borne solely through our interest in BEPI. In connection with the acquisition, we also terminated existing hedge contracts related to future production from BEPI for approximately $10.4 million. The acquisition was financed by the sale of Common Units through a private placement. This acquisition added 6.5 MMBoe to our total estimated proved developed reserves, of which approximately 99% was oil.

First Quarter 2007

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

These acquisitions are consistent with our strategy of acquiring long-lived assets with predictable production from established fields. By adding these properties, we diversified our asset base and established a presence in two new geographic areas. We continue to actively pursue other attractive acquisition targets that fit our business model and are capable of generating incremental cash flow for our unitholders.

Initial Public Offering

In connection with our 2006 initial public offering, BreitBurn Energy contributed to us properties, which included certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and in the Wind River and Big Horn Basins in central Wyoming. BreitBurn Management operates approximately 99% of the total wells in which we have interests. We conduct our operations through subsidiaries that own the operating assets. We own directly or indirectly all of the ownership interests in our operating subsidiaries.

BreitBurn Management

We have no employees. BreitBurn Management, a majority owned subsidiary of Provident operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering pursuant to the terms of an Administrative Services Agreement. BreitBurn Management also manages the operations of BreitBurn Energy, and the employees of BreitBurn Management devote a portion of their time to the operation of BreitBurn Energy’s business.

Under the Administrative Services Agreement, we reimburse BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs for us (including salary, bonus, incentive compensation and other amounts paid to executive officers). To the extent that the services performed by BreitBurn Management benefit both us and BreitBurn Energy, we each are required to reimburse BreitBurn Management in proportion to the benefits each of us receives. BreitBurn Management generally allocates the costs of the services of BreitBurn Management personnel providing services to both entities based on BreitBurn Management’s good-faith determination of actual time spent performing the services, plus expenses. During 2006, if services performed by BreitBurn Management benefiting both the Partnership and BreitBurn Energy could not be allocated on the basis of actual time spent on each entity, then such expenses were allocated to each entity in the same proportion as the aggregate barrels of oil equivalents produced by each entity related to the aggregate barrels of oil equivalents produced by both entities combined during the same period. For 2007, the allocation methodology has been changed to reflect the fact that the most intense portion of the Partnership’s initial public offering startup is now complete and a more balanced allocation of resources between the Partnership and BreitBurn Energy is expected. BreitBurn Management currently allocates its expenses between us and BreitBurn Energy on the basis of which entity received the services to which specific expenses relate or, in instances where expenses relate to services provided for the benefit of both entities, by allocating 51% of such expenses to the Partnership and 49% of such expenses to BreitBurn Energy. This allocation split for 2007 was derived from a weighted average of three components that were forecasted for the Partnership and BreitBurn Energy: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures. BreitBurn Management will continue from time to time to review the methodology utilized to allocate costs, including reviewing the impacts of acquisitions, capital programs, and other factors, and may modify the methodology to appropriately reflect the value attributable to us.

Outlook

Oil prices have increased significantly since the beginning of 2004. We anticipate a continued favorable commodity price environment in 2007. Significant factors that will impact near-term commodity prices include political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators. A substantial portion of our estimated production is currently covered through derivative transactions through 2011, and we intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our oil and gas revenues.

During 2006, industry price levels for WTI averaged $66 per barrel. In the second quarter 2007, WTI averaged $65 per barrel, compared with about $70 a year earlier. The average price for WTI for the first six months of 2007 was $62 per barrel compared with about $67 per barrel a year earlier. While lower than a year earlier, crude-oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions. The price for WTI at the end of July 2007 was approximately $78 per barrel.

The increase in commodity prices in recent years has resulted in increased drilling activity and demand for drilling and operating services and equipment in North America. We anticipate drilling service and labor costs, as well as costs of equipment and raw materials, to remain at or exceed the levels experienced in 2006. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our margins would be adversely affected.

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market. Our Los Angeles Basin crude oil is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI. Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI. Our newly acquired Florida crude oil also trades at a significant discount to NYMEX primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market. Our revenues and net income are sensitive to oil and natural gas prices. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas. We currently maintain derivative arrangements for a significant portion of our oil and gas production. See ‘‘Item 3. Quantitative and Qualitative Disclosure About Market Risk” and note 11 in the consolidated financial statements included in this report for more detail on our derivative activities.

Results of Operations

The table below summarizes certain of the results of operations and period-to-period comparisons attributable to our operations for the periods indicated. These results are presented for illustrative purposes only and are not indicative of our future results. The current year data reflects our results as they are presented in our consolidated financial statements under the “Successor” columns. The prior year data reflects only those properties that were owned by the Predecessor when it contributed properties to us in the initial public offering. The prior year data does not correspond to the financial statements included elsewhere in this report for the Predecessor and represents only a subset of those financial statements.

	Quarter Ended				Six Months Ended
	June 30,				June 30,
Thousands of dollars, except as indicated	2007	2006	Inc / (dec)		2007	2006	Inc / (dec)
Total Production (MBoe)	536	407	129	32%	969	805	164	20%
Average daily production (Boe/d)	5,889	4,473	1,416	32%	5,354	4,448	906	20%
Sales volumes (Mboe)	587	407	180	44%	1,021	805	216	27%
Average realized sales price (a)	$54.40	$60.79	$(6.39)	-11%	$52.15	$55.21	$(3.06)	-6%
NYMEX WTI Spot Prices	$64.97	$70.46	$(5.49)	-8%	$61.55	$66.89	$(5.34)	-8%
Average price differentials	$10.57	$9.67	$0.90	9%	$9.40	$11.68	$(2.28)	-20%
Oil, natural gas and natural gas liquid sales	$32,413	$24,808	$7,605	31%	$53,802	$44,575	$9,227	21%
Realized gains (losses) on derivative instruments	822	530	292	-55%	3,850	-	3,850	n/a
Unrealized losses on derivative instruments	(8,373)	(13,697)	(5,324)	39%	(18,069)	(16,875)	1,194	-7%
Other revenues, net	237	267	(30)	-11%	478	537	(59)	-11%
Total revenues	$25,099	$11,908	$13,191	111%	$40,061	$28,237	$11,824	42%
Lease operating expenses	$10,711	$6,273	$4,438	71%	$19,322	$12,809	$6,513	51%
Transportation expenses	409	-	409	n/a	409	-	409	n/a
Purchases	69	66	3	5%	150	134	16	12%
Change in inventory	3,415	0	3,415	n/a	3,415	-	3,415	n/a
Total Operating Costs	$14,604	$6,339	$8,265	130%	$23,296	$12,943	$10,353	80%
Lease operating expenses per Boe (b)	$19.98	$15.41	$4.57	30%	$19.94	$15.91	$4.03	25%
Depletion,depreciation & amortization	$4,511	$2,336	$2,175	93%	$7,598	$4,630	$2,968	64%
DD&A per Boe (b)	$8.42	$5.74	$2.68	47%	$7.84	$5.75	$2.09	36%

(a) Realized prices = (Oil and gas sales - Transportation - Purchases ) / Sales volumes

(b) Lease operating expenses per Boe and DD&A per Boe are calculated using total production volumes.

Comparison of Results of the Partnership for the Quarter and Six Months Ended June 30, 2007 and 2006

The variance in the results of the Partnership was due to the following components:

Production

For the second quarter ended June 30, 2007, production volumes increased by 129 MBoe, or 32%, as compared to the same period a year ago. The increase was primarily due to acquisitions that added 120 MBoe of production during the current period. Our Wyoming production was 29 MBoe higher in the second quarter of 2007 compared to the same period a year ago, primarily due to successful optimization and drilling projects. These increases were partially offset by lower production due to natural field declines in our California properties.

For the six months ended June 30, 2007 as compared to the same period a year ago, production volumes increased by 164 MBoe, or 20%. The increase was primarily due to acquisitions that added 156 MBoe in the first six months of 2007. Our Wyoming production was 44 MBoe higher in the first six months of 2007 compared to the same period a year ago due to successful optimization and drilling projects. These increases were offset by lower production due to natural field declines primarily in our California properties.

Revenues

Total revenues increased by $13.2 million in the second quarter of 2007 as compared to the same period a year ago. Sales volumes in the current quarter were 180 MBoe, or 44%, higher than the prior year quarter. This increase was primarily from acquisitions that added 166 MBoe of sales in the current period. Our Florida operations had 110 MBoe of sales volume that was sold from inventory purchased in the Calumet Acquisition. In addition, our sales volumes included 22 MBoe related to our Texas operations and 34 MBoe from the BEPI Acquisition, both of which were acquisitions in 2007. The second quarter of 2007 included $5.3 million in lower unrealized losses from derivative instruments as compared to the second quarter of 2006. Realized gains from derivative instruments during the current quarter were $0.3 million higher than the comparable quarter a year ago.

Total revenues increased by $11.8 million in the first six months of 2007 as compared to the same period of 2006. Sales volumes in the first six months of 2007 were 216 MBoe, or 27%, higher than the same period a year ago. This increase was primarily from acquisitions that added 193 MBoe of sales in the period. Our sales volumes included 110 MBoe from our Florida operations, 49 MBoe from our Texas operations and 34 MBoe from the BEPI Acquisition. The first six months of 2007 included $1.2 million in higher unrealized losses from derivative instruments. Realized gains from derivative instruments during the first six months of 2007 were $3.9 million versus zero during the comparable period of 2006.

Lease operating expenses

Lease operating expenses for the current quarter of 2007 totaled $10.7 million, or $19.98 per Boe, 30% higher than the same period a year ago. Lease operating expenses for the first six months of 2007 totaled $19.3 million, or $19.94 per Boe, 25% higher than the same period a year ago. The higher per Boe amounts are primarily attributable to the effects of industry-wide service and material cost increases, especially in California, in addition to higher maintenance related expenditures.

Transportation costs

In our acquisition in Florida, our crude oil sales are transported from the field to the sale point by trucks and barge. Transportation costs incurred in connection with such operations are reflected as an operating cost. In the second quarter of 2007, we recorded one sale from our Florida operations as discussed in the revenues section above and had transportation costs of approximately $0.4 million associated with that sale.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $4.5 million, or $8.42 per Boe, in the second quarter of 2007, which was an increase of approximately 47% per Boe from the same period a year ago. DD&A expense totaled $7.6 million, or $7.84 per Boe, in the first six months of 2007, which was an increase of approximately 36% per Boe from the same period a year ago. The increase in DD&A rates was due to the capital investments from our recently completed acquisitions. Under the successful efforts method of accounting, we calculate DD&A on an individual producing field basis. Changes in reserve estimates and in the timing and amount of abandonment cost estimates as well as changes in the timing and amount of development projects of one or two fields can cause variations in the aggregate DD&A rate. The aggregate DD&A rate is also impacted by acquisitions which where purchased at market values.

General and Administrative Expenses for the Quarter and Six Months Ended June 30, 2007

Our general and administrative expenses totaled $6.6 million and $14.1 million for the second quarter and six months ended June 30, 2007, respectively. This included $3.9 million and $7.3 million in stock-based compensation expense related to management incentive plans for the second quarter and six months ended June 30, 2007, respectively, reflecting an approximate 40% increase in the price of our Common Units during the first six months of 2007. General and administrative expenses other than stock-based compensation were $2.8 million and $6.8 million for the second quarter and six months ended June 30, 2007, respectively. The second quarter expenditures were $1.2 million lower than the first quarter of 2007, which included approximately $1.0 million in audit, tax preparation and legal professional fees attributable to year-end compliance costs.

Results of Operations - For the Partnership’s Predecessor for the quarter and six months ended June 30, 2006

The results of operations presented below primarily covers the historical results of BreitBurn Energy. Because the historical results of BreitBurn Energy include combined information for both the properties conveyed to us in connection with our initial public offering and the properties retained by BreitBurn Energy, we do not consider these historical results of BreitBurn Energy for operations and period-to-period comparisons of our results as indicative of our future results. Nevertheless, they are presented here to provide a possible context for our current operations.

BreitBurn Energy - Quarter and Six Months Ended June 30, 2006

Second Quarter Ended June 30, 2006

Net revenue for BreitBurn Energy was $24.4 million in the second quarter of 2006, which included unrealized losses on derivative instruments of $12.6 million and realized losses on derivative instruments of $1.1 million. The revenues from the properties conveyed to us represented approximately 49 percent of the total BreitBurn Energy total revenues.

Operating costs for BreitBurn Energy were $10.9 million in the second quarter of 2006. The operating costs of the properties conveyed to us represented approximately 58 percent of the total BreitBurn Energy total operating costs.

General and administrative expenses for BreitBurn Energy were $7.9 million in the second quarter of 2006. Our current levels of general and administrative expenses are not comparable with its Predecessor due to higher expenses from being a publicly traded enterprise.

DD&A expenses for BreitBurn Energy were $3.5 million in the second quarter of 2006. The DD&A of the properties conveyed to us represented approximately 66 percent of the total BreitBurn Energy DD&A expense.

Six Months Ended June 30, 2006

Net revenue for BreitBurn Energy was $50.3 million in the six months ended June 30, 2006, which included unrealized losses on derivative instruments of $17.7 million and realized losses on derivative instruments of $1.9 million. The revenues from the properties conveyed to us represented approximately 56 percent of the total BreitBurn Energy total revenues.

Operating costs for BreitBurn Energy were $22.2 million in the six months ended June 30, 2006. The operating costs of the properties conveyed to us represented approximately 58 percent of the total BreitBurn Energy total operating costs.

General and administrative expenses for BreitBurn Energy were $12.2 million in the six months ended June 30, 2006. Our current levels of general and administrative expenses are not comparable to those of our Predecessor due to our higher expenses from being a publicly traded enterprise.

DD&A expenses for BreitBurn Energy were $7.0 million in the six months ended June 30, 2006. The DD&A of the properties conveyed to us represented approximately 66 percent of the total BreitBurn Energy DD&A expense.

Liquidity and Capital Resources

Our cash flow from operating activities for the six months ended June 30, 2007 was $26.9 million. The current year results include collections of approximately $3.4 million for certain receivables from our Predecessor that were not collected at December 31, 2006. In addition, the 2007 results included stock compensation payments of $7.6 million.

During 2007, we completed acquisitions totaling approximately $230 million. The Calumet Acquisition totaled approximately $108 million, the BEPI Acquisition totaled approximately $92 million and the Lazy JL acquisition totaled $29 million. Our capital expenditures in the first six months of 2007 were $10.4 million.

Our primary sources of liquidity are cash generated from operations, amounts available under our revolving credit facility and funds that were raised through our recent Private Placements or may be raised through possible future private or public equity and debt offerings. We raised approximately $222 million by selling approximately seven million Common Units in two Private Placements which funded the Calumet Acquisition and the BEPI Acquisition and were used to repay some of our outstanding borrowings under our credit facility. In the first six months of 2007, our cash distributions totaled approximately $18.2 million. Our cash distribution in the second quarter of 2007 was $0.4225 per unit, or $1.69 per unit on an annualized basis.

We had outstanding borrowings under our credit facility of $13.5 million at June 30, 2007 and $1.5 million at December 31, 2006. During 2007, we borrowed $76.5 million and repaid $64.5 million under the credit facility.

The Partnership plans to make substantial capital expenditures in the future for the acquisition, exploitation and development of oil and natural gas properties. The Partnership intends to finance its acquisition and future development and exploitation activities with a combination of cash flow from operations and issuances of debt and equity.

If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or borrow a portion of the funds under the credit facility, issue debt or equity securities or obtain additional capital from other sources. Funding our capital program from sources other than cash flow from operations could limit our ability to make acquisitions. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could reduce our expected level of capital expenditures in other areas and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot be sure that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility agreement. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and, in certain circumstances, may elect or be required to reduce the level of our quarterly distributions.

Credit Facility

Our wholly owned subsidiary, BreitBurn Operating L.P., as borrower, and we and our operating subsidiaries, as guarantors, have a $400.0 million revolving credit facility with Wells Fargo Bank, N.A., as lead arranger, administrative agent and issuing lender, and a syndicate of banks. The current borrowing base of this credit facility was increased to $175 million from $100 million during the second quarter of 2007. On June 1 and December 1 of each calendar year, the lenders redetermine the borrowing base based primarily upon the loan collateral value assigned to the properties that we own. The credit facility will mature in September 2010, and borrowings bear interest at a rate per annum equal to the lesser of (i) the LIBOR or the Base Rate, as the case may be, plus the Applicable Margin (LIBOR, Base Rate and Applicable Margin are each defined in the credit facility), or (ii) the Highest Lawful Rate (as defined in the credit facility).

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

The credit facility requires us to maintain a leverage ratio (defined as the ratio of total debt to EBITDA) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00. In addition, the credit facility requires us to maintain a current ratio as of the last day of each quarter, of not less than 1.10 to 1.00. We are required to maintain an interest coverage ratio (defined as the ratio of EBITDA to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00. As of June 30, 2007, we were in compliance with these covenants.

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

SFAS No. 157, Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, which will become effective for us on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact to us from the adoption of SFAS No. 157 in 2008 will depend on our assets and liabilities at that time that they are required to be measured at fair value.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of crude oil. We intend to use options (including collars) and fixed price swaps for managing risk relating to commodity prices. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in us having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected.

Commodity Price Risk

Our derivative contracts as of June 30, 2007, for 2007 through 2011, are summarized in the table presented in note 11 in the consolidated financial statements included in this report. Location and quality discounts or differentials attributable to our production are not reflected in the prices listed in note 11. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price. Our Los Angeles Basin crude is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX. Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at prices substantially equal to NYMEX crude oil prices. Our Florida crude also trades at a significant discount to NYMEX primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market.

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

The fair value of our outstanding oil commodity derivative instruments at June 30, 2007 was approximately a liability of $14 million. With a $5.00 per barrel increase or decrease in the price of oil, the fair value of our outstanding oil commodity derivative instruments would have increased or decreased our liability by $23 million, respectively.

Item 4. Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our general partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2007, concluded that our disclosure controls and procedures were not effective because a “material weakness” in our internal control over financial reporting continues to exist. In the process of finalizing the audit of our financial statements for the period ended December 31, 2006, management identified deficiencies in our internal control over financial reporting with regard to our valuation of certain derivative instruments and the completeness of production and property taxes which constitute a material weakness. We did not maintain effective internal controls over:

•
Valuation of derivative instruments that BreitBurn Energy, our predecessor, transferred to us on October 10, 2006, and instead valued the derivatives as of October 1, 2006. Specifically, the failure to record those transferred derivatives at the October 10th fair value resulted in an understatement of the derivatives receivable contributed to us and an overstatement of the unrealized gain on derivative instruments during the period from October 10 to December 31, 2006 due to the decrease in commodity prices that occurred between October 1 and October 10, 2006.

•
The completeness of production and property taxes relating to the properties transferred to us on October 10, 2006. Specifically, the failure to record these taxes resulted in an understatement of the “accounts payable - affiliates” assumed by us and an understatement of operating costs during the period from October 10 to December 31, 2006.

These control deficiencies resulted in audit adjustments to our consolidated financial statements as of and for the period ended December 31, 2006.

To address the material weakness in our internal control over financial reporting and prevent any similar event from occurring, management designed a remediation plan to enhance the process in place for management’s review of the preliminary draft financials and variance analyses. We previously had utilized a process involving a detailed primary review of the preliminary financials that was followed by a high level secondary review. The secondary review ensures all actions from the primary review were effectively addressed before the financials are finalized. In the second quarter of 2007, management conducted both the primary and secondary review at the same detailed level of review to provide a more rigorous variance analysis of financial statement account fluctuations. In addition, accounting errors identified in the primary review were documented and evidence of correction of those items was confirmed during the secondary review prior to the issuance of the final financial statements. Additional technical financial resources are being added to conduct the secondary review and more experienced accounting staff was added to ensure that material misstatements do not occur in the future. Before concluding that the material weakness has been remediated, the new internal controls should be implemented and remain operational for a sufficient period of time to demonstrate that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The information required by this item is included in our Current Reports on Form 8-K dated May 29, 2007 and May 31, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

NUMBER	DOCUMENT
4.1
Registration Rights Agreement, dated as of May 25, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 25, 2007 and filed May 29, 2007).

4.2
Registration Rights Agreement, dated as of May 24, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 24, 2007 and filed May 31, 2007).

10.1
ORRI Distribution Agreement Limited Partner Interest Purchase and Sale Agreement, dated as of May 24, 2007, by and among BreitBurn Operating L.P. and TIFD X-III LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2007 and filed May 29, 2007).

10.2
Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners I, L.P. dated as of May 5, 2003 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 25, 2007 and filed May 29, 2007).

10.3
Unit Purchase Agreement, dated as of May 25, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 25, 2007 and filed May 29, 2007).

10.4
Unit Purchase Agreement, dated as of May 16, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 24, 2007 and filed May 31, 2007).

10.5
Amended and Restated Asset Purchase Agreement, dated as of May 16, 2007, by and among BreitBurn Operating L.P. and Calumet Florida, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 24, 2007 and filed May 31, 2007).

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

BREITBURN ENERGY PARTNERS L.P.

By: BREITBURN GP, LLC, its General Partner

Dated: August 14, 2007	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: August 14, 2007	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Dated: August 14, 2007	By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer