Form 10-Q
period 2007-09-30
BreitBurn Energy Partners L.P.
filed 2007-11-14
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes ☐ No ☑

The issuer had 67,020,641 common units outstanding as of November 14, 2007.

INDEX

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	1

	Glossary	2

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	• Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006	5
	• Unaudited Consolidated Balance Sheets at September 30, 2007, and December 31, 2006	6
	• Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	7
	• Unaudited Consolidated Statement of Partners’ Equity at September 30, 2007	8
	• Notes to Consolidated Financial Statements	9-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	33
Item 4.	Controls and Procedures.	36

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings.	37
Item 1A.	Risk Factors.	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44
Item 3.	Defaults Upon Senior Securities.	44
Item 4.	Submission of Matters to a Vote of Security Holders.	44
Item 5.	Other Information.	44
Item 6.	Exhibits.	45

Signatures		46

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This cautionary note is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” “could,” “will” and words of similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; the competitiveness of alternate energy sources or product substitutes; technological developments; delays in planned or expected drilling and development programs; the future performance of the properties acquired from Quicksilver Resources Inc.; potential disruption or interruption of the Partnership’s net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading Risk Factors in Part I- Item 1A of our 2006 Annual Report on Form 10-K and in Part II - Item 1A of this report. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

        productive well:    A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

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

_____________________________________

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries. References in this filing to “BreitBurn Energy” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries. References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner. References in this filing to “Provident” refer to Provident Energy Trust, the ultimate parent company of the indirect majority owner of our general partner, and its wholly owned subsidiaries. References in this filing to “Pro GP” refer to Pro GP Corp., BreitBurn Energy’s general partner and indirect subsidiary of Provident. References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner. References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator. References in this filing to “Partnership Properties” or “our properties” refer to, as of December 31, 2006, the oil and gas properties contributed to BreitBurn Energy Partners L.P. and its subsidiaries by BreitBurn Energy Company L.P. in connection with the Partnership’s initial public offering. These oil and gas properties include certain fields in the Los Angeles Basin in California, including interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming. As of January 1, 2007, “Partnership Properties” or “our properties” include any additional properties acquired in 2007.

_____________________________________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
Thousands of dollars, except per unit amounts	2007	2006	2007	2006

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$49,528	$37,947	$103,330	$107,377
Gains (losses) on derivative instruments, net (note 11)	(24,767)	17,747	(38,986)	(1,910)
Other revenue, net	130	386	608	922
Total revenues and other income items	24,891	56,080	64,952	106,389
Operating costs and expenses:
Operating costs	20,775	11,616	44,071	33,828
Depletion, depreciation and amortization	6,146	3,957	13,744	10,964
General and administrative expenses	5,057	4,202	19,193	16,389
Total operating costs and expenses	31,978	19,775	77,008	61,181

Operating income (loss)	(7,087)	36,305	(12,056)	45,208

Interest and other financing costs, net	522	1,041	1,623	2,737
Other expenses, net	71	369	127	466
Total other expense	593	1,410	1,750	3,203

Income (loss) before taxes and minority interests	(7,680)	34,895	(13,806)	42,005

Income tax expense (benefit) (note 5)	(250)	(237)	(562)	(237)
Minority interests (note 15)	37	(219)	47	1,039

Net income (loss) before change in accounting principle	(7,467)	34,439	(13,291)	42,807

Cumulative effect of change in accounting principle (note 12)	-	-	-	577

Net income (loss)	$(7,467)	$34,439	$(13,291)	$43,384

General Partner's interest in net (loss)	(114)		(225)

Net loss available to common unitholders	$(7,353)		$(13,066)

Basic net income (loss) per unit	$(0.25)	$0.19	$(0.52)	$0.24
Diluted net income (loss) per unit	$(0.25)	$0.19	$(0.52)	$0.24
Weighted average number of units used to calculate:
Basic net income per unit	29,006,002	179,795,294	25,266,060	179,795,294
Diluted net income per unit	29,006,002	179,795,294	25,266,060	179,795,294

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	Successor	Successor
	September 30,	December 31,
Thousands of dollars	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,452	$93
Accounts receivable, net	23,540	10,356
Non-hedging derivative instruments (note 11)	1,845	3,998
Related party receivables (note 7)	1,672	6,209
Inventory (note 6)	2,294	-
Prepaid expenses	741	215
Intangibles - current portion (note 4)	1,140	-
Other current assets	160	85
Total current assets	35,844	20,956
Investments	160	142
Property, plant and equipment
Oil and gas properties (note 4)	444,448	203,911
Non-oil and gas assets (note 4)	890	569
	445,338	204,480
Accumulated depletion and depreciation	(31,275)	(18,610)
Net property, plant and equipment	414,063	185,870
Other long-term assets
Deposit for oil and gas properties (note 4)	35,000	-
Intangibles (note 4)	1,808	-
Other long-term assets	4,626	276

Total assets	$491,501	$207,244
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$7,007	$3,308
Book overdraft	3,985	2,036
Non-hedging derivative instruments (note 11)	14,132	-
Related party payables (note 7)	8,750	5,913
Accrued liabilities and other current liabilities	9,035	2,201
Total current liabilities	42,909	13,458
Long-term debt (note 8)	48,000	1,500
Long-term related party payables (note 7)	1,640	467
Deferred income taxes (note 5)	3,480	4,303
Asset retirement obligation (note 9)	15,628	10,253
Non-hedging derivative instruments (note 11)	24,051	55
Total liabilities	135,708	30,036
Minority interests (note 15)	534	-
Commitments and contingencies (note 13)
Partners' equity (note 10)	355,259	177,208

Total liabilities and partners' equity	$491,501	$207,244

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statement of Cash Flows

	Successor	Predecessor
	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
Thousands of dollars	2007	2006

Cash flows from operating activities
Net income (loss)	$(13,291)	$43,384
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	13,744	10,964
Deferred stock based compensation	9,112	6,909
Stock based compensation paid	(3,753)	(4,400)
Non-hedging derivative instruments	40,281	(173)
Equity in earnings of affiliates, net of dividends	(18)	-
Deferred income tax	(824)	237
Minority interests	47	(1,039)
Cumulative effect of change in accounting principle	-	(577)
Other	193	1,014
Changes in net assets and liablities:
Increase in accounts receivable and other assets	(15,162)	(2,268)
Decrease in inventory	8,239	-
Due to (from) related parties	2,312	-
Increase (decrease) in accounts payable and other liabilities	8,219	(635)
Net cash provided by operating activities	49,099	53,416
Cash flows from investing activities
Capital expenditures	(18,198)	(36,941)
Property acquisitions	(266,740)	-
Proceeds from sale of assets, net	-	1,752
Payments of acquisition transaction costs	-	(80)
Net cash used by investing activities	(284,938)	(35,269)
Cash flows from financing activities
Issuance of common units	222,000	-
Repayments of initial distributions by predecessor members	581	-
Distributions	(30,642)	(36,357)
Proceeds from the issuance of long-term debt	143,500	81,200
Repayments of long-term debt	(97,000)	(67,200)
Book overdraft	1,949	3,310
Initial public offering costs	(190)
Cash contributed by minority interest	-	2,399
Payment of offering costs	-	(2,845)
Net cash provided (used) by financing activities	240,198	(19,493)
Increase (decrease) in cash	4,359	(1,346)
Cash beginning of period	93	2,740
Cash end of period	$4,452	$1,394

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statement of Partners' Equity

Thousands of dollars	Affiliated Limited Partners	Public Limited Partners	General Partner	Total
Balance, December 31, 2006	$59,138	$115,255	$2,815	$177,208

Private offering investment	-	222,000	-	222,000
Distributions	(18,603)	(11,485)	(553)	(30,641)
Net loss	(7,567)	(5,499)	(225)	(13,291)
Other	(17)	-	-	(17)

Balance, September 30, 2007	$32,951	$320,271	$2,037	$355,259

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership follows the successful efforts method of accounting for oil and gas activities. Depreciation, depletion and amortization (“DD&A”) of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On October 10, 2006, the Partnership completed an initial public offering of 6,000,000 common units representing limited partner interests of the Partnership (“Common Units”) at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount. Total proceeds from the sale of the Common Units in the initial public offering were $111 million, before underwriting discounts and offering costs, of approximately $7.8 million and $4.1 million, respectively. The Partnership used the net proceeds of $99.1 million to make distributions of $63.2 million to Provident Energy Trust (“Provident”) and BreitBurn Energy Corporation (“BreitBurn Corporation”) and to repay $36.5 million in assumed indebtedness. The historical relationship between the Predecessor, Provident and BreitBurn Corporation is further discussed under the caption “BreitBurn Energy Company L.P.” included elsewhere in this note. On November 1, 2006, the underwriters exercised their option to purchase an additional 900,000 Common Units to cover over-allotments in the initial public offering. The sale to cover over-allotments was at the initial public offering price of $18.50 per unit, less the underwriting discount, and closed on November 6, 2006. The Partnership used the net proceeds of approximately $15.5 million from the exercise of the underwriters’ over-allotment option to redeem 900,000 Common Units in the aggregate owned by Provident’s two indirect wholly-owned subsidiaries, Pro GP Corp. (“Pro GP”) and Pro LP Corp. (“Pro LP”), and BreitBurn Corporation. Following redemption, those Common Units were cancelled.

Additionally, on October 10, 2006:

a)
The Partnership entered into a Contribution, Conveyance and Assumption Agreement with BreitBurn Energy. Immediately prior to the closing of the initial public offering, the following transactions, among others, occurred pursuant to the Contribution, Conveyance and Assumption Agreement:

▪	BreitBurn Energy conveyed to OLP its interests in the Partnership Properties along with its stock in three subsidiaries and OLP assumed $36.5 million of indebtedness;

▪	BreitBurn Energy distributed its interest in OGP and its limited partner interest in OLP to Pro GP, Pro LP and BreitBurn Corporation in proportion to their ownership interests in BreitBurn Energy;

▪
Pro GP, Pro LP and BreitBurn Corporation conveyed a 0.01%, 1.90% and 0.09%, respectively, interest in OLP to the General Partner in exchange for a 0.40%, 95.15% and 4.45%, respectively, member interest in the General Partner;

▪	The General Partner conveyed its interest in OLP to the Partnership in exchange for a continuation of its 2% general partner interest in the Partnership; and

▪
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

As a result of the transactions described above, as of September 30, 2007, Provident and BreitBurn Corporation collectively owned 15,075,758 Common Units, representing a 51.97% limited partner interest and a 1.52% general partner interest in the Partnership. As of such date, the public holders owned 48.03% of the Common Units.

On November 1, 2007, the Partnership completed an acquisition and private placement of Common Units that further changed the overall ownership interests (see Note 16 - Subsequent Events).

BreitBurn Energy Company L.P. (Predecessor)

BreitBurn Energy, was formed on June 15, 2004 when Provident acquired BreitBurn Energy’s former predecessor, BreitBurn Energy Company LLC, which was then converted into BreitBurn Energy Company L.P., a Delaware limited partnership. At September 30, 2007, percentage interests in BreitBurn Energy were held as follows: Pro GP, the general partner, 0.4%; Pro LP, a limited partner, 95.50%; and BreitBurn Corporation, a limited partner, 4.10%.

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

4. Acquisitions

Third Quarter 2007

On September 11, 2007, the Partnership deposited in escrow $35 million relating to the Quicksilver Acquisition which was applied to the cash consideration at closing on November 1, 2007. See note 10 - Subsequent Events for a detailed description of the Quicksilver Acquisition.

Second Quarter 2007

On May 24, 2007, OLP entered into an Amended and Restated Asset Purchase Agreement with Calumet Florida, L.L.C. (“Calumet”), to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida through the acquisition of a limited liability company that owned all of the purchased assets (the “Calumet Acquisition” or “Calumet Properties”). The Calumet Properties are comprised of five separate oil fields, one 23-mile pipeline serving one field, one storage terminal and rights in a shipping terminal. The transaction closed on May 24, 2007. The purchase price was $100 million with an effective date of January 1, 2007. After adjustments for costs and revenues for the period between the effective date and the closing, including interest paid to the seller and after taking into account approximately 218,000 barrels of crude oil held in storage as of the closing date, and including acquisition related costs, the Partnership’s purchase price was approximately $108.1 million. The acquisition was financed through the Partnership’s sale of Common Units through a private placement (see note 10 for additional information on the private placement). The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction. The Partnership has made a preliminary allocation of the purchase price of $108.1 million, including approximately $0.4 million in acquisition costs to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Inventories	$10,533
Intangible assets	3,377
Oil and gas properties	98,131
Non oil and gas assets	672
Asset retirement obligation	(3,843)
Other current liabilities	(777)
$108,093

The preliminary purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management. The most significant assumptions related to the estimated fair values assigned to oil and gas properties with proved reserves. To estimate the fair values of these properties, estimates of oil and gas reserves were prepared by management in consultation with independent engineers. We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues were discounted using a cost of capital rate determined to be appropriate at the time of the acquisition. There were no estimated quantities of hydrocarbons other than proved reserves allocated in the purchase price of the Calumet Acquisition. The purchase price included the fair value attributable to the oil inventories held in storage at the closing date. The Partnership assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010. An intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation. Realized gains from these contracts will be recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts. The purchase price allocation is subject to final closing adjustments which are expected to be completed in the fourth quarter.

On May 25, 2007, OLP entered into a Purchase and Sale Agreement with TIFD X-III LLC (“TIFD”), pursuant to which it acquired TIFD’s 99% limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) for a total purchase price of approximately $82 million (the “BEPI Acquisition”). BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California. The general partner of BEPI is an affiliate of the general partner of the Partnership in which the Partnership has no ownership interest. As part of the transaction, BEPI distributed to an affiliate of TIFD a 1.5% overriding royalty interest in the oil and gas produced by BEPI from the two fields. The burden of the 1.5% override will be borne solely through the Partnership’s interest in BEPI. In connection with the acquisition, the Partnership also paid approximately $10.4 million to terminate existing hedge contracts related to future production from BEPI.

The BEPI Acquisition, including the termination of existing hedge contracts, was financed through the Partnership’s sale of Common Units in a private placement (see note 10 for additional information on the private placement). The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction. The Partnership has made a preliminary allocation of the purchase price of $92.5 million including approximately $0.1 million in acquisition costs to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Current assets	$2,813
Oil and gas properties	92,980
Current liabilities	(2,282)
Asset retirement obligation	(582)
Other liabilities	(398)
$92,531

The preliminary purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management. The most significant assumptions related to the estimated fair values assigned to oil and gas properties with proved reserves. To estimate the fair values of these properties, estimates of oil and gas reserves were prepared by management in consultation with independent engineers. We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues were discounted using a cost of capital rate determined appropriate at the time of the acquisition. There were no quantities of hydrocarbons other than proved reserves identified with the BEPI Acquisition. The purchase price allocation is subject to final closing adjustments which are expected to be completed within one year of the acquisition date.

In April 2007, the Partnership also completed the purchase of interests in certain oil and gas properties in Wyoming for approximately $0.9 million in cash.

First Quarter 2007

On January 23, 2007, the Partnership completed the purchase of certain oil and gas properties, known as the “Lazy JL Field” in the Permian Basin of Texas, including related property and equipment. The purchase price for the Lazy JL Field acquisition was approximately $29.0 million in cash, and was financed through borrowings under the Partnership’s existing revolving credit facility. The transaction was accounted for using the purchase method in accordance with SFAS No. 141 and was effective January 1, 2007. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties	$29,309
Asset retirement obligation	(282)
Other	2
$29,029

In March 2007, the Partnership also completed the purchase of certain oil and gas properties in California for approximately $1.0 million in cash.

The following unaudited pro forma financial information presents a summary of the Partnership’s consolidated results of operations for the third quarter and nine months ended September 30, 2007 and 2006, assuming the Calumet, BEPI and Lazy JL acquisitions had been completed as of the beginning of each period, including adjustments to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information assumes that the initial public offering that occurred in 2006 occurred January 1, 2006. As such, the 2006 results are presented on a comparable basis to the Successor and are not presented as pro forma for the Predecessor. The pro forma financial information also assumes the Partnership’s 2007 private placements of Common Units (see note 10) were completed as of the beginning of each period, since the private placements were contingent on the two acquisitions. The revenues and expenses of these two acquisitions are included in the consolidated results of the Partnership effective May 24 and May 25, 2007. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of these dates.

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
Thousands of dollars, except per unit amounts	2007	2006	2007	2006

Revenues	$24,891	$63,573	$91,507	$125,269
Income before cumulative effect of change in accounting principle	$(7,467)	$37,132	$(6,529)	$50,023
Net income	$(7,467)	$37,132	$(6,529)	$50,379
Income before cumulative effect of change in accounting principle per unit
Basic	$(0.25)	$1.28	$(0.23)	$1.72
Diluted	$(0.25)	$1.28	$(0.23)	$1.72
Net income per unit
Basic	$(0.25)	$1.28	$(0.23)	$1.74
Diluted	$(0.25)	$1.28	$(0.23)	$1.74

5. Income Taxes

The Partnership and most of its subsidiaries are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes. Essentially all of the Partnership’s taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of its members. As such, no federal income tax for these entities has been provided for in the accompanying financial statements. State income taxes were immaterial. However, the Partnership has two wholly owned subsidiaries, which are Subchapter C-corporations, as defined in the Internal Revenue Code that are subject to federal and state income taxes. In the third quarter of 2007, the subsidiaries recorded $0.3 million tax benefit in federal deferred taxes. For the nine months ended September 30, 2007, the subsidiaries recorded $0.1 million in current federal tax expense and $0.7 million tax benefit in federal deferred taxes. At September 30, 2007, the Partnership’s net deferred tax liability was $3.5 million.

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

6. Inventory

The Partnership, through its Calumet Acquisition (see note 4 - Acquisitions), had oil inventories at September 30, 2007. Oil inventories are carried at the lower of cost to produce or market price. Inventories purchased through the acquisition are carried in inventory based on the purchase price allocation detailed in note 4 - Acquisitions. At May 24, 2007, we allocated $10.5 million to the inventories purchased. After the acquisition date, the Partnership sold this purchased inventory and $10.5 million was charged to the consolidated statement of operations as inventory cost. After May 24, 2007, inventory additions were at cost and represent the Partnership’s production costs. The Partnership matches production expenses with crude oil sales. Production expenses associated with unsold crude oil inventory are recorded to inventory. Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter. The following table shows the detail of the inventory value reflected on the consolidated balance sheet at September 30, 2007.

Thousands of dollars
Beginning inventory (Acquisition - May 24, 2007)	$10,533
Cost of sales - purchased inventory	(10,533)
Cost of sales - produced inventory	(4,669)
Production costs including associated DD&A	6,409
Royalty owner share	554
Carrying amount, end of period	$2,294

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

During the third quarter and nine months ended September 30, 2007, the Partnership incurred approximately $5.1 million and $19.2 million, respectively, in direct and indirect general and administrative expenses from BreitBurn Management. The Partnership reimbursed BreitBurn Management $3.9 million and $17.2 million under the Administrative Services Agreement during the third quarter and nine months ended September 30, 2007, respectively.

At September 30, 2007 and December 31, 2006, the Partnership had the following receivables and payables with the Predecessor and BreitBurn Management (“affiliated companies”).

	September 30,	December 31,
Thousands of dollars	2007	2006
Related party receivables
Provident	$-	$556
Affiliated companies	1,672	5,653
Current related party receivables	$1,672	$6,209
Related party payables
Provident	$654	$280
Affiliated companies	8,096	5,633
Current related party payables	8,750	5,913
Affiliated companies	1,640	467
Long term related party payables	$1,640	$467

At September 30, 2007, the receivables from affiliated companies included receivables from BreitBurn Energy for oil and gas sales made on behalf of the Partnership from certain properties. For the nine months ended September 30, 2007, total oil and gas sales made on behalf of the Partnership for these properties were approximetly $1.4 million. At December 31, 2006, the receivables from affiliated companies included receivables from the Predecessor related primarily to cash collections made by the Predecessor from its oil purchasers for oil and gas sales made by the Partnership. In the nine months period of 2007, the Partnership collected from the Predecessor these outstanding receivables. At September 30, 2007, the current payables to affiliated companies included payables to BreitBurn Management that represent amounts due under the Administrative Services Agreement, which are mostly reflected as general and administrative expenses, including outstanding liabilities for employee related costs for equity-based compensation accruals. The long-term payables relate to BreitBurn Management and represent the long-term portion of equity-based compensation accruals.

In connection with the BEPI acquisition, the Partnership paid approximately $10.4 million to terminate existing hedge contracts related to future production from BEPI. The partnership had an affiliated company receivable of $0.1 million outstanding at September 30, 2007 for BEPI’s general partner share of the disposed hedge contracts.

At September 30, 2007 and December 31, 2006, the Partnership had a net payable to Provident of $0.7 million and $0.3 million, respectively related to management services. During the nine months ended September 30, 2007, the Partnership did not make any payments to Provident. At December 31, 2006, the Partnership was owed by Provident $0.6 million relating to the initial public offering distributions, which were collected in the first quarter of 2007.

8. Long-Term Debt

The Partnership’s long-term debt balances are summarized as follows:

	At September 30,	At December 31,
Thousands of dollars	2007	2006

$400 million credit facility	$48,000	$1,500

The credit facility’s borrowing base was $175 million at September 30, 2007. The credit facility was amended and restated on November 1, 2007 (see Note 16 - Subsequent Events). At September 30, 2007, the interest rate was the Prime Rate of 8.0% on the Prime Debt portion of $2.0 million and the LIBOR rate of 7.05% on the LIBOR portion of $46.0 million. At December 31, 2006, the interest rate was the Prime Rate of 8.5% on the Prime Debt portion of $1.5 million.

At September 30, 2007 and December 31, 2006, the Partnership was in compliance with the credit facility’s covenants. At September 30, 2007, the Partnership had $0.249 million in letters of credit outstanding.

9. Asset Retirement Obligation

The Partnership’s asset retirement obligation is based on the Partnership’s net ownership in wells and facilities and its estimate of the costs to abandon and reclaim those wells and facilities as well as its estimate of the future timing of the costs to be incurred. On October 10, 2006, in connection with the Partnership’s initial public offering, the Predecessor contributed certain properties to the Partnership along with their related asset retirement obligation (see note 2 for details on the contribution). The total undiscounted amount of future cash flows required to settle asset retirement obligations for the Partnership was estimated to be $118.5 million at September 30, 2007 and $82.4 million at December 31, 2006. The increase from year-end is attributable to various acquisitions (see note 4 -Acquisitions). Payments to settle asset retirement obligations occur over the operating lives of the assets, which are estimated to be from 3 to 50 years. Estimated cash flows have been discounted at the Partnership’s credit adjusted risk free rate of 7% and is partially offset by an inflation rate of 2%. The following table presents changes in the asset retirement obligation of the Partnership:

	Nine Months	October 10 to
	Ended September,	December 31,
Thousands of dollars	2007	2006
Carrying amount, beginning of period	$10,253	$-
Contribution from Predecessor	–	7,456
Revisions (1)	–	2,633
Acquisitions	4,711	–
Accretion expense	664	164

Carrying amount, end of period	$15,628	$10,253

(1) Increased cost estimates and revisions to reserve life.

10. Partners’ Equity

Private Placements

On May 24, 2007, the Partnership sold 4,062,500 Common Units, at a negotiated purchase price of $32.00 per unit, to certain investors (the “Purchasers”). The Partnership used $108 million from such sale to fund the cash consideration for the Calumet Acquisition and the remaining $22 million of the proceeds was used to repay indebtedness under the Partnership’s credit facility. Most of the debt repaid was associated with the Partnership’s first quarter 2007 acquisition of the Lazy JL properties in West Texas.

On May 25, 2007, the Partnership sold an additional 2,967,744 Common Units to the same Purchasers at a negotiated purchase price of $31.00 per unit. The Partnership used the proceeds of approximately $92 million to fund the BEPI Acquisition, including the termination of existing hedge contracts related to future production from BEPI.

In connection with the closing of these two private placements (the “Private Placements”), the Partnership entered into agreements with the Purchasers to file shelf registration statements to register the Common Units sold in the Private Placements and to use its commercially reasonable efforts to cause the registration statements to become effective within 275 days of the applicable closing dates. In addition, the agreements give the Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.

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

Distributions

On February 14, 2007, the Partnership paid a cash distribution in respect to the period from October 4, 2006 through December 31, 2006 of approximately $8.9 million to its general partner and common unitholders of record as of the close of business on February 5, 2007. The distribution that was paid to common unitholders was prorated to $0.399 per Common Unit from the $0.4125 that the Partnership anticipated to pay for the full quarter, reflecting the reduced period of time from the first day of trading of the Partnership’s Common Units on October 4, 2006 through December 31, 2006.

On May 15, 2007, the Partnership paid a cash distribution in respect of its first quarter of operations in 2007 of approximately $9.3 million, or $0.4125 per Common Unit, to its general partner and common unitholders of record as of the close of business on May 7, 2007.

On August 14, 2007, the Partnership paid a cash distribution in respect of its second quarter of operations in 2007 of approximately $12.4 million, or $0.4225 per Common Unit, to its general partner and common unitholders of record as of the close of business on August 7, 2007.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,
Thousands of dollars	2007	2006	2007	2006

Realized gain (loss) on derivative instruments	$(2,555)	$(1,959)	$1,295	$(3,896)
Unrealized gain (loss) on derivative instruments	(22,212)	19,706	(40,281)	1,986
Gains (losses) on derivative instruments, net	$(24,767)	$17,747	$(38,986)	$(1,910)

	Successor	Successor
	Sept 30,	December 31,
Thousands of dollars	2007	2006
Current assets:
Non-hedging derivative instruments	$1,845	$3,998
Current liabilities:
Non-hedging derivative instruments	(14,132)	$-
	(12,287)	3,998
Long-term liabilities:
Non-hedging derivative instruments	(24,051)	(55)

Non-hedging derivative instruments, net	$(36,338)	$3,943

In September 2007, in connection with the Quicksilver Acquisition (as defined below), the Partnership entered certain commodity swaps for crude oil and natural gas that were contingent upon the closing of the acquisition (see the following table). The crude oil contracts settle against NYMEX WTI and the natural gas contracts settle against Natural Gas - Michcon City Gate Inside FERC. During the third quarter, the Partnership recorded net unrealized losses of $12 million related to these commodity swaps (see note 16 - Subsequent Events).

Year	Product	Volume	Terms	Effective Period
2008	Crude Oil	680 Bbl/d	Swaps - $71.56 per Bbl	January 1 - December 31
2009	Crude Oil	680 Bbl/d	Swaps - $71.56 per Bbl	January 1 - December 31
2010	Crude Oil	680 Bbl/d	Swaps - $71.56 per Bbl	January 1 - December 31
2008	Natural Gas	48,643 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2009	Natural Gas	44,071 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2010	Natural Gas	40,471 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2011	Natural Gas	39,838 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - March 31

The Partnership also added the following contracts in the third quarter of 2007:

Year	Product	Volume	Terms (a)	Effective Period
2009	Crude Oil	500 Bbl/d	Swap $72.25 per Bbl	April 1 - June 30
		250 Bbl/d	Swap $72.47 per Bbl	October 1 - December 31
		250 Bbl/d	Participating Swap $62.50 per Bbl (67.3% participation above $62.50 floor)	January 1 - December 31
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	October 1 - December 31
		500 Bbl/d	Participating Swap $65.00 per Bbl (54.0% participation above $65 floor)	October 1 - December 31
		500 Bbl/d	Participating Swap $65.00 per Bbl (50.0% participation above $65 floor)	October 1 - December 31
2010	Crude Oil	250 Bbl/d	Swap $72.47 per Bbl	January 1 - June 30
		250 Bbl/d	Swap $71.58 per Bbl	January 1 - June 30
		500 Bbl/d	Participating Swap $65 per Bbl (50.0% participation above $65 floor)	January 1 - June 30
		250 Bbl/d	Swaps - $71.60 per Bbl	January 1 - July 31
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	January 1 - June 30
		250 Bbl/d	Participating Swap $62.50 per Bbl (56.2% participation above $62.50 floor)	January 1 - December 31

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

Stock-based compensation expense for the third quarter and nine months ended September 30, 2007, was $1.6 million and $9.1 million, respectively. The amount of stock-based compensation included in general and administrative expenses (“G&A”) was $1.5 million and $8.8 million for the third quarter and nine months ended September 30, 2007, respectively. The remaining amount of stock-based compensation was included in operating costs. Stock-based compensation expense for the Predecessor was $2.5 million and $4.3 million for the third quarter and nine months ended September 30, 2006, respectively.

During the nine months ended September 30, 2007, the Partnership granted 91,090 Partnership based performance and restricted units under the Partnership’s 2006 Long-Term Incentive Plan, of which 2,547 units were forfeited. Upon vesting, the Partnership based performance units can be settled in either cash or Partnership Common Units at the option of the holder while the restricted units are settled in cash. In addition, the Partnership granted 17,447 Partnership performance units to the non-employee directors of its general partner, which can be settled in either cash or Partnership Common Units at the option of the holder.

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

For our newly acquired properties in Florida, there are a limited number of alternative methods of transportation for our production. Substantially all of our oil production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services for a reasonable fee could result in the Partnership having to find transportation alternatives, increased transportation costs, or involuntary curtailment of its oil production in Florida, which could have a negative impact on its future consolidated financial position, results of operations or cash flows.

In connection with the recent private placements of Common Units to finance the Calumet Acquisition and the BEPI Acquisition, the Partnership agreed to file a shelf registration statement to register the Common Units it sold. If the shelf registration statement is not effective within 275 days after the closing of such private placements, then the Partnership must pay the Purchasers liquidated damages. The Partnership believes that it will be able to meet these requirements and does not expect to incur any damages. See the discussion under note 10 regarding the Partnership’s responsibilities pertaining to the sale of its Common Units in the private placements. See note 16 “Subsequent Events” regarding additional Common Units sold in additional private placements, which closed on November 1, 2007, and the discussion relating to liquidated damages in the event shelf registration statements are not effective within the applicable deadlines.

On October 2, 2007, the Partnership received a notice from the Internal Revenue Service (“IRS”) claiming a penalty amount due of $1.8 million for a late-filed informational Partnership return for the 2006 tax year. During 2007, the Partnership timely filed K-1 forms for each of its limited partners. The Partnership also believed that it had timely filed its 2006 tax return based on information it received from its tax advisors that the extension for its 2006 Partnership return was being timely filed. It now appears that the 2006 extension was not timely filed by the Partnership's tax advisors.

The Partnership has requested a waiver or a substantial reduction in the penalty from the IRS commensurate with the Partnership’s good faith belief that any necessary extensions had been requested, the technical nature of the violation with no late payment of taxes or reporting of information, the fact that all Schedule K-1 information was reported timely to all its partners, and the fact the Partnership return at issue was filed well within what would have been the automatic 6-month extension period.

The Partnership is in discussions with its parent company, which acted as its tax advisor, and a service provider to determine the amount, if any, ultimately due from the Partnership. The resolution of this matter and the probability of any related payment amount cannot be predicted or estimated at this time.

14. Supplemental Cash Flow Data

Supplemental cash flows and non-cash transactions were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
Thousands of dollars	2007	2006	2007	2006

Supplemental information relating to Consolidated Statement of Cash Flows
Cash paid for interest under credit facility	$238	$1,000	$1,196	$2,600

15. Minority Interests

The Partnership, through the BEPI Acquisition, (see note 4 - Acquisitions) acquired the limited partner interest (99%) of BEPI. As such, the Partnership is fully consolidating the results of BEPI and thus is recognizing a minority interest liability representing the book value of the general partner’s interests. At September 30, 2007, the amount of this minority interest liability was $0.5 million. The general partner of BEPI holds a 35% reversionary interest under the existing limited partnership agreement applicable to the properties. This reversionary interest is expected to occur at a defined payout, which currently is estimated to occur in 2015 based on current price and cost projections.

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

16. Subsequent Events

Distribution

On November 14, 2007, the Partnership paid a cash distribution of approximately $29.9 million, or $0.4425 per Common Unit, in respect of its third quarter of operations in 2007 to its general partner and common unitholders of record as of the close of business on November 12, 2007.

Completion of Quicksilver Acquisition and Related Registration Rights Agreement

On November 1, 2007, the Partnership completed the acquisition of certain assets (the “QRI Assets”) and equity interests (the “Equity Interests”) in certain entities from Quicksilver Resources Inc. (“Quicksilver” or “QRI”) in exchange for $750 million in cash and 21,347,972 Common Units (the “Quicksilver Acquisition”). The issuance of Common Units to QRI was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. Pursuant to the terms and conditions of the Contribution Agreement entered into by OLP and QRI, dated as of September 11, 2007 (the “Contribution Agreement”), OLP completed the Quicksilver Acquisition. OLP acquired all of QRI's natural gas, oil and midstream assets in Michigan, Indiana and Kentucky. The midstream assets in Michigan, Indiana and Kentucky consist of gathering, transportation, compression and processing assets that transport and process the Partnership's production and third party gas.

The preliminary purchase price allocations are based on preliminary reserve reports, quoted market prices and estimates by management. To estimate the fair values of acquired oil and gas reserves, we utilized our reserve engineers’ estimates of oil and natural gas proved reserves to arrive at estimates of future cash flows net of operating and development costs. The estimated future net cash flows were discounted at a weighted average cost of capital. An independent firm was retained to review the Partnership’s valuation process and the firm concluded the Partnership’s cash flow analysis is reasonable. The firm also assisted the Partnership in a preliminary valuation review of the acquired fixed assets including gas plants, pipelines and compression facilities. The preliminary purchase price allocation is subject to final closing adjustments and determination of tangible assets related to wells and facilities. As the Partnership has more access to the QRI Assets’ operating and financial data, there could be changes in valuation of the acquired assets and liabilities. The Partnership expects to finalize the purchase price allocation within one year of the acquisition date.

The Partnership’s preliminary purchase price allocation is presented below:

Purchase Price (Thousands of dollars)
Proceeds from sale of units to private investors *	$441,495
Proceeds from borrowings	316,382
Total cash	757,877

Fair market value of units issued to Quicksilver	700,000
Total Purchase Price	$1,457,877

* Net of fees and other costs of approximately $8.5 million.

In connection with the Quicksilver Acquisition, the Partnership entered into a registration rights agreement with QRI (the “QRI Registration Rights Agreement”), dated November 1, 2007. Pursuant to the QRI Registration Rights Agreement, the Partnership is required to file a shelf registration statement to register the common units issued to QRI pursuant to the Contribution Agreement entered into by the Partnership and QRI, and use its commercially reasonable efforts to cause the registration statement to become effective within one year of the closing date (the “QRI Registration Deadline”). In addition, the QRI Registration Rights Agreement gives QRI piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of QRI and, in certain circumstances, third parties. If the shelf registration statement is not effective by the QRI Registration Deadline, then the Partnership must pay QRI liquidated damages.

In connection with the Quicksilver Acquisition, the Partnership entered into a Transition Services Agreement (the “Transition Services Agreement”) with QRI. Under the terms of the Transition Services Agreement, QRI agreed to provide OLP certain land administrative, accounting and marketing services. In consideration for the land administrative and accounting services, the Partnership agreed to pay QRI monthly fees of $30,000 and $220,000, respectively. In consideration for the marketing services, the Partnership agreed to pay QRI a monthly fee determined by multiplying the total number of Mcfe sold during the previous month multiplied by $0.02. The term of the Transition Services Agreement commences on November 1, 2007 and terminates on the earlier of (i) March 31, 2008 or (ii) the date on which OLP has assumed responsibility for all of the services provided for in the Transition Services Agreement.

Unit Purchase Agreement and Related Registration Rights Agreement

On November 1, 2007, the Partnership sold 16,666,667 Common Units, at a negotiated purchase price of $27.00 per unit, to certain investors (the “Investors”). The Partnership used the proceeds from such sale to fund a portion of the cash consideration for the Quicksilver Acquisition.

In connection with the closing of the private placement, the Partnership entered into an agreement with the Investors to file a shelf registration statement to register the Common Units sold in the private placement and use its commercially reasonable efforts to cause the registration statement to become effective within 275 days of the applicable closing date. In addition, the agreement gives the Investors piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Investors and, in certain circumstances, to third parties. If the shelf registration statement is not effective within 275 days of the closing date, then the Partnership must pay the Investors liquidated damages. The private placement wasmade in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Amended and Restated Credit Agreement

On November 1, 2007, in connection with the Quicksilver Acquisition, OLP, as borrower, and the Partnership and its wholly owned subsidiaries, as guarantors, entered into a four year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and a syndicate of banks (the “Amended and Restated Credit Agreement”). The initial borrowing base of the Amended and Restated Credit Agreement is $700 million. Under the Amended and Restated Credit Agreement, borrowings may be used (i) to pay a portion of the purchase price for the Quicksilver Acquisition, (ii) for standby letters of credit, (iii) for working capital purposes, (iv) for general company purposes and (v) for certain permitted acquisitions and payments enumerated by the credit facility. Borrowings under the Amended and Restated Credit Agreement are secured by a first-priority lien on and security interest in all of the Partnership’s and certain of its subsidiaries’ assets. OLP borrowed approximately $316.4 million under the Amended and Restated Credit Agreement to fund a portion of the cash consideration for the Quicksilver Acquisition and to pay related transaction expenses.  As of November 2, 2007, approximately $328 million in indebtedness was outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains (i) financial covenants, including leverage, current assets and interest coverage ratios, and (ii) customary covenants, including restrictions on the Partnership’s ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90% of its borrowing base; make dispositions; or enter into a merger or sale of its property or assets, including the sale or transfer of interests in its subsidiaries.

The events that constitute an Event of Default (as defined in the Amended and Restated Credit Agreement) include: payment defaults; misrepresentations; breaches of covenants; cross-default and cross-acceleration to certain other indebtedness; adverse judgments against the Partnership in excess of a specified amount; changes in management or control; loss of permits; failure to perform under a material agreement; certain insolvency events; assertion of certain environmental claims; and occurrence of a material adverse effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Item 7 of our 2006 Annual Report on Form 10-K and the consolidated financial statements and related notes therein and Item 2 of our Quarterly Reports on Form 10-Q for the periods ending March 31, 2007 and June 30, 2007 and the consolidated financial statements and related notes therein. Our 2006 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the cautionary statement regarding forward-looking statements on page 1 of this report.

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

On November 1, 2007, as disclosed in the notes to the financial statements under Note 16 “Subsequent Events,” we acquired certain natural gas, oil, and midstream assets from Quicksilver in Michigan, Indiana and Kentucky in exchange for $750 million in cash and approximately 21.348 million Common Units. The acquisition includes: 5,000 gross producing wells; gross and net acreage of over 900,000 and 500,000, respectively; numerous development opportunities; estimated current daily production of approximately 72 million cubic feet of gas equivalents as of October 31, 2007; approximate 19 year reserve life; and integrated midstream assets. With this acquisition, natural gas accounts for approximately 60% of our total estimated proved reserves, up from 2% prior to the transaction.

In addition to the assets recently acquired from Quicksilver in Michigan, Indiana and Kentucky, our assets consist of producing and non-producing crude oil reserves located in the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming, the Permian Basin of West Texas and the Sunniland Trend in South Florida.

Our Predecessor, BreitBurn Energy, is a 95.90% owned indirect subsidiary of Provident, a publicly traded Canadian energy trust. Provident acquired its interest in BreitBurn Energy in June 2004 with the intent to use BreitBurn Energy as the primary acquisition vehicle to grow its upstream energy business in the United States. BreitBurn Energy Corporation (“BreitBurn Corporation”) owns the remaining 4.10% in BreitBurn Energy. In October 2004, BreitBurn Energy acquired the Orcutt Hills Oil Field in California and in March 2005, it acquired Nautilus Resources, LLC (‘‘Nautilus’’), a privately held company with assets in the Wind River and Big Horn Basins in central Wyoming. On October 10, 2006, we completed our initial public offering of 6,000,000 Common Units representing limited partner interests in the Partnership at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount. On November 6, 2006, we also completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering.

On May 24 and 25, 2007, we sold approximately $130 million and $92 million, respectively, of Common Units in two private placements (see note 10 to the consolidated financial statements included in this report for additional information on the private placements). We issued and sold 4,062,500 and 2,967,744 Common Units at $32.00 per unit and $31.00 per unit, respectively. On November 1, 2007, as disclosed in the notes to the financial statements under Note 16 “Subsequent Events,” we sold 16,666,667 Common Units for approximately $450 million, or $27.00 per unit, to certain investors in another private placement to fund a portion of the cash consideration for the Quicksilver Acquisition.

As of November 1, 2007, Provident and BreitBurn Corporation collectively own 15,075,758 Common Units, representing a 22.50% limited partner interest and a 0.66% general partner interest in us. Quicksilver is our largest unitholder with approximately 31.85% of the total Common Units. The public unitholders, other than Quicksilver, own the remaining 45.65% of the Common Units.

Significant Acquisitions

The following discussion details significant acquisitions completed in 2007 as of September 30, 2007:

Second Quarter 2007

On May 24, 2007, we completed the Calumet Acquisition (see note 4 to the consolidated financial statements included in this report for further details) to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida. The Calumet Properties are comprised of five separate oil fields, one 23-mile pipeline serving one field, one storage terminal and rights in a shipping terminal. After adjusting for costs and revenues for the period between the effective date of January 1, 2007 and the closing date, including interest paid to the seller, after taking into account more than 218,000 barrels of crude oil held in storage as of the closing date, and including acquisition related costs, our purchase pricewas approximately $108.1 million. The acquisition was financed by the sale of Common Units through a private placement. This acquisition added 9.5 MMBbls to our total estimated proved reserves, of which approximately 100% was oil and 90% was classified as proved developed reserves.

On May 25, 2007, we completed the BEPI Acquisition (see note 4 to the consolidated financial statements included in this report for further details) to purchase the limited partner interest in BEPI for approximately $82 million. In connection with the acquisition, we also terminated existing hedge contracts related to future production from BEPI for approximately $10.4 million. The total purchase price including acquisition related costs was approximately $92.5 million. BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California. The general partner of BEPI is an affiliate of our general partner but in which we have no ownership interest. As part of the transaction, BEPI distributed a 1.5% override on the oil and gas royalties in the two fields to the seller. The burden of the 1.5% override will be borne solely through our interest in BEPI. The acquisition was financed by the sale of Common Units through a private placement. This acquisition added 6.5 MMBoe to our total estimated proved developed reserves, of which approximately 99% was oil.

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

During 2006, industry price levels for WTI averaged $66 per barrel. In the third quarter 2007, WTI averaged $75 per barrel, compared with about $70 a year earlier. The average price for WTI for the nine months period of 2007 was $66 per barrel compared with about $68 per barrel a year earlier. However, crude-oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions. As of November 7, 2007, the NYMEX WTI price was $96.37 per barrel.

Prices for natural gas have historically fluctuated widely and in many regional markets are more closely aligned with supply and demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest. For example, the closing NYMEX wholesale price of natural gas was at a six-year low of approximately $2.98 per Mcf for August of 2002 and reached all all-time high of approximately $13.91 per Mcf for October 2005. During 2006, the closing NYMEX wholesale natural gas price ranged from $11.45 per Mcf for January of 2006 to a low of $4.20 per Mcf for October of 2006. During 2007, the closing NYMEX wholesale natural gas price ranged from a low of $5.38 per Mcf in August to a high of $8.33 per Mcf at the end of October.

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

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market. Our Los Angeles Basin crude oil is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI. Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI. Our newly acquired Florida crude oil also trades at a significant discount to NYMEX primarily because of its low gravity and other characteristics as well as its distance from a major refining market. Our newly acquired Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas. We have entered into natural gas swap contracts through March 2011 for $8.01 per mmbtu. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices, Our revenues and net income are sensitive to oil and natural gas prices. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas. We currently maintain derivative arrangements for a significant portion of our oil and gas production. See ‘‘Item 3. Quantitative and Qualitative Disclosure About Market Risk” and note 11 in the consolidated financial statements included in this report for more detail on our derivative activities.

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

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
Thousands of dollars, except as indicated	2007	2006	Inc / (dec)		2007	2006	Inc / (dec)
Total production (MBoe)	661	412	249	60%	1,630	1,217	413	34%
Average daily production (Boe/d)	7,184	4,475	2,709	61%	5,971	4,457	1,514	34%
Sales volumes (Mboe)	782	412	370	90%	1,802	1,217	585	48%
Average realized sales price (a)	$61.37	$59.84	$1.53	3%	$56.18	$56.78	$(0.60)	-1%
NYMEX WTI Spot Prices	$75.22	$70.48	$4.74	7%	$66.13	$68.08	$(1.95)	-3%
Average price differentials	$(13.85)	$(10.64)	$(3.21)	30%	$(9.95)	$(11.30)	$1.35	-12%
Oil, natural gas and natural gas liquid sales	$49,528	$24,740	$24,788	100%	$103,330	$69,315	$34,015	49%
Realized gains (losses) on derivative instruments	(2,555)	(1,103)	(1,452)	n/a	1,295	(1,104)	2,399	n/a
Unrealized gains (losses) on derivative instruments	(22,212)	17,104	(39,316)	n/a	(40,281)	229	(40,510)	n/a
Other revenues, net	130	408	(278)	-68%	608	945	(337)	-36%
Total revenues	$24,891	$41,149	$(16,258)	-40%	$64,952	$69,385	$(4,433)	-6%
Lease operating expenses	$13,759	$7,711	$6,048	78%	$33,081	$20,520	$12,561	61%
Transportation expenses	1,468	-	1,468	n/a	1,878	-	1,878	n/a
Uninsured loss	100	-	100	n/a	100	-		n/a
Purchases	70	84	(14)	-17%	220	218	2	1%
Change in inventory	5,378	-	5,378	n/a	8,793	-	8,793	n/a
Total operating costs	$20,775	$7,795	$12,980	167%	$44,072	$20,738	$23,334	113%
Lease operating expenses per Boe (b)	$20.82	$18.73	$2.09	11%	$20.30	$16.86	$3.44	20%
Depletion,depreciation & amortization	$6,146	$2,746	$3,400	124%	$13,744	$7,377	$6,367	86%
DD&A per Boe (b)	$9.30	$6.67	$2.63	39%	$8.43	$6.06	$2.37	39%

(a) Realized prices (excluding derivatives) = (Oil and gas sales - Transportation - Purchases ) / Sales volumes
(b) Lease operating expenses per Boe and DD&A per Boe are calculated using total production volumes.

Comparison of Results of the Partnership for the Quarter and Nine Months Ended September 30, 2007 and 2006

The variance in the results of the Partnership was due to the following components:

Production

For the third quarter ended September 30, 2007, production volumes increased by 249 MBoe, or 60%, as compared to the same period a year ago. The increase was primarily due to acquisitions that added 233 MBoe of production during the current period. Our Wyoming production was 22 MBoe higher, or 12%, in the third quarter of 2007 compared to the same period a year ago, primarily due to successful optimization and drilling projects. These increases were partially offset by lower production due to natural field declines in our California properties.

For the nine months ended September 30, 2007 as compared to the same period a year ago, production volumes increased by 413 MBoe, or 34%. The increase was primarily due to acquisitions that added 389 MBoe in the nine months period of 2007. Our Wyoming production was 66 MBoe higher, or 12%, in the nine months ended September 30, 2007 compared to the same period a year ago due to successful optimization and drilling projects. These increases were offset by lower production due to natural field declines primarily in our California properties.

Revenues

Including unrealized gains and losses, total revenues decreased by $16.3 million in the third quarter of 2007 as compared to the same period a year ago. The third quarter of 2007 included $22.2 million in unrealized losses from derivative instruments as compared to a gain of $17.1 million in the third quarter of 2006. The unrealized losses in the third quarter of 2007 reflected higher crude oil futures prices and $12 million in unrealized losses from contingent commodity swaps related to the Quicksilver Acquisition. Realized losses from derivative instruments during the current quarter were $1.5 million higher than the comparable quarter a year ago reflecting overall higher crude oil prices. Offsetting the losses from derivative instruments were higher sales volumes. In the third quarter of 2007, sales volumes were 370 MBoe, or 90%, higher than the prior year quarter. This increase was primarily from acquisitions that added 353 MBoe of sales in the current period. Our Florida operations sold 251 MBoe which included 118 MBOE from inventory purchased in the Calumet Acquisition with the balance coming from oil produced since the date of acquisition on May 24, 2007. In addition, our sales volumes included 22 MBoe related to our Texas operations and 80 MBoe from the BEPI Acquisition, both of which were acquired in 2007.

Including unrealized gains and losses, total revenues decreased by $4.4 million in the nine months ended September 30, 2007 as compared to the same period of 2006. The nine month period of 2007 included $40.3 million in unrealized losses from derivative instruments as compared to a gain of $0.3 million in the nine month period of 2006. The unrealized losses in the nine month period of 2007 reflected higher crude oil futures prices and the $12 million unrealized loss from contingent commodity swaps related to the Quicksilver Acquisition. Realized gains from derivative instruments during the nine month period of 2007 were $1.3 million versus a loss of $1.1 million during the comparable period of 2006 reflecting lower average prices in 2007 compared to the same period a year ago. Offsetting the losses from derivative instruments were higher sales volumes. In the nine month period of 2007, sales volumes were 585 MBoe, or 48%, higher than the same period a year ago. This increase was primarily from acquisitions that added 546 MBoe of sales in the current period. Our sales volumes included 362 MBoe from our Florida operations, 71 MBoe from our Texas operations and 114 MBoe from the BEPI Acquisition.

Lease operating expenses

Lease operating expenses for the current quarter of 2007 totaled $13.8 million, or $20.82 per Boe, 11% higher than the same period a year ago. Lease operating expenses for the nine months ended September 30, 2007, totaled $33.1 million, or $20.30 per Boe, 20% higher than the same period a year ago. The higher per Boe amounts are primarily attributable to the effects of industry-wide service and material cost increases, especially in California, higher per Boe lease operating expenses attributable to our operations in Florida and higher overall maintenance related expenditures.

Transportation costs

In Florida, our crude oil sales are transported from the field by trucks and pipeline and then barged to the sale point. Transportation costs incurred in connection with such operations are reflected as an operating cost on the consolidated statement of operations. In the third quarter of 2007, we recorded two sales from our Florida operations as discussed in the revenues section above and recorded transportation costs of approximately $1.5 million. For the nine months ended September 30, 2007, transportation costs totaled $1.9 million.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $6.1 million, or $9.30 per Boe, in the third quarter of 2007, which was an increase of approximately 39% per Boe from the same period a year ago. DD&A expense totaled $13.7 million, or $8.43 per Boe, in the nine months ended September 30, 2007, which was an increase of approximately 39% per Boe from the same period a year ago. The increase in DD&A rates was due to the capital investments from our recently completed acquisitions, which were purchased at market values. Under the successful efforts method of accounting, we calculate DD&A on an individual producing field basis. Changes in reserve estimates and in the timing and amount of abandonment cost estimates as well as changes in the timing and amount of development projects of one or two fields can cause variations in the aggregate DD&A rate. DD&A rates were also impacted by changes in reserve estimates at December 31, 2006, primarily related to our Wyoming properties.

General and Administrative Expenses for the Quarter and Nine Months Ended September 30, 2007

Our general and administrative expenses totaled $5.1 million and $19.2 million for the third quarter and nine months ended September 30, 2007, respectively. This included $1.5 million and $8.8 million in stock-based compensation expense related to management incentive plans for the third quarter and nine months ended September 30, 2007, respectively, reflecting an approximate 35% increase in the price of our Common Units during the nine months period of 2007. General and administrative expenses other than stock-based compensation were $3.5 million and $10.2 million for the third quarter and nine months ended September 30, 2007, respectively.

Results of Operations - For the Partnership’s Predecessor for the Quarter and Nine Months Ended September 30, 2006

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

BreitBurn Energy - Quarter and Nine Months Ended September 30, 2006

Third quarter Ended September 30, 2006

Net revenue for BreitBurn Energy was $56.1 million in the third quarter of 2006, which included unrealized gains on derivative instruments of $19.7 million and realized losses on derivative instruments of $2.0 million. The revenues from the properties conveyed to us represented approximately 73% of the total BreitBurn Energy total revenues.

Operating costs for BreitBurn Energy were $11.6 million in the third quarter of 2006. The operating costs of the properties conveyed to us represented approximately 67% of the total BreitBurn Energy total operating costs.

General and administrative expenses for BreitBurn Energy were $4.2 million in the third quarter of 2006. Our current levels of general and administrative expenses are not comparable with its Predecessor due to higher expenses from being a publicly traded enterprise.

DD&A expenses for BreitBurn Energy were $4.0 million in the third quarter of 2006. The DD&A of the properties conveyed to us represented approximately 65% of the total BreitBurn Energy DD&A expense.

Nine Months Ended September 30, 2006

Net revenue for BreitBurn Energy was $106.4 million in the nine months ended September 30, 2006, which included unrealized gains on derivative instruments of $2.0 million and realized losses on derivative instruments of $3.9 million. The revenues from the properties conveyed to us represented approximately 65% of the total BreitBurn Energy total revenues.

Operating costs for BreitBurn Energy were $33.8 million in the nine months ended September 30, 2006. The operating costs of the properties conveyed to us represented approximately 61% of the total BreitBurn Energy total operating costs.

General and administrative expenses for BreitBurn Energy were $16.4 million in the nine months ended September 30, 2006. Our current levels of general and administrative expenses are not comparable to those of our Predecessor due to our higher expenses from being a publicly traded enterprise.

DD&A expenses for BreitBurn Energy were $11.0 million in the nine months ended September 30, 2006. The DD&A of the properties conveyed to us represented approximately 67% of the total BreitBurn Energy DD&A expense.

Liquidity and Capital Resources

Our cash flow from operating activities for the nine months ended September 30, 2007 was $49.1 million. The current year results reflect cash from operations including collections of approximately $3.4 million for certain receivables from our Predecessor that were not collected at December 31, 2006. In addition, the 2007 results included stock compensation payments of $3.8 million.

During the nine months ended September 30, 2007, acquisitions net of liabilities assumed were approximately $266.7 million. The Calumet Acquisition, completed in the second quarter, totaled approximately $108.1 million, the BEPI Acquisition, also completed in the second quarter, totaled approximately $92.5 million and the Lazy JL acquisition, completed in the first quarter, totaled $29.1 million. In the third quarter of 2007, we deposited in escrow $35 million relating to the Quicksilver Acquisition which was applied to the cash consideration at closing on November 1, 2007. The remaining $2.0 million was for two other minor acquisitions. Our capital expenditures in the nine months ended September 30, 2007 were $18.2 million.

Our primary sources of liquidity are cash generated from operations, amounts available under our revolving credit facility and funds that were raised through our recent Private Placements or may be raised through possible future private or public equity and debt offerings. We raised approximately $267 million by selling approximately seven million Common Units in two Private Placements which funded the Calumet Acquisition and the BEPI Acquisition and were used to repay some of our outstanding borrowings under our credit facility. In the nine months ended September 30, 2007, our cash distributions totaled approximately $30.6 million. Our cash distribution in the third quarter of 2007 was $0.4225 per unit, or $1.69 per unit on an annualized basis.

We had outstanding borrowings under our credit facility of $48 million at September 30, 2007 and $1.5 million at December 31, 2006. During the nine months ended September 30, 2007, we borrowed $143.5 million and repaid $97 million under the credit facility. The borrowings at September 30, 2007 included the $35 million deposit relating to the Quicksilver Acquisition.

On November 1, 2007, we completed the Quicksilver Acquisition and private placement described above under “-Overview” and amended and restated our credit facility as described below under “-Credit Facility.” As a result, our cash flows and needs in future periods will be different than in prior periods.

The Partnership plans to make substantial capital expenditures in the future for the acquisition, exploitation and development of oil and natural gas properties. The Partnership intends to finance its acquisition and future development and exploitation activities with a combination of cash flow from operations and issuances of debt and equity securities.

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

Credit Facility

Our wholly owned subsidiary, BreitBurn Operating L.P., as borrower, and we and our operating subsidiaries, as guarantors, had a $400.0 million revolving credit facility with Wells Fargo Bank, N.A., as lead arranger, administrative agent and issuing lender, and a syndicate of banks until November 1, 2007. On November 1, 2007, the Partnership entered into a four year, $1.5 billion amended and restated revolving credit facility with Well Fargo Bank, N.A. and Credit Suisse Securities (USA) LLC, and a syndicate of banks (see note 16 to the consolidated financial statements included in this report for further details regarding the amended and restated credit facility). The new borrowing base of this credit facility is $700 million. As of November 2, 2007, approximately $328 million in indebtedness was outstanding under the amended and restated credit facility.

We do not have any off-balance sheet arrangements and there have been no significant changes in our contractual obligations as discussed in our Annual Report on Form 10-K as of September 30, 2007.

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

Interest Rate Risk

At September 30, 2007, we had no interest rate derivatives in effect. We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. If interest rates on our variable interest rate debt of $48 million, as of September 30, 2007, increase or decrease by 1%, our annual interest cost would have increased or decreased by approximately $0.5 million.

Commodity Price Risk

Derivative contracts added in the third quarter of 2007 are summarized in the table presented in note 11 to the consolidated financial statements included in this report. Location and quality discounts or differentials attributable to our production are not reflected in the prices listed in note 11. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price. Our Los Angeles Basin crude is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX. Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at prices substantially equal to NYMEX crude oil prices. Our Florida crude also trades at a significant discount to NYMEX primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market. Our newly acquired Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry bench mark prices.

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in commodity derivative income (loss) on the statement of operations. These changes often have a material impact on our results of operations, including a loss of $24.8 million for the three months ended September 30, 2007 compared to a gain of $16.0 million for the three months ended September 30, 2006.

The following table summarizes our derivative instruments as of September 30, 2007:

Year	Product	Volume	Terms (a)	Effective Period
2007	Crude Oil	3,213 Bbl/d	Swaps - average $67.69 per Bbl	October 1 - December 31
		338 Bbl/d	Participating Swap $60 per Bbl (86% participation above $60 floor)	October 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	October 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	October 1 - December 31
2008	Crude Oil	2,875 Bbl/d	Swaps - average $67.72 per Bbl	January 1 - June 30
		325 Bbl/d	Swap - $70.37 per Bbl	January 1 - December 31
		250 Bbl/d	Swap $71.24 per Bbl	July 1 - September 30
		525 Bl/d	Swaps - average $64.68 per Bbl	July 1 - December 31
		750 Bbl/d	Swaps - average $70.49 per Bbl	October 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	January 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	January 1 - June 30
		425 Bbl/d	Participating Swap $60.00 per Bbl (76.0% participation above $60 floor)	January 1 - December 31
		2,500 Bbl/d	Participating Swap $60.00 per Bbl (53.3% participation above $60 floor)	July 1 - September 30
		2,000 Bbl/d	Participating Swap $60.00 per Bbl (59.0% participation above $60 floor)	October 1 - December 31
2009	Crude Oil	750 Bbl/d	Swaps - average $71.05 per Bbl	January 1 - March 31
		500 Bbl/d	Swap $72.25 per Bbl	April 1 - June 30
		785 Bbl/d	Swaps - average $65.52 per Bbl	January 1 - December 31
		500 Bbl/d	Swaps - average $71.24 per Bbl	October 1 - December 31
		210 Bbl/d	Collar $66.00 (floor)/$79.50 (Ceiling)	January 1 - December 31
		250 Bbl/d	Participating Swap $62.50 per Bbl (67.3% participation above $62.50 floor)	January 1 - December 31
		410 Bbl/d	Participating Swap $60.00 per Bbl (68.0% participation above $60 floor)	January 1 - December 31
		2,000 Bbl/d	Participating Swaps $60.00 per Bbl (Avg. 58.7 % participation above $60 floor)	January 1 - September 30
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	October 1 - December 31
		1,000 Bbl/d	Participating Swaps $65.00 per Bbl (Avg. 52% participation above $65 floor)	October 1 - December 31
2010	Crude Oil	500 Bbl/d	Swaps - average $69.75 per Bbl	January 1 - March 31
		500 Bbl/d	Swaps - average $72.03 per Bbl	January 1 - June 30
		250 Bbl/d	Swaps - $71.60 per Bbl	January 1 - July 31
		500 Bbl/d	Participating Swap $65.00 per Bbl (50.0% participation above $65 floor)	January 1 - June 30
		183 Bbl/d	Swap - $69.59 per Bbl	January 1 - December 31
		183 Bbl/d	Collar $66.00 (floor)/$79.25 (Ceiling)	January 1 - December 31
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	January 1 - June 30
		250 Bbl/d	Participating Swap $62.50 per Bbl (56.2% participation above $62.50 floor)	January 1 - December 31
		933 Bbl/d	Participating Swap $60.00 per Bbl (59.0% participation above $60 floor)	January 1 - December 31
2011	Crude Oil	1,377 Bbl/d	Participating Swap $60.00 per Bbl (53.0% participation above $60 floor)	January 1 - December 31
		177 Bbl/d	Swap - $69.15 per Bbl	January 1 - December 31
		177 Bbl/d	Collar $66.00 (floor)/$77.60 (Ceiling)	January 1 - December 31

The contingent commodity swaps entered into in support of the Quicksilver Acquisition discussed in note 11 in the consolidated financial statements included in this report are also presented below. The crude oil contracts settle against NYMEX WTI and the natural gas contracts settle against Natural Gas - Michcon City Gate Inside FERC.

Year	Product	Volume	Terms	Effective Period
2008	Crude Oil	680 Bbl/d	Swaps - $71.56 per Bbl	January 1 - December 31
2009	Crude Oil	680 Bbl/d	Swaps - $71.56 per Bbl	January 1 - December 31
2010	Crude Oil	680 Bbl/d	Swaps - $71.56 per Bbl	January 1 - December 31
2008	Natural Gas	48,643 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2009	Natural Gas	44,071 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2010	Natural Gas	40,471 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2011	Natural Gas	39,838 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - March 31

The fair value of our outstanding oil and gas commodity derivative instruments at September 30, 2007 was a net liability of approximately $36 million. With a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments would have increased or decreased our liability by $135 million, respectively.

Item 4. Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our general partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2007, concluded that our disclosure controls and procedures were not effective because a “material weakness” in our internal control over financial reporting continues to exist. In the process of finalizing the audit of our financial statements for the period ended December 31, 2006, management identified deficiencies in our internal control over financial reporting with regard to our valuation of certain derivative instruments and the completeness of production and property taxes which constitute a material weakness. We did not maintain effective internal controls over:

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

To address the material weakness in our internal control over financial reporting and prevent any similar event from occurring, management designed a remediation plan to enhance the process in place for management’s review of the preliminary draft financials and variance analyses. We previously had utilized a process involving a detailed primary review of the preliminary financials that was followed by a high level secondary review. The secondary review ensures all actions from the primary review were effectively addressed before the financials are finalized. In the third quarter of 2007, management conducted both the primary and secondary review at the same detailed level of review to provide a more rigorous variance analysis of financial statement account fluctuations. In addition, accounting errors identified in the primary review were documented and evidence of correction of those items was confirmed during the secondary review prior to the issuance of the final financial statements. Additional technical financial resources are being added to conduct the secondary review and more experienced accounting staff was added to ensure that material misstatements do not occur in the future. Before concluding that the material weakness has been remediated, the new internal controls should be implemented and remain operational for a sufficient period of time to demonstrate that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report”). Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A, of our Annual Report.

Risks Related to the Quicksilver Acquisition

The integration of the oil and gas properties that we acquired from Quicksilver Resources Inc. will be difficult, and could divert our management’s attention away from our other operations.

There is a significant degree of difficulty and management involvement inherent in the process of integrating the oil and gas properties in Michigan, Kentucky and Indiana that we acquired from Quicksilver Resources Inc. These difficulties include:

·  challenges inherent in managing a significantly larger company;
·  difficulties associated with coordinating geographically separate organizations;
·  potential issues arising from integrating two historically different business cultures;
·  retaining personnel associated with the Michigan, Kentucky and Indiana properties following the acquisition; and
·  challenges and costs of integrating the information technology systems.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which could decrease the time they will have to manage other parts of our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

If we fail to realize the anticipated benefits of the Quicksilver Acquisition, unitholders may receive lower returns than they expect.

The success of our recent acquisition of Michigan, Indiana and Kentucky properties will depend, in part, on our ability to realize the anticipated growth opportunities from combining these assets with our existing business. Assuming we are able to successfully combine these assets with our existing business, it still may not be possible to realize the full benefits of the proved reserves, enhanced growth of production volume, cost savings from operating synergies and other benefits that we currently expect to result from the acquisition, or realize these benefits within the time frame that is currently expected. The benefits of the acquisition may be offset by operating losses relating to changes in commodity prices, or in oil and natural gas industry conditions, or by risks and uncertainties relating to the combined company’s prospects, or an increase in operating or other costs or other difficulties. As part of its year-end reserve reporting process, the Partnership’s independent engineering firm will review the reserves related to these properties. Depending on our allocation of capital resources relating to the development and exploitation of these properties, commodity prices and service costs, the estimate of proved reserves attributable to these properties may be affected. These properties will require an active drilling program in order to maintain production levels. If we fail to realize the benefits we anticipate from the acquisition, unitholders may receive lower returns on our common units than they expect.

We may incur significant charges relating to the integration plan that could materially and adversely affect our period-to-period results of operations following the acquisition.

We anticipate that from time to time we will incur charges to our earnings in connection with the integration of the recently acquired Michigan, Indiana and Kentucky properties. These charges will include expenses incurred in connection with retaining employees and increased professional and consulting costs. Some factors affecting the cost of the integration include the training of new employees and the limited length of time during which transitional services are provided by Quicksilver Resources Inc.

Risk Related to Our Business

We are exposed to the volatility of both oil and natural gas prices. A decline in commodity prices will cause a decline in our cash flow from operations, which may force us to reduce our distributions or cease paying distributions altogether. Price differentials between published oil and natural gas prices and what we actually receive also have been very volatile historically.

Following our acquisition of oil and natural gas properties in Michigan, Indiana and Kentucky from Quicksilver Resources Inc., natural gas accounts for approximately 60% of the total estimated proved reserves attributable to our oil and natural gas properties and will account for a substantial portion of our production on an mcfe basis. The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

·  domestic and foreign supply of and demand for oil and natural gas;
·  market prices of oil and natural gas;
·  level of consumer product demand;
·  weather conditions;
·  overall domestic and global economic conditions;
·  political and economic conditions in oil and natural gas producing countries, including those in the Middle East and South America;
·  actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;
·  impact of the U.S. dollar exchange rates on oil and natural gas prices;
·  technological advances affecting energy consumption;
·  domestic and foreign governmental regulations and taxation;
·  the impact of energy conservation efforts;
·  the proximity, capacity, cost and availability of oil and natural gas pipelines and other transportation facilities;
·  an increase in imports of liquid natural gas; and
·  the price and availability of alternative fuels.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. For example, as of November 7, 2007, the NYMEX WTI price was $96.37 per barrel, and the Henry Hub natural gas price was $7.62 per MMBtu. During the year ended December 31, 2006, the NYMEX WTI price ranged from a high of $77.03 per barrel to a low of $55.81 per barrel, while the Henry Hub natural gas price ranged from a high of $9.92 per MMBtu to a low of $3.67 per MMBtu. For the year ended December 31, 2005, the NYMEX WTI oil price ranged from a high of $70.50 per barrel to a low of $41.60 per barrel, while the NYMEX Henry Hub natural gas price ranged from a high of $15.52 per MMBtu to a low of $5.17 per MMBtu.

Price discounts or differentials between NYMEX WTI prices and what we actually receive are also historically very volatile. For instance, during calendar year 2006, the price discount from NYMEX WTI for our Wyoming production varied from $11.38 to $31.87 per barrel. This represented a percentage of the total price per barrel ranging from 16% to 51%. For California crude oil, our discount varied from $2.99 to $4.53, which was 5% to 7% of the total price per barrel. Our newly acquired Florida crude oil also trades at a significant discount to NYMEX primarily because of its low gravity and other characteristics as well as its distance from a major refining market. Our newly acquired Florida crude oil also trades at a significant discount to NYMEX primarily because of its low gravity and other characteristics as well as its distance from a major refining market. For Florida crude oil, our discount is approximately $14.50, including transportation expenses of approximately $4.00 per barrel, which discount was 18% to 20% of the total price per barrel.

Oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Because natural gas will account for approximately 60% of our estimated proved reserves as of December 31, 2006 (on a pro forma basis, including reserves of the Michigan, Indiana and Kentucky properties) and will be a substantial portion of our current production on a mcfe basis, our financial results will be more sensitive to movements in natural gas prices than prior to the acquisition of these properties

Our revenue, profitability and cash flow depend upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:

·	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically;
·	reduce the amount of cash flow available for capital expenditures;
·	limit our ability to borrow money or raise additional capital; and
·	impair our ability to pay distributions.

If we raise our distribution levels in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during subsequent periods of lower commodity prices.

Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders. To the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our differentials would widen and our margins would be adversely affected.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently and may in the future enter into derivative arrangements for a significant portion of our oil and natural gas production that could result in both realized and unrealized hedging losses.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we utilize are primarily based on NYMEX WTI and Mich Con City-Gate-Inside FERC prices, which may differ significantly from the actual crude oil and natural gas prices we realize in our operations. Furthermore, we have adopted a policy that requires, and our credit facility also mandates, that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we will continue to have direct commodity price exposure on the portion of our production volumes not covered by these derivative transactions.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution in our profitability and liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

In addition, our derivative activities are subject to the following risks:

·	a counterparty may not perform its obligation under the applicable derivative instrument;
·	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and
·
the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Higher oil and natural gas prices generally result in increased prices for drilling equipment, crews and associated supplies, equipment and services. To the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our differentials would widen and our margins would be adversely affected.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

We borrowed from our credit facility to fund a portion of the cash consideration for our acquisition of oil and natural gas properties in Michigan, Indiana and Kentucky from Quicksilver Resources Inc. and related transaction expenses. As of November 2, 2007, we had approximately $328 million in indebtedness outstanding under our credit facility. Our existing and future indebtedness could have important consequences to us, including:

·
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisition or other purposes may be impaired or such financing may not be available on favorable terms;

·
covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

·
we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

·	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

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

Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of November 2, 2007, we had approximately $328 million in borrowings outstanding under our credit facility. Our current borrowing base is $700 million. The borrowing base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, a decline in oil or natural gas prices could cause the lenders under our credit facility to redetermine our borrowing base and the available borrowing amount could be decreased to a level below our borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base.

The operating and financial restrictions and covenants in our credit facility restrict and any future financing agreements likely would restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions. Our credit facility restricts and any future credit facility likely would restrict our ability to:

·	incur indebtedness;
·	grant liens;
·	make certain acquisitions and investments;
·	lease equipment;
·	make capital expenditures above specified amounts;
·	redeem or prepay other debt;

·	make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base;
·	enter into transactions with affiliates; and
·	enter into a merger, consolidation or sale of assets.

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

Delays in obtaining oil field equipment and increases in drilling and other service costs could adversely affect our ability to pursue our drilling program and our results of operations.

There is currently a high demand for and a general shortage of drilling equipment and supplies. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. We believe that these shortages could continue. Accordingly, we cannot assure you that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and we may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future. Any such delays and price increases could adversely affect our ability to pursue our drilling program and our results of operations.

We cannot control the operations of natural gas processing and transportation facilities we do not own or operate.

Other companies own processing plants and pipelines that deliver a majority of the natural gas production from our recently acquired properties in Michigan to market. We have no influence over the operation of these facilities and must depend upon the owners of these facilities to minimize any loss of processing and transportation capacity. In Florida, there are a limited number of alternative methods of transportation for our production, and substantially all of our oil production is transported by pipelines, trucks and barges owned by third parties. The inability or, unwillingness of these parties to provide transportation services for a reasonable fee could result in the Partnership having to find transportation alternatives, increased transportation costs, or involuntary curtailment of our oil and gas production in Michigan and Florida, which could have a negative impact on its future consolidated financial position, results of operations or cash flows.

Several companies have entered into purchase contracts with us for a significant portion of our production and, if they default on these contracts, we could be materially and adversely affected.

Natural gas purchase contracts account for a significant portion of revenues relating to the Michigan, Indiana and Kentucky properties that we recently acquired. We cannot assure you that the other parties to these contracts will continue to perform under the contracts. If the other parties were to default after taking delivery of our natural gas, it could have a material adverse effect on our cash flows for the period in which the default occurred. A default by the other parties prior to taking delivery of our natural gas could also have a material adverse effect on our cash flows for the period in which the default occurred depending on the prevailing market prices of natural gas at the time compared to the contractual prices.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

We rely exclusively on sales of oil and natural gas that we produce. Furthermore, all of our assets are located in California, Wyoming, Texas, Florida, Michigan, Indiana and Kentucky. Due to our lack of diversification in asset type and location, an adverse development in the oil and natural gas business of these geographic areas would have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Risks Related to Our Structure

As a result of contractually required registrations, a substantial amount of our common units may be sold in the future, which could reduce the market price of our outstanding common units.

We have agreed to register for sale units held by certain investors.

We completed two private offerings to institutional investors of an aggregate of 7,030,244 common units in May 2007. We agreed to file a registration statement covering the common units with the SEC. We have agreed to use our commercially reasonable efforts to cause the registration statement to become effective no later than February 23, 2007. If the shelf registration statement is not effective by February 23, 2007, then we must pay the institutional investors liquidated damages.

In November 2007 in connection with our acquisition of assets and equity interests from Quicksilver Resources Inc., or Quicksilver, we completed a private offering to institutional investors of 16,666,667 common units. We agreed to file a registration statement covering the common units with the SEC. We have agreed to use our commercially reasonable efforts to cause the registration statement to become effective no later than August 2, 2008. If the shelf registration statement is not effective by August 2, 2008, then we must pay the institutional investors liquidated damages.

Also in connection with our acquisition of assets and equity interests from Quicksilver, we issued 21,347,972 common units to Quicksilver in a private placement. We agreed to file a registration statement covering the common units with the SEC. We have agreed to use our commercially reasonable efforts to cause the registration statement to become effective no later than October 31, 2008. If the shelf registration statement is not effective by October 31, 2008, then we must pay Quicksilver liquidated damages.

Each of our private placements discussed above were made without registration under the Securities Act, in reliance on the exemption from the registration requirements for transactions not involving a public offering contained in Section 4(2) of the Securities Act.

Under our partnership agreement, our general partner and its affiliates, including Provident, have registration rights relating to the offer and sale of any common units that they hold, subject to certain limitations.

Sales by any of our existing unitholders of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

Tax Risks to Unitholders

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress recently began considering substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our tax counsel is unable to opine as to the validity of this method. If the Internal Revenue Service, or IRS, were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our tax counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We may adopt certain valuation methodologies that could result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The information required by this item is included in our Current Reports on Form 8-K filed on May 29, 2007, May 31, 2007, and November 6, 2007.

Use of Proceeds From Registered Securities

There is no information to report under this item.

Purchases of Equity Securities

There is no information to report under this item.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

NUMBER	DOCUMENT
4.1
Registration Rights Agreement, dated as of November 1, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

4.2
Registration Rights Agreement, dated as of November 1, 2007, by and among BreitBurn Energy Partners L.P. and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.1
Amended and Restated Unit Purchase Agreement, dated as of October 26, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.2
Transition Services Agreement, dated November 1, 2007, by and between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.3
Amended and Restated Credit Agreement, dated November 1, 2007, by and among BreitBurn Operating L.P., as borrower, BreitBurn Energy Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.4
Contribution Agreement, dated as of September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.5
Amendment to Contribution Agreement, dated effective as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

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

BREITBURN ENERGY PARTNERS L.P.

By: BREITBURN GP, LLC, its General Partner

Dated: November 14, 2007	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn Co-Chief Executive Officer

Dated: November 14, 2007	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach Co-Chief Executive Officer

Dated: November 14, 2007	By:	/s/ JAMES G. JACKSON
James G. Jackson Chief Financial Officer