Form 10-Q
period 2008-03-31
BreitBurn Energy Partners L.P.
filed 2008-05-12
CIK 1357371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 12, 2008 the registrant had 67,020,641 Common Units outstanding.

	INDEX
		Page
		No.
	Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.	1

	Glossary of Oil and Gas Terms.	2-4

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	- Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007.	5
	- Unaudited Consolidated Balance Sheets at March 31, 2008 and December 31, 2007.	6
	- Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007.	7
	- Notes to Consolidated Financial Statements.	8-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27-29
Item 4.	Controls and Procedures.	30

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Submission of Matters to a Vote of Security Holders.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	32

Signatures.		33

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; delays in planned or expected drilling; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading Risk Factors section (Part I - Item 1A) of our 2007 Annual Report on Form 10-K and in Part II - Item 1A of this report. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

Bbl/d:    Bbl per day.

Bcf:    One billion cubic feet.

Bcfe:    One billion cubic feet equivalent.

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

MMBtu/d:    MMBtu per day.

MMcf:    One million cubic feet.

MMcfe:    One million cubic feet equivalent.

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

_____________________________________

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries. References in this filing to “BreitBurn Energy” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries. References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner. References in this filing to “Provident” refer to Provident Energy Trust, the ultimate parent company of the majority owner of our General Partner, and its wholly owned subsidiaries. References in this filing to “Pro GP” refer to Pro GP Corp, BreitBurn Energy’s general partner and indirect subsidiary of Provident. References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our General Partner. References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator. References in this filing to “OLP” or “BreitBurn Operating” refer to BreitBurn Operating L.P., a wholly owned operating subsidiary of the Partnership. References in this filing to “OGP” refer to BreitBurn Operating GP, LLC, the general partner of OLP. References to “Quicksilver” or “QRI” refer to Quicksilver Resources Inc. from whom we acquired oil and gas properties and facilities in Michigan, Indiana and Kentucky on November 1, 2007.

_____________________________________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended
	March 31,
Thousands of dollars, except unit amounts	2008	2007

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$115,849	$21,389
Realized gain (loss) on derivative instruments	(13,438)	3,028
Unrealized loss on derivative instruments	(69,949)	(9,696)
Other revenue, net (note 9)	875	241
Total revenues and other income items	33,337	14,962
Operating costs and expenses:
Operating costs	35,973	8,692
Depletion, depreciation and amortization	20,861	3,087
General and administrative expenses	10,958	7,503
Total operating costs and expenses	67,792	19,282

Operating loss	(34,455)	(4,320)

Interest and other financing costs, net	5,424	498
Loss on interest rate swap	1,115	–
Other expenses, net	338	35

Loss before taxes and minority interest	(41,332)	(4,853)

Income tax benefit (note 5)	(246)	(97)
Minority interest	54	–

Net loss	(41,140)	(4,756)

General Partner's interest in net loss	(273)	(95)

Limited Partners' interest in net loss	$(40,867)	$(4,661)

Basic net loss per limited partner unit	$(0.61)	$(0.21)
Diluted net loss per limited partner unit	$(0.61)	$(0.21)
Weighted average number of units used to calculate
Basic net loss per unit	67,020,641	21,975,758
Diluted net loss per unit	67,020,641	21,975,758

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
Thousands of dollars, except unit amounts	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,550	$5,929
Accounts receivable	76,942	44,202
Non-hedging derivative instruments (note 13)	–	948
Related party receivables (note 6)	1,672	35,568
Inventory (note 7)	2,626	5,704
Prepaid expenses	2,258	2,083
Intangibles (note 8)	3,156	3,169
Other current assets	160	160
Total current assets	97,364	97,763
Equity investments (note 9)	15,868	15,645
Property, plant and equipment
Oil and gas properties	1,930,114	1,910,941
Non-oil and gas assets	568	568
	1,930,682	1,911,509
Accumulated depletion and depreciation	(67,408)	(47,022)
Net property, plant and equipment	1,863,274	1,864,487
Other long-term assets
Intangibles (note 8)	2,487	3,228
Other long-term assets	5,042	5,433

Total assets	$1,984,035	$1,986,556
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$19,773	$13,910
Book overdraft	1,787	1,920
Non-hedging derivative instruments (note 13)	78,687	35,172
Related party payables (note 6)	25,404	10,137
Accrued liabilities	45,757	29,545
Total current liabilities	171,408	90,684
Long-term debt (note 10)	331,000	370,400
Long-term related party payables (note 6)	1,430	1,532
Deferred income taxes (note 5)	2,814	3,074
Asset retirement obligation (note 11)	28,294	27,819
Non-hedging derivative instruments (note 13)	92,385	65,695
Other long-term liability	2,000	2,000
Total liabilities	629,331	561,204
Minority interest	566	544
Partners' equity
Limited partners' interest (a)	1,353,227	1,423,418
General partner interest	911	1,390

Total liabilities and partners' equity	$1,984,035	$1,986,556

(a) Limited partner units outstanding	67,020,641	67,020,641

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Thousands of dollars	2008	2007

Cash flows from operating activities
Net loss	$(41,140)	$(4,756)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	20,861	3,087
Unit based compensation expense	1,144	3,546
Unrealized loss on derivative instruments	71,153	9,696
Equity in earnings of affiliates, net of dividends	(223)	(82)
Deferred income tax	(260)	(97)
Minority interest	54	–
Amortization of intangible	754	–
Other	466	319
Changes in net assets and liablities:
Accounts receivable and other	(32,992)	(901)
Inventory	3,078	–
Due to related parties, net	49,394	330
Accounts payable and other current liabilities	22,025	2,279
Net cash provided by operating activities	94,314	13,421
Cash flows from investing activities
Capital expenditures	(19,146)	(1,600)
Property acquisitions	–	(30,028)
Net cash used by investing activities	(19,146)	(31,628)
Cash flows from financing activities
Distributions to predecessor members concurrent with initial public offering	–	581
Distributions	(31,007)	(8,947)
Proceeds from the issuance of long-term debt	61,100	51,300
Repayments of long-term debt	(100,500)	(22,700)
Book overdraft	(140)	(1,636)
Net cash provided (used) by financing activities	(70,547)	18,598
Increase in cash	4,621	391
Cash beginning of period	5,929	93
Cash end of period	$10,550	$484

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Description of Operations

BreitBurn Energy Partners L.P. is a Delaware limited partnership formed on March 23, 2006. Our 0.66 percent general partner interest is held by BreitBurn GP, LLC, a Delaware limited liability company, also formed on March 23, 2006. The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations. We conduct our operations through a wholly owned subsidiary, OLP and OLP’s general partner OGP. We own directly or indirectly all of the ownership interests in OLP and OGP.

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

We have no employees. Under an Administrative Services Agreement with BreitBurn Management, which is owned 95.55 percent by Provident and 4.45 percent by BreitBurn Corporation, BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering. All of our executives are employees of BreitBurn Management and perform services for both us and BreitBurn Energy.

In 2006, we completed our initial public offering of 6,000,000 units representing limited partner interests and completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.

On May 24, 2007, we sold 4,062,500 Common Units in a private placement at $32.00 per unit, resulting in proceeds of approximately $130 million. The net proceeds of this private placement were used to acquire certain interests in oil leases and related assets from Calumet Florida L.L.C. and to reduce indebtedness under our credit facility. On May 25, 2007, we sold 2,967,744 Common Units in a private placement at $31.00 per unit, resulting in proceeds of approximately $92 million. The net proceeds of this private placement were partially used to acquire a 99 percent limited partner interest from TIFD X-III LLC. On November 1, 2007, we sold 16,666,667 Common Units in a private placement at $27.00 per unit, resulting in proceeds of approximately $450 million and issued 21,347,972 Common Units to Quicksilver, to fund our acquisition from Quicksilver.

As of March 31, 2008, the public unitholders, the institutional investors in our private placements and QRI owned 77.51 percent of the Common Units. Provident and BreitBurn Corporation collectively owned 15,075,758 Common Units, representing a 22.49 percent limited partner interest. In addition, Provident and BreitBurn Corporation own 100 percent of the General Partner, which represents a 0.66 percent interest in us.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We follow the successful efforts method of accounting for oil and gas activities. Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

3. Recently Issued Accounting Standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis, which for us includes initial measurement of asset retirement obligations and business combinations, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Effective January 1, 2008, we adopted SFAS No. 157, as amended by FSP 157-2. See Note 13 within this report for a discussion of the impact that adoption of SFAS No. 157 has had on our interest rate swaps and oil and gas commodity derivative instruments.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159 which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS No. 159 became effective for us on January 1, 2008. We have elected not to adopt the fair value option allowed by SFAS No. 159, and, therefore, it has no impact on our financial position, results from operations or cash flows.

SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on our results from operations or financial position.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160 which requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our results from operations or financial position.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161 which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 has the same scope as Statement 133, and, accordingly, applies to all entities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement will require the additional disclosures detailed above.

4. Acquisitions

On January 23, 2007, we completed the purchase of certain oil and gas properties, known as the “Lazy JL Field” in the Permian Basin of Texas, including related property and equipment. The purchase price for the Lazy JL Field acquisition was approximately $29.0 million in cash. The first quarter of 2007 included a full quarter of Lazy JL results.

On May 24, 2007, OLP entered into an Amended and Restated Asset Purchase Agreement with Calumet Florida, L.L.C. (“Calumet”), to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida. Our purchase price was approximately $109.5 million.

On May 25, 2007, OLP entered into a Purchase and Sale Agreement with TIFD X-III LLC, pursuant to which it acquired TIFD’s 99 percent limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) for a total purchase price of approximately $92.5 million. BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California.

On November 1, 2007, we completed the acquisition of certain assets and equity interests in certain entities from QRI consisting of natural gas, oil and midstream assets in Michigan, Indiana and Kentucky for a purchase price of approximately $1.5 billion.

Please see Note 4. “Acquisitions” within our 2007 Annual Report on Form 10-K for more details regarding our 2007 acquisitions.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three months ended March 31, 2007, assuming the Calumet, BEPI and QRI acquisitions had been completed as of January 1, 2007, including adjustments to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information also assumes our 2007 private placements of Common Units were completed as of January 1, 2007, since the private placements were contingent on two of the acquisitions. The revenues and expenses of these three acquisitions are included in our 2007 consolidated results effective May 24, May 25 and November 1, 2007. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of these dates.

Pro Forma
Three Months Ended
Thousands of dollars, except per unit amounts	March 31, 2007
Revenues	$69,235
Net income	$4,829
Net income per unit
Basic	$0.07
Diluted	$0.07

5. Income Taxes

We and all of our subsidiaries, with the exception of Phoenix Company and Alamitos Company, are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes. Essentially all of our taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our partners. As such, no federal income tax for these entities has been provided for in the accompanying financial statements.

State income tax expenses are recorded for certain operations that are subject to state taxation in various states. The total estimated state tax amount during the three months ended March 31, 2008 was insignificant. Our wholly-owned subsidiary, Phoenix Production Company, is a tax-paying corporation. Income tax provision is recorded in accordance with SFAS No. 109 “Accounting for Income Taxes.” In the three months ended March 31, 2008, Phoenix Production Company recorded $0.01 million of alternative minimum tax and a deferred tax benefit of $0.26 million. We do not record a tax provision for Alamitos Company, as it is not material.

At March 31, 2008, a net deferred tax liability of $2.8 million was included in our consolidated balance sheet for Phoenix Production Company. The net deferred tax liability primarily consisted of the tax effect of book and tax basis differences of certain assets and liabilities and the deferred tax asset for net operating loss carry forwards. Management expects to fully utilize the unused operating loss carry forwards to offset future taxable income. As such, no valuation allowance has been recorded against the deferred tax asset.

6. Related Party Transactions

We do not have any employees nor do our subsidiaries. We are managed by our General Partner, the executive officers of which are employees of BreitBurn Management. We have entered into an Administrative Services Agreement with BreitBurn Management pursuant to which it operates our assets and performs other administrative services for us. The Administrative Services Agreement requires that employees of BreitBurn Management (including the persons who are executive officers of the General Partner) devote such portion of their time as may be reasonable and necessary for the operation of its business. The executive officers of the General Partner currently devote a majority of their time to our business, and we expect them to continue to do so for the foreseeable future. However, Provident has undertaken a planning initiative process and, as part of that process, is seeking to sell its holdings in us and/or BreitBurn Energy to third parties. If in connection with this process we and BreitBurn Energy cease to be affiliated with each other, we would expect that the executive officers of our General Partner would focus their time solely on our business and we would become obligated for all of the compensation costs associated with their services.

Under the Administrative Services Agreement, we reimburse BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs (including salary, bonus, incentive compensation and other amounts paid to executive officers). To the extent that the services performed by BreitBurn Management benefit both us and BreitBurn Energy, we and BreitBurn Energy are each required to reimburse BreitBurn Management in proportion to the benefits each receives. BreitBurn Management generally allocates the costs of the services of BreitBurn Management personnel providing services to both entities based on BreitBurn Management’s good-faith determination of actual time spent performing the services, plus expenses. For 2007, the allocation methodology was changed to reflect the fact that the most intense portion of our initial public offering startup was complete and a more balanced allocation of resources between us and BreitBurn Energy was expected. For 2007, BreitBurn Management allocated its expenses between us and BreitBurn Energy on the basis of which entity received the services to which specific expenses relate or, in instances where expenses relate to services provided for the benefit of both entities, by allocating 51 percent of such expenses to us and 49 percent of such expenses to BreitBurn Energy. This allocation split for 2007 was derived from a weighted average of three components that were forecasted for us and BreitBurn Energy: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures. Because of our significant growth in 2007, BreitBurn Management reviewed the methodology utilized to allocate indirect costs in 2008 and calculated a percentage split for all indirect charges of 68 percent to us and 32 percent to BreitBurn Energy. In doing so, BreitBurn Management based the allocation on a detailed review of how individual employees would likely split their time between us and BreitBurn Energy. Time allocation data then was combined with projected compensation and payroll burden assumptions for each employee. In 2008, direct and indirect administrative and general expenses are projected to total 78 percent for us and 22 percent for BreitBurn Energy.

At March 31, 2008 and December 31, 2007, we had the following receivables and payables with affiliated companies:

	March 31,	December 31,
Thousands of dollars	2008	2007
Related party receivables
Plains Marketing	$-	$10,481
Quicksilver	-	22,748
BreitBurn Energy Company	331	955
Other affiliated companies	1,341	1,384
Current related party receivables	$1,672	$35,568
Related party payables
Quicksilver	$20,219	$-
Provident	1,265	928
BreitBurn Management	3,659	9,209
Other affiliated companies	261	-
Current related party payables	25,404	10,137
BreitBurn Management	1,430	1,532
Long term related party payables	$1,430	$1,532

During the first quarter of 2008 and 2007, we incurred approximately $11.0 million and $7.5 million, respectively, in direct and indirect general and administrative expenses from BreitBurn Management, including accruals related to incentive compensation. We reimbursed BreitBurn Management $17.0 million and $7.7 million under the Administrative Services Agreement during the quarters ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had a net short-term payable to BreitBurn Management of $3.7 million and a long-term payable of $1.4 million with both primarily relating to incentive compensation. At December 31, 2007, we had a net short-term payable to BreitBurn Management of $9.2 million and a long-term payable of $1.5 million with both primarily relating to incentive compensation.

Mr. Greg L. Armstrong is the Chairman of the Board and Chief Executive Officer of Plains All American GP LLC (“PAA”). Mr. Armstrong was a director of our General Partner until March 26, 2008 when his resignation became effective. We sell all of the crude oil produced from our Florida properties to Plains Marketing, L.P., a wholly-owned subsidiary of PAA. In 2008, prior to Mr. Armstrong’s resignation on March 26, 2008, we sold $19.3 million of our crude oil to Plains Marketing, L.P. At December 31, 2007, the receivable from Plains Marketing, L.P. was $10.5 million, which was collected in the first quarter of 2008.

At March 31, 2008 and December 31, 2007, the receivables from BreitBurn Energy for oil and gas sales made on our behalf from certain properties were $0.3 million and $1.0 million, respectively. In the first quarter of 2008 and 2007, total oil and gas sales made on our behalf for these properties were approximately $0.5 million and $0.4 million, respectively.

At March 31, 2008, the payable to Quicksilver was approximately $20.2 million relating to the operating costs and capital expenditures of our Michigan, Indiana and Kentucky properties. In addition, through a transition services agreement, Quicksilver provided services for accounting, land administration, and marketing and charged us $0.9 million and $0.6 million for the first quarter of 2008 and the year ended December 31, 2007, respectively. These charges were included in general and administrative expenses on the consolidated statements of operations. At December 31, 2007, the net receivable from Quicksilver was approximately $22.7 million which reflected cash collections made on our behalf net of advances.

At March 31, 2008 and December 31, 2007, we had a receivable of $1.3 million and $1.4 million, respectively, for a cash advance made to an equity affiliate, included in other affiliated companies. The cash advance was included in the purchase price allocation of the Quicksilver Acquisition.

At March 31, 2008 and December 31, 2007, we had a payable to Provident of $1.3 million and $0.9 million, respectively, relating primarily to the management agreement and insurance costs that are handled by Provident on our behalf. During the quarter ended March 31, 2008, we did not make any payments to Provident, and amounts outstanding bear interest at eight percent per annum.

7. Inventory

Our crude oil inventory from our Florida operations at March 31, 2008 and December 31, 2007 was $2.6 million and $5.5 million respectively. In the first quarter of 2008, we sold 254 MBbls of crude oil and produced 199 MBbls from our Florida operations. Inventory additions are at cost and represent our production costs. We match production expenses with crude oil sales. Production expenses associated with unsold crude oil inventory are recorded to inventory. Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.

8. Intangibles

In May 2007, we acquired certain interests in oil leases and related assets through the acquisition of a limited liability company from Calumet Florida, L.L.C. As part of this acquisition we assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010. A $3.4 million intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation. Realized gains or losses from these contracts are recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts. As of March 31, 2008 our intangible asset related to the crude oil sales contracts was $2.3 million.

In November 2007, we acquired oil and gas properties and facilities from QRI. Included in the QRI purchase price was a $5.2 million intangible asset related to retention bonuses. In connection with the acquisition, we entered into an agreement with QRI which provides for QRI to fund retention bonuses payable to 139 former QRI employees in the event these employees remain continuously employed by BreitBurn Management from November 1, 2007 through November 1, 2009 or in the event of termination without cause, disability or death. As of March 31, 2008, our intangible asset related to QRI retention bonuses was $3.3 million.

9. Equity Investments

We had equity investments at March 31, 2008 and December 31, 2007 of $15.9 million and $15.6 million, respectively. These investments are reported in the “Investments” line caption on the consolidated balance sheet and represent investments in natural gas processing facilities. For the quarter ended March 31, 2008, we recorded $0.3 million in earnings from equity investments, and $0.1 million in dividends. For the quarter ended March 31, 2007, we recorded $0.1 million in earnings from equity investments. Earnings from equity investments are reported in the “Other Revenue” line caption on the consolidated statement of operations.

10. Long-Term Debt

On November 1, 2007, in connection with the Quicksilver Acquisition, OLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, entered into a four-year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and a syndicate of banks (the “Amended and Restated Credit Agreement”). The credit facility’s borrowing base was $700 million at March 31, 2008 and was increased to $750 million on April 10, 2008. As of March 31, 2008 and December 31, 2007, approximately $331 million and $370.4 million, respectively, in indebtedness were outstanding under the Amended and Restated Credit Agreement. The credit facility will mature on November 1, 2011. At March 31, 2008, the interest rate was the LIBOR rate of 4.483 percent per annum on the $331 million debt balance.

The credit facility contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders (including the restriction in our ability to make distributions if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

In February 2008, Provident announced that it was undertaking a planning initiative process and, as part of that process, will seek to sell its limited partner interest and general partner interest holdings in us and our General Partner, respectively. While Provident has announced its intention to seek buyers for its interests in us, the Board of BreitBurn GP has not initiated a sales process of any other interests in us. Provident has informed BreitBurn management that there is no certainty that Provident's process will result in any changes to its ownership in us and our General Partner. A change in management or control constitutes an Event of Default as defined in our Amended and Restated Credit Agreement. We intend to seek to obtain a waiver from the lenders under the Amended and Restated Credit Agreement or to renegotiate the terms of the Amended and Restated Credit Agreement in the event of a change in management or control resulting from a sale by Provident of its interests in us and our General Partner. There can be no assurance as to whether such waiver can be obtained or as to the terms on which we might be able to renegotiate the Amended and Restated Credit Agreement.

At of March 31, 2008 and December 31, 2007, we were in compliance with the credit facility’s covenants. At March 31, 2008, we had $0.3 million in letters of credit outstanding.

Our interest expense is detailed in the following table:

	Three Months Ended
	March 31,
Thousands of dollars	2008	2007
Credit agreement	$4,704	$409
Commitment fees	253	61
Amortization of discount and deferred issuance costs	467	28
Total	$5,424	$498

Cash paid for interest	$5,369	$115

11. Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and reclaim those wells and facilities as well as our estimate of the future timing of the costs to be incurred. Changes in the asset retirement obligation for the periods ended March 31, 2008 and December 31, 2007 are presented in the following table:

	Three Months	Year Ended
	Ended March 31,	December 31,
Thousands of dollars	2008	2007
Carrying amount, beginning of period	$27,819	$10,253
Liabilities settled in the current period	-	(367)
Revisions (1)	-	3,950
Acquisitions	-	12,955
Accretion expense	475	1,028

Carrying amount, end of period	$28,294	$27,819

(1) Increased cost estimates and revisions to reserve life.

12. Partners’ Equity

At March 31, 2008, we had 67,020,641 common units outstanding. The General Partner held the economic equivalent of 448,485 limited partner units.

We had 6,700,000 units authorized for issuance under our long-term incentive compensation plans. At March 31, 2008 there were 1,187,359 partnership-based units outstanding that are eligible for receiving common units upon vesting.

Earnings per unit

Weighted average units outstanding for computing basic and diluted net loss per unit were:

	March 31,	March 31,
	2008	2007
Weighted average number of limited partner units used to calculate basic and diluted net loss per unit:
Basic	67,020,641	21,975,758
Diluted	67,020,641	21,975,758

Potentially anti-dilutive units issuable under compensation plans	1,197,163	100,702

Cash Distributions

On February 14, 2008, we paid a cash distribution of approximately $30.5 million to our General Partner and common unitholders of record as of the close of business on February 11, 2008. The distribution that was paid to unitholders was $0.4525 per Common Unit. During the three months ended March 31, 2008, we also paid a cash distribution of $0.5 million on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

13. Financial Instruments

Fair Value of Financial Instruments

Our commodity price risk management program is intended to reduce our exposure to commodity prices and to assist with stabilizing cash flow and distributions. Routinely, we utilize derivative financial instruments to reduce this volatility. With respect to derivative financial instruments, we could be exposed to losses if a counterparty fails to perform in accordance with the terms of the contract. This risk is managed by diversifying the derivative portfolio among counterparties meeting certain financial criteria.

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in its operations. These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133. Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges and instead recognize changes in the fair value immediately in earnings. We had a realized loss of $13.4 million and an unrealized loss of $69.9 million for the quarter ended March 31, 2008 relating to our various market-based commodity contracts. We had net financial instruments payable relating to our commodity contracts of $169.9 million at March 31, 2008.

On March 14, 2008, we entered into new commodity swap agreements for our 2010 production volumes. The new swap agreements are for 1,000 Bbls per day for the period January - December, 2010 and were entered into at the March 14, 2008 NYMEX WTI strip price of $99.40 per Bbl. Also on March 14, 2008, we and one of our counterparties completed the restructuring of a portion of our 2008 and 2009 fixed price swaps in exchange for entering into new fixed price swaps in 2011 and 2012. In exchange for the price increases for the 2008 and 2009 swaps, we entered into new fixed price swaps at $90.00 per Bbl for volumes of 1,939 Bbls per day for the periods January 1, 2011 - December 31, 2012. These changes are reflected in the following derivative contracts table.

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. As of March 31, 2008, our total debt outstanding was $331 million. During the first quarter of 2008, in order to mitigate our interest rate exposure, we entered into various interest rate swaps to fix $200 million of floating LIBOR-base debt on our credit facility. We entered into one swap for $100 million at a fixed rate of 3.3873 percent, which expires January 8, 2010, a second swap for $50 million at a fixed rate of 3.438 percent, which expires July 8, 2009 and a third swap for $50 million at a fixed rate of 3.62 percent, which expires January 8, 2009. We had a realized gain of $0.1 million and an unrealized loss of $1.2 million for the quarter ended March 31, 2008 relating to our interest rate swaps. We had net financial instruments payable related to the interest rate swaps of $1.2 million at March 31, 2008.

Balance Sheet presentation of commodity and interest derivatives:

Thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Total Financial Instruments
Balance, March 31, 2008
Short-term liabilities	$(32,842)	$(45,109)	$(736)	$(78,687)
Long-term liabilities	(52,298)	(39,619)	(468)	(92,385)
Total liabilities	$(85,140)	$(84,728)	$(1,204)	$(171,072)

We had the following contracts in place at March 31, 2008:

Year	Product	Volume	Terms (a)	Effective Period
2008	Crude Oil	2,875 Bbl/d	Swaps - average $79.00 per Bbl	April 1 - June 30
		1,115 Bbl/d	Swap - average $82.31 per Bbl	April 1 - December 31
		250 Bbl/d	Swap $105.98 per Bbl	July 1 - September 30
		525 Bl/d	Swaps - average $64.68 per Bbl	July 1 - December 31
		750 Bbl/d	Swaps - average $81.28 per Bbl	October 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	April 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	April 1 - June 30
		425 Bbl/d	Participating Swap $60.00 per Bbl (76.1% participation above $60 floor)	April 1 - December 31
		2,500 Bbl/d	Participating Swap $60.00 per Bbl (53.3% participation above $60 floor)	July 1 - September 30
		250 Bbl/d	Participating Swap $70.00 per Bbl (61.8% participation above $70 floor)	July 1 - December 31
		2,000 Bbl/d	Participating Swap $60.00 per Bbl (58.7% participation above $60 floor)	October 1 - December 31
	Natural Gas	48,643 mmbtu/d	Swaps - $8.01 per mmbtu	April 1 - December 31
2009	Crude Oil	500 Bbl/d	Swaps - average $86.65 per Bbl	January 1 - March 31
		500 Bbl/d	Swap $101.78 per Bbl	April 1 - June 30
		1,464 Bbl/d	Swaps - average $72.70 per Bbl	January 1 - December 31
		500 Bbl/d	Swaps - average $71.24 per Bbl	October 1 - December 31
		210 Bbl/d	Collar $60.00 (floor)/$79.50 (Ceiling)	January 1 - December 31
		250 Bbl/d	Participating Swap $62.50 per Bbl (67.3% participation above $62.50 floor)	January 1 - December 31
		410 Bbl/d	Participating Swap $60.00 per Bbl (68.0% participation above $60 floor)	January 1 - December 31
		250 Bbl/d	Participating Swap $70.00 per Bbl (61.8% participation above $70 floor)	January 1 - December 31
		2,000 Bbl/d	Participating Swaps $60.00 per Bbl (Avg. 58.7 % participation above $60 floor)	January 1 - September 30
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	October 1 - December 31
		1,000 Bbl/d	Participating Swaps $65.00 per Bbl (Avg. 52% participation above $65 floor)	October 1 - December 31
	Natural Gas	44,071 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2010	Crude Oil	500 Bbl/d	Swaps - average $69.75 per Bbl	January 1 - March 31
		750 Bbl/d	Swaps - average $71.88 per Bbl	January 1 - June 30
		250 Bbl/d	Swaps - $71.60 per Bbl	July 1 - July 31
		1,792 Bbl/d	Swap - average $86.51 per Bbl	January 1 - December 31
		183 Bbl/d	Collar $60.00 (floor)/$79.25 (Ceiling)	January 1 - December 31
		250 Bbl/d	Participating Swap $70.00 per Bbl (61.8% participation above $70 floor)	January 1 - March 31
		500 Bbl/d	Participating Swap $65.00 per Bbl (50.0% participation above $65 floor)	January 1 - June 30
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	January 1 - June 30
		250 Bbl/d	Participating Swap $62.50 per Bbl (56.2% participation above $62.50 floor)	January 1 - December 31
		933 Bbl/d	Participating Swap $60.00 per Bbl (59.0% participation above $60 floor)	January 1 - December 31
		500 Bbl/d	Participating Swap $70.00 per Bbl (37.3% participation above $70 floor)	April 1 - September 30
	Natural Gas	40,471 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2011	Crude Oil	2,116 Bbl/d	Swap - $88.26 per Bbl	January 1 - December 31
		177 Bbl/d	Collar $60.00 (floor)/$77.60 (Ceiling)	January 1 - December 31
		1,377 Bbl/d	Participating Swap $60.00 per Bbl (53.1% participation above $60 floor)	January 1 - December 31
	Natural Gas	40,400 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - March 31
2012	Crude Oil	1,939 Bbl/d	Swap - $90.00 per Bbl	January 1 - December 31

(a) A participating swap combines a swap and a call option with the same strike price.

While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our margins would be adversely affected.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value measurement under SFAS No. 157 is based upon a hypothetical transaction to sell an asset or transfer a liability at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. The objective of fair value measurement as defined in SFAS No. 157 is to determine the price that would be received in selling the asset or transferring the liability in an orderly transaction between market participants at the measurement date. If there is an active market for the asset or liability, the fair value measurement shall represent the price in that market whether the price is directly observable or otherwise obtained using a valuation technique.

SFAS No. 157 requires valuation techniques consistent with the market approach, income approach or the cost approach to be used to measure fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future cash flows or earnings to a single present value amount and is based upon current market expectations about those future amounts. The cost approach, sometimes referred to as the current replacement cost approach, is based upon the amount that would currently be required to replace the service capacity of an asset.

We principally use the income approach for our recurring fair value measurements and strive to use the best information available. We use valuation techniques that maximize the use of observable inputs and obtain the majority of our inputs from published objective sources or third party market participants.

SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels based upon how observable those inputs are. The highest priority of Level 1 is given to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority of Level 3 is given to unobservable inputs. We categorize our fair value financial instruments based upon the objectivity of the inputs and how observable those inputs are. The three levels of Inputs as defined in SFAS No. 157 are described further as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are markets in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. An example of a Level 1 input would be quoted prices for exchange traded commodity futures contracts.

Level 2 - Inputs other than quoted prices that are included in Level 1. Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies. These models include industry standard models that consider standard assumptions such as quoted forward prices for commodities, interest rates, volatilities, current market and contractual prices for underlying assets as well as other relevant factors. Substantially all of these inputs are evident in the market place throughout the terms of the financial instruments and can be derived by observable data, including third party data providers. These inputs may also include observable transactions in the market place. We consider the over the counter (OTC) commodity and interest rate swaps in our portfolio to be Level 2. These are assets and liabilities that can be bought and sold in active markets and quoted prices are available from multiple potential counterparties.

Level 3 - Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability. These inputs generally reflect management’s estimates of the assumptions market participants would use when pricing the instruments. Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models. Level 3 instruments primarily include derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Level 3 also includes complex structured transactions that sometimes require the use of non-standard models.

Certain OTC derivatives that trade in less liquid markets and, or contain limited observable model inputs are currently included in Level 3. We include these assets and liabilities in Level 3 as required by current interpretations of SFAS 157. At the adoption of SFAS 157, our Level 3 assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.

As noted in our 2007 Annual Report on Form 10-K, BreitBurn Management provides us with general management services, including risk management activities. BreitBurn Management contracts with Provident, its parent, for the risk management services provided to us.

Provident’s risk management group calculates the fair values of our commodity swaps using risk management software that marks to market monthly fixed price delivery swap volumes using forward commodity price curves and market interest rates. This pricing approach is commonly used by market participants to value commodity swap contracts for sale to the market. Inputs are obtained from third party data providers and are verified to published data where available (e.g., NYMEX).

Fair value measurements for our interest rate swaps are also provided by Provident. Monthly outstanding notional amounts are marked to market for each specific swap using forward interest rate curves. This pricing approach is commonly used by market participants to value interest rate swap contracts for sale to the market. Inputs are obtained from third party data providers and are verified to published data where available (e.g., LIBOR).

Provident’s Risk Management Group uses industry standard option pricing models contained in our risk management software to calculate the fair values associated with our commodity options. Inputs to the option pricing models include fixed monthly commodity strike prices and volumes from each specific contract, commodity prices from commodity forward price curves, volatility and interest rate factors and time to expiry. Model inputs are obtained from third party data providers and are verified to published data where available (e.g., NYMEX).

Financial assets and liabilities carried at fair value on a recurring basis are presented in the table below. Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are categorized.

Recurring fair value measurements:

	As of March 31, 2008
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity Derivatives (swaps, put and call options)	$-	$(218,899)	$49,031	$(169,868)
Other Dervivatives (interest rate swaps)	-	(1,204)	-	(1,204)
Total	$-	$(220,103)	$49,031	$(171,072)

The following table sets forth a reconciliation primarily of changes in fair value of our derivative instruments classified as Level 3:

Thousands of dollars	Three Months Ended March 31, 2008
Assets (Liabilities):
Balanced at January 1, 2008	$44,236
Realized and unrealized gains (losses)	4,795
Balance at March 31m 2008	$49,031

Unrealized gains of $4.9 million and realized losses of $0.1 million related to our derivative instruments classified as Level 3 are included in Unrealized loss on derivative instruments and Realized gain (loss) on derivative instruments , respectively, on the consolidated statements of operations.  Determination of fair values incorporates various factors as required by SFAS No. 157 including but not limited to the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities.

14. Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months ended March 31, 2008 was $1.1 million, of which $0.9 million is included in general and administrative expenses and $0.2 million is included in operating costs. Unit-based compensation expense for the three months ended March 31, 2007 was $3.5 million.

During the three months ended March 31, 2008, our outside directors were granted 16,280 Restricted Phantom Units under the Long-Term Incentive Plan.

For detailed information on our various compensation plans, see our 2007 Annual Report on Form 10-K.

15. Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At March 31, 2008 and December 31, 2007, we had obtained various surety bonds for $9.5 million and $7.6 million, respectively. At March 31, 2008 and December 31, 2007 we had $0.3 and $0.3 million, respectively, in letters of credit outstanding.

Other

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of the Management, the resolution of these matters will not have a material effect on our financial position, results of operations or liquidity.

For our properties in Florida, there are a limited number of alternative methods of transportation for our production. Substantially all of our oil production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services for a reasonable fee could result in our having to find transportation alternatives, increased transportation costs, or involuntary curtailment of our oil production in Florida, which could have a negative impact on our future consolidated financial position, results of operations or cash flows.

In connection with the private placements of Common Units to finance the Quicksilver Acquisition, we entered into agreements with the Purchasers and Quicksilver to file shelf registration statements to register the Common Units sold or issued in the Private Placements and to use our commercially reasonable efforts to cause the registration statements to become effective with respect to the Common Units sold to the Purchasers and investors within 275 days of the applicable closing dates and, with respect to the Common Units issued to Quicksilver, within one year from November 1, 2007 (each a “Registration Deadline”). Quicksilver is prohibited from selling any of the Common Units issued to it prior to the first anniversary of November 1, 2007 or more than 50 percent of such Common Units prior to eighteen months after November 1, 2007. In addition, the agreements give the Purchasers and Quicksilver piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Purchasers and Quicksilver and, in certain circumstances, to third parties.

If the shelf registration statements are not effective by each Registration Deadline, then we must pay the Purchasers or Quicksilver, as the case may be, liquidated damages of 0.25 percent of the product of the purchase price (with respect to the Quicksilver set at $32.79) times the number of registrable securities held by the Purchasers per 30-day period for the first 60 days following such deadline. This amount will increase by an additional 0.25 percent of the product of the purchase price times the number of registrable securities held by the Purchasers per 30-day period for each subsequent 60 days, up to a maximum of 1.0 percent of the product of the purchase price times the number of registrable securities held by the Purchasers per 30-day period. The aggregate amount of liquidated damages we must pay will not exceed 10.0 percent of the aggregate purchase price, or approximately $115 million. Pursuant to the agreements for these private placements, we agreed to indemnify the Purchasers, Quicksilver and each of their respective officers, directors and other representatives against certain losses resulting from any breach of our representations, warranties or covenants contained therein. The Private Placements were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. We believe that the likelihood of payment of liquidated damages is remote.

16. Subsequent Event

On April 10, 2008, the credit facility borrowing base was increased to $750 million.

On April 28, 2008, we declared a cash distribution of approximately $33.7 million to be distributed to our General Partner and common unitholders of record as of the close of business on May 9, 2008. The distribution to be paid to unitholders on May 15, 2008 is $0.50 per Common Unit. On April 28, 2008 we also declared a distribution of $0.5 million on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Item 7 of our 2007 Annual Report on Form 10-K and the consolidated financial statements and related notes therein. Our 2007 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the cautionary statement regarding forward-looking statements on page 1 of this report.

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

Recent Developments

In the first quarter of 2008, our average daily production reached 18,901 Boe/d, which was a 293% increase from the same period a year ago. The first quarter of 2008 reflects the first full quarter where all of our 2007 acquisitions are part of our quarterly results. We are currently working on integrating the assets we acquired from Quicksilver. We are also working on identifying and implementing opportunities to maximize the value of our other 2007 acquisitions.

We have experienced certain delays in development drilling at our Michigan, Indiana and Kentucky properties. These delays primarily resulted from delays in expected development drilling activities by the seller during the sales process in the latter half of 2007, which delays continued into the early stages of our integration process. In addition, we experienced delays caused by frost laws in Michigan that curtailed drilling in late winter. As a result, our initial base of production and our current production from these properties is lower than we had previously anticipated. The integration of the assets that we acquired from Quicksilver is now well underway and drilling and other development activities have increased. We drilled 14 wells on these properties in 2007. In line with our 2008 capital program, we drilled an additional 22 development wells in the first quarter in Michigan, which included 15 Antrim wells and seven non-Antrim wells. In 2008, we continue to expect our overall capital program to be in the range of approximately $115 million to $125 million.

In February 2008, Provident announced that it was undertaking a planning initiative process and, as part of that process, will seek to sell its limited partner interest and general partner interest holdings in us and our General Partner, respectively. While Provident has announced its intention to seek buyers for its interests in us, the Board of BreitBurn GP has not initiated a sales process of any other interests in us. Provident has informed BreitBurn Management that there is no certainty that Provident's process will result in any changes to its ownership in us. Please see “Potential Sale by Provident of its Interests in the Partnership and BreitBurn Energy” in Item 1 of our 2007 Annual Report on Form 10-K for more information.

Administrative Services Agreement

We have no employees. Under an Administrative Services Agreement with BreitBurn Management, which is owned 95.55 percent by Provident and 4.45 percent by BreitBurn Corporation, BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering. All our executives are employees of BreitBurn Management and perform services for both us and BreitBurn Energy. BreitBurn Management also manages the assets retained by BreitBurn Energy. In addition, we entered into an Omnibus Agreement with Provident, which details certain agreements with respect to conflicts of interest.

Under the Administrative Services Agreement, we reimburse BreitBurn Management for all direct and indirect expenses it incurs in connection with the services it performs for us (including salary, bonus, incentive compensation and other amounts paid to executive officers). To the extent that the services performed by BreitBurn Management benefit both us and BreitBurn Energy, we each are required to reimburse BreitBurn Management in proportion to the benefits each of us receives. In 2008, BreitBurn Management has allocated its expenses between us and BreitBurn Energy on the basis of which entity received the services to which specific expenses relate or, in instances where expenses relate to services provided for the benefit of both entities, by allocating 68 percent of such expenses to us and 32 percent of such expenses to BreitBurn Energy. In 2008, direct and indirect administrative and general expenses are projected to total 78 percent for us and 22 percent for BreitBurn Energy. In the event that Provident sells its interest in BreitBurn Energy, we project that we could incur as much as $7.5 million annually in additional administrative and general expenses. In 2007, BreitBurn Management allocated 51 percent of indirect costs to us and 49 percent to BreitBurn Energy.

Outlook

Our revenues and net income are sensitive to oil and natural gas prices. Certain of our operating expenses are correlated to oil and natural gas prices, and as commodity prices rise and fall, our operating expenses will directionally rise and fall. Oil prices have increased significantly since the beginning of 2004. Significant factors that will impact near-term commodity prices include but are not limited to political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators. A substantial portion of our estimated production is currently covered through derivative transactions through 2012, and we intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our oil and gas revenues.

In the first quarter of 2008, WTI averaged $98 per barrel, compared with about $58 a year earlier. The average price for WTI in April 2008 was about $113 per barrel. In 2007, the NYMEX WTI spot price averaged approximately $72 per barrel. Crude-oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

Prices for natural gas have historically fluctuated widely and in many regional markets are more closely aligned with supply and demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest. In the first quarter of 2008, the NYMEX wholesale natural gas price ranged from a low of $7.62 per MMBtu to a high of $10.10 per MMBtu. The average NYMEX wholesale natural gas price in April 2008 was about $10 per MMBtu. During 2007, the average NYMEX wholesale natural gas price ranged from a low of $6.14 per MMBtu for August to a high of $7.82 per MMBtu for May.

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

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market. Our Los Angeles Basin crude oil is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI. Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at prices substantially equal to NYMEX crude oil prices. Our newly acquired Florida crude oil trades at a significant discount to NYMEX primarily because of its low gravity and other characteristics as well as its distance from a major refining market.

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

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated. The data for both periods reflects our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended
	March 31,		Increase / decrease
Thousands of dollars, except as indicated	2008	2007		%
Total Production (MBoe)	1,720	433	1,287	297%
Oil and NGL (MBoe)	783	419	364	87%
Natural gas (MMcf)	5,624	87	5,537	6364%
Average daily production (Boe/d)	18,901	4,813	14,088	293%
Sales volumes (MBoe)	1,767	433	1,334	308%
Average realized sales price (per Boe) (a)	57.01	56.20	0.81	1%
Oil and NGL (per Boe) (a)	67.63	57.00	10.63	19%
Natural gas (per Mcf) (a)	7.94	5.18	2.76	53%
			-
Oil, natural gas and natural gas liquid sales	$115,849	$21,389	94,460	442%
Realized gains (losses) on derivative instruments	(13,438)	3,028	(16,466)	-544%
Unrealized losses on derivative instruments	(69,949)	(9,696)	(60,253)	-621%
Other revenues, net	875	241	634	263%
Total revenues	$33,337	$14,962	18,375	123%
			-
Production expenses	$31,168	$8,611	22,557	262%
Processing fees	862	-	862	N/A
Transportation expense	1,578	-	1,578	N/A
Purchases	95	81	14	17%
Change in inventory	2,270	-	2,270	N/A
Total operating costs	$35,973	$8,692	27,281	314%
Production expenses per Boe	$18.12	$19.89	(1.77)	-9%
Depreciation, depletion & amortization	20,861	3,087	17,774	576%
DD&A per Boe	12.13	7.13	5.00	70%

(a) Includes realized gains (losses) on commodity derivative instruments

Comparison of Results for the Quarter Ended March 31, 2008 and 2007

The variance in our results was due to the following components:

Production

For the quarter ended March 31, 2008 as compared to the same period a year ago, production volumes increased by 1.3 MMBoe, or 297 percent. The increase included 1,290 MBoe from our acquisitions since April 2007, including Michigan, Indiana and Kentucky production of 1,042 MBoe (6.3 Bcfe), Florida production of 169 MBbl and 79 MBoe from our 2007 California acquisitions.

Revenues

Total revenues increased $18.4 million in the first quarter of 2008 as compared to the first quarter of 2007. Higher production, primarily from the properties we acquired since April 2007, and higher commodity prices increased oil, natural gas and natural gas liquid sales revenues by approximately $94.5 million in the first quarter of 2008. The 2008 results included $60.3 million in higher unrealized losses from derivative instruments. Realized losses from derivative instruments during the first quarter of 2008 versus the realized gains from derivative instruments during the comparable quarter of 2007 decreased revenue by approximately $16.5 million.

Production expenses

Production expenses for the first quarter of 2008 totaled $31.2 million, or $18.12 per Boe, which is 9 percent lower than the first quarter of 2007, primarily attributable to the lower cost structure of our properties in Michigan, Indiana and Kentucky.

Transportation expenses and processing fees

In Florida, our crude oil sales are transported from the field by trucks and pipeline and then transported by barge to the sale point. Transportation costs incurred in connection with such operations are reflected as an operating cost on the consolidated statement of operations. In the first quarter of 2008, transportation costs totaled $1.6 million.

In Michigan, processing fees related to our natural gas production were $0.9 million in the first quarter of 2008.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $20.9 million, or $12.13 per Boe, in the first quarter of 2008, which was an increase of approximately 70 percent per Boe from the same period a year ago. The increase in DD&A rates was primarily due to the acquisitions made since April 2007.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $11.0 million and $7.5 million for the quarters ended March 31, 2008 and 2007, respectively. This included $0.9 million and $3.5 million, respectively, in unit-based compensation expense related to management incentive plans. This decrease in unit-based compensation expense was primarily due to the decrease in the Common Unit price from the first quarter of 2007 to the first quarter of 2008. For the first quarter of 2008, G&A expenses, excluding unit-based compensation, were $6.1 million higher than the first quarter of 2007, reflecting $1.5 million in higher professional services attributable to year end compliance costs and $0.9 million for transition related services provided by Quicksilver Resources Inc. for accounting, land administration and gas marketing expenses. The remaining increase of $3.7 million relates primarily to higher staffing levels, principally associated with our acquisitions as well as a higher allocation percentage from BreitBurn Management than in 2007. See Administrative Services Agreement discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview included in this report.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, amounts available under our revolving credit facility and funds that were raised through private placements or may be raised through possible future debt offerings. Uses of cash are for capital expenditures, cash distributions and acquisitions.

Operating activities. Our cash flow from operating activities for the quarter ended March 31, 2008 was $94.3 million. The current quarter reflects a full quarter of results from the four major acquisitions made in 2007. Our cash flow from operations for the quarter ended March 31, 2007 was $13.4 million. As of March 31, 2008, we had related party payables to QRI of $20.2 million relating to the operating costs and capital expenditures of our Michigan, Indiana and Kentucky properties. The outstanding payables have increased our overall cash from operating activities. On May 9, 2008, we repaid these outstanding payables to QRI.

Investing activities. Net cash used in investing activities during the first quarter of 2008 was $19.1 million, which was spent primarily on drilling and completion.

Financing activities. Net cash used in financing activities for the first quarter of 2008 was $70.5 million. Our cash distributions totaled $31.0 million. We had outstanding borrowings under our credit facility of $331 million at March 31, 2008 and $370.4 million at December 31, 2007. During the first quarter of 2008, we borrowed $61.1 million and repaid $100.5 million under the credit facility. Our outstanding borrowings increased as we repaid our outstanding related party payables to QRI, mentioned in Operating activities above.

Liquidity. We plan to make substantial capital expenditures for exploitation and development of oil and natural gas properties and acquisitions. In 2008, our capital program is expected to be in the range of approximately $115 million to $125 million, excluding acquisitions. Our 2008 expenditures will be directed toward developing reserves and increasing oil and gas production. For 2008, we plan to invest approximately $86 million, or 73 percent, in Michigan, Indiana and Kentucky. We plan to invest the remaining 27 percent of our 2008 capital program primarily in Wyoming, California and Florida. We intend to finance these activities with a combination of cash flow from operations and issuances of debt. If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or borrow a portion of the funds under our credit facility, issue debt or obtain additional capital from other sources. Funding our capital program from sources other than cash flow from operations could limit our ability to make acquisitions. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could reduce our expected level of capital expenditures in other areas and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or other means. We cannot be sure that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and, in certain circumstances, may elect or be required to reduce the level of our quarterly distributions.

Credit Facility

On November 1, 2007, in connection with the Quicksilver Acquisition, OLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, entered into a four year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and a syndicate of banks. The initial borrowing base of the Amended and Restated Credit Agreement was $700 million and was increased to $750 million on April 10, 2008. Under the Amended and Restated Credit Agreement, borrowings may be used (i) to pay a portion of the purchase price for the Quicksilver Acquisition, (ii) for standby letters of credit, (iii) for working capital purposes, (iv) for general company purposes and (v) for certain permitted acquisitions and payments enumerated by the credit facility. Borrowings under the Amended and Restated Credit Agreement are secured by a first-priority lien on and security interest in all of our and certain of our subsidiaries’ assets. OLP borrowed approximately $308.7 million under the Amended and Restated Credit Agreement to fund a portion of the cash consideration for the Quicksilver Acquisition and to pay related transaction expenses. As of March 31, 2008 and December 31, 2007 approximately $331 million and $370 million, respectively, in indebtedness was outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains (i) financial covenants, including leverage, current assets and interest coverage ratios, and (ii) customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base; make dispositions; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

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

A change in our management or control, including a change in management or control resulting from a sale by Provident of its interests in our General Partner, would also constitute an event of default under the Amended and Restated Credit Facility. We intend to seek to obtain a waiver from the lenders under the Amended and Restated Credit Facility or to renegotiate the terms of the Amended and Restated Credit Facility in the event of a change in management or control resulting from a sale by Provident of its interests in us. There can be no assurance as to whether such waiver can be obtained or as to the terms on which we might be able to renegotiate our credit facility. Please see “—Item 1A.—Risk Factors — Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” in our 2007 Annual Report on Form 10-K for more information on the effect of an event of default under the Amended and Restated Credit Facility.

As of March 31, 2008, we do not have any off-balance sheet arrangements and there have been no significant changes in our contractual obligations as discussed in our 2007 Annual Report on Form 10-K as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term ‘‘market risk’’ refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. Please see “Cautionary Statement Relevant to Forward-Looking Information.”

Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of crude oil and natural gas. We use options (including collars) and fixed price swaps for managing risk relating to commodity prices. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in our having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected. Please see "— Item 1A. —Risk Factors — Risks Related to Our Business — Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders. To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected" in our 2007 Annual Report on Form 10-K.

Interest Rate Risk

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. As of March 31, 2008 our total debt outstanding was $331 million and as of April 30, 2008, was $309 million. Therefore, from time to time we use interest rate derivatives to hedge our interest obligations.

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

With the new interest rate swaps, if interest rates on the floating portion of our variable interest rate debt of $131 million increase or decrease by 1 percent, our annual interest cost would increase or decrease by approximately $1.3 million.

Commodity Price Risk

As of March 31, 2008, we had the following derivatives as summarized below (utilizing NYMEX WTI and NYMEX wholesale natural gas prices):
Year	Product	Volume	Terms (a)	Effective Period
2008	Crude Oil	2,875 Bbl/d	Swaps - average $79.00 per Bbl	April 1 - June 30
		1,115 Bbl/d	Swap - average $82.31 per Bbl	April 1 - December 31
		250 Bbl/d	Swap $105.98 per Bbl	July 1 - September 30
		525 Bl/d	Swaps - average $64.68 per Bbl	July 1 - December 31
		750 Bbl/d	Swaps - average $81.28 per Bbl	October 1 - December 31
		250 Bbl/d	Collar $66.00 (floor)/ $69.25 (Ceiling)	April 1 - June 30
		250 Bbl/d	Collar $66.00 (floor)/$71.50 (Ceiling)	April 1 - June 30
		425 Bbl/d	Participating Swap $60.00 per Bbl (76.1% participation above $60 floor)	April 1 - December 31
		2,500 Bbl/d	Participating Swap $60.00 per Bbl (53.3% participation above $60 floor)	July 1 - September 30
		250 Bbl/d	Participating Swap $70.00 per Bbl (61.8% participation above $70 floor)	July 1 - December 31
		2,000 Bbl/d	Participating Swap $60.00 per Bbl (58.7% participation above $60 floor)	October 1 - December 31
	Natural Gas	48,643 mmbtu/d	Swaps - $8.01 per mmbtu	April 1 - December 31
2009	Crude Oil	500 Bbl/d	Swaps - average $86.65 per Bbl	January 1 - March 31
		500 Bbl/d	Swap $101.78 per Bbl	April 1 - June 30
		1,464 Bbl/d	Swaps - average $72.70 per Bbl	January 1 - December 31
		500 Bbl/d	Swaps - average $71.24 per Bbl	October 1 - December 31
		210 Bbl/d	Collar $60.00 (floor)/$79.50 (Ceiling)	January 1 - December 31
		250 Bbl/d	Participating Swap $62.50 per Bbl (67.3% participation above $62.50 floor)	January 1 - December 31
		410 Bbl/d	Participating Swap $60.00 per Bbl (68.0% participation above $60 floor)	January 1 - December 31
		250 Bbl/d	Participating Swap $70.00 per Bbl (61.8% participation above $70 floor)	January 1 - December 31
		2,000 Bbl/d	Participating Swaps $60.00 per Bbl (Avg. 58.7 % participation above $60 floor)	January 1 - September 30
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	October 1 - December 31
		1,000 Bbl/d	Participating Swaps $65.00 per Bbl (Avg. 52% participation above $65 floor)	October 1 - December 31
	Natural Gas	44,071 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2010	Crude Oil	500 Bbl/d	Swaps - average $69.75 per Bbl	January 1 - March 31
		750 Bbl/d	Swaps - average $71.88 per Bbl	January 1 - June 30
		250 Bbl/d	Swaps - $71.60 per Bbl	July 1 - July 31
		1,792 Bbl/d	Swap - average $86.51 per Bbl	January 1 - December 31
		183 Bbl/d	Collar $60.00 (floor)/$79.25 (Ceiling)	January 1 - December 31
		250 Bbl/d	Participating Swap $70.00 per Bbl (61.8% participation above $70 floor)	January 1 - March 31
		500 Bbl/d	Participating Swap $65.00 per Bbl (50.0% participation above $65 floor)	January 1 - June 30
		250 Bbl/d	Participating Swap $60.00 per Bbl (70.0% participation above $60 floor)	January 1 - June 30
		250 Bbl/d	Participating Swap $62.50 per Bbl (56.2% participation above $62.50 floor)	January 1 - December 31
		933 Bbl/d	Participating Swap $60.00 per Bbl (59.0% participation above $60 floor)	January 1 - December 31
		500 Bbl/d	Participating Swap $70.00 per Bbl (37.3% participation above $70 floor)	April 1 - September 30
	Natural Gas	40,471 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - December 31
2011	Crude Oil	2,116 Bbl/d	Swap - $88.26 per Bbl	January 1 - December 31
		177 Bbl/d	Collar $60.00 (floor)/$77.60 (Ceiling)	January 1 - December 31
		1,377 Bbl/d	Participating Swap $60.00 per Bbl (53.1% participation above $60 floor)	January 1 - December 31
	Natural Gas	40,400 mmbtu/d	Swaps - $8.01 per mmbtu	January 1 - March 31
2012	Crude Oil	1,939 Bbl/d	Swap - $90.00 per Bbl	January 1 - December 31

(a) A participating swap combines a swap and a call option with the same strike price.

Location and quality discounts or differentials attributable to us are not reflected in the above prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price. Our Los Angeles Basin crude is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX. Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at a minor discount to NYMEX crude oil prices. Our Florida crude also trades at a significant discount to NYMEX primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market. Our newly acquired Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices.

We enter into derivative contracts, primarily swaps and option contracts in order to mitigate the risk of market price fluctuations to achieve more predictable cash flows. While our current use of these derivative instruments limits the downside risk of adverse price movements, it also limits future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. We measure effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective. We are not accounting for any of our derivative instruments using hedge accounting.

Our oil derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price discounts or differentials. For instance, our physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while our derivative contracts are tied to NYMEX WTI crude oil prices. During 2007, the aggregate discounts we received for our production relative to NYMEX WTI benchmark prices ranged between $0.44 and $2.87 per barrel for our California-based production and $13.68 and $40.00 per barrel for our Wyoming-based production. Differentials for Texas-based production ranged from a premium of $0.91 to a discount of $3.21 per barrel. During 2007, the average discount to NYMEX WTI for our Florida crude oil was $14.50 per barrel. During the first quarter of 2008, the average discounts we received for our production relative to NYMEX WTI benchmark prices per barrel was $4.52 for our California-based production, $19.85 for our Wyoming-based production, $1.25 for our Texas-based production and $14.31 for our Florida-based production.

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in commodity derivative income (loss) on the statement of operations, including a loss of $69.9 million for the first quarter of 2008 compared to a loss of $9.7 million for the same period a year ago.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net liability of approximately $169.9 million and $99.9 million at March 31, 2008 and December 31, 2007, respectively. With a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments at March 31, 2008, would have increased or decreased our liability by $151 million.

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

Changes in commodity derivatives since March 31, 2008

On May 9, 2008, we entered into new commodity derivative instruments for our 2009 and 2010 production volumes. The new derivative instruments are deferred premium puts for 500 Bbls per day for 2009 at a weighted average price of $93.89 per Bbl and 500 Bbls per day for 2010 at a weighted average price of $90.03 per Bbl.

Item 4. Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. See “Management’s Report to Unitholders on Internal Control Over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in our 2007 Annual Report on Form 10-K.

Our General Partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2008, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this report.

On March 24 and 25, 2008, certain of our General Partner’s officers directly or indirectly purchased Common Units on the open market, detailed in the table below. The transactions were made pursuant to and intended to comply with Rule 10b-18 under the Securities and Exchange Act of 1934.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet be Purchased Under the Plans or Programs

January 1, 2008 to January 31, 2008	-	-	N/A	N/A
February 1, 2008 to February 29, 2008	-	-	N/A	N/A
March 1, 2008 to March 31, 2008	30,106	19.05	N/A	N/A

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

BREITBURN ENERGY PARTNERS L.P.

By:	BREITBURN GP, LLC, its General Partner

Dated: May 12, 2008	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: May 12, 2008	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Dated: May 12, 2008	By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer