Form 10-Q
period 2008-06-30
BreitBurn Energy Partners L.P.
filed 2008-08-11
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 11, 2008, the registrant had 52,635,634 Common Units outstanding.

INDEX
		Page
		No.
	Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.	1
	Glossary of Oil and Gas Terms, Description of References.	2-3

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	- Unaudited Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007.	4
	- Unaudited Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.	5
	- Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007.	6
	- Notes to Consolidated Financial Statements.	7-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22-30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	31-33
Item 4.	Controls and Procedures.	34

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	35
Item 1A.	Risk Factors.	35-36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	36
Item 4.	Submission of Matters to a Vote of Security Holders.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	37

Signatures.		38

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; delays in planned or expected drilling; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the Risk Factors section (Part I - Item 1A) of our 2007 Annual Report on Form 10-K, in our Current Report on Form 8-K filed on July 28, 2008 and in Part II - Item 1A of this Quarterly Report. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

Available Information

Copies of our filings with the Securities and Exchange Commission (“SEC”) are available by calling us at (213) 225-5900 or from the SEC by calling (800) SEC-0330. These reports are also available on our website. Alternatively, you may access these reports at the SEC’s internet website.

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

       MBbls/d:    One thousand barrels of crude oil or other liquid hydrocarbons per day.

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
_____________________________________

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries. References in this filing to “BEC” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries. References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner and our wholly-owned subsidiary as of June 17, 2008. References in this filing to “Provident” refer to Provident Energy Trust. References in this filing to “Pro GP” refer to Pro GP Corp., BEC’s general partner and indirect subsidiary of Provident. References in this filing to “Pro LP” refer to Pro LP Corp., BEC’s limited partner and indirect subsidiary of Provident. References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall H. Breitenbach and Halbert S. Washburn, the Co-Chief Executive Officers of our General Partner. References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator, and wholly-owned subsidiary as of June 17, 2008. References in this filing to “BOLP” or “BreitBurn Operating” refer to BreitBurn Operating L.P., a wholly owned operating subsidiary of the Partnership. References in this filing to “BOGP” refer to BreitBurn Operating GP, LLC, the general partner of BOLP. References to “Quicksilver” refer to Quicksilver Resources Inc. from whom we acquired oil and gas properties and facilities in Michigan, Indiana and Kentucky on November 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2008	2007	2008	2007

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$139,962	$32,413	$255,811	$53,802
Losses on commodity derivative instruments, net (note 13)	(353,282)	(7,551)	(436,669)	(14,219)
Other revenue, net (note 9)	643	237	1,518	478
Total revenues and other income items	(212,677)	25,099	(179,340)	40,061
Operating costs and expenses:
Operating costs	34,722	14,604	70,695	23,296
Depletion, depreciation and amortization	21,890	4,511	42,751	7,598
General and administrative expenses	12,978	6,633	23,936	14,136
Total operating costs and expenses	69,590	25,748	137,382	45,030

Operating loss	(282,267)	(649)	(316,722)	(4,969)

Interest and other financing costs, net	5,124	603	10,548	1,101
(Gain) loss on interest rate swaps (note 13)	(142)	-	973	-
Other expenses, net	12	21	350	56

Loss before taxes and minority interest	(287,261)	(1,273)	(328,593)	(6,126)

Income tax benefit (note 5)	(1,091)	(215)	(1,337)	(312)
Minority interest	70	10	124	10

Net loss	(286,240)	(1,068)	(327,380)	(5,824)

General Partner's interest in net loss	(1,746)	(16)	(2,019)	(111)

Limited Partners' interest in net loss	$(284,494)	$(1,052)	$(325,361)	$(5,713)

Basic net loss per unit	$(4.39)	$(0.04)	$(4.94)	$(0.24)
Diluted net loss per unit	$(4.39)	$(0.04)	$(4.94)	$(0.24)
Weighted average number of units used to calculate:
Basic net loss per unit	64,807,563	24,816,419	65,914,102	23,396,088
Diluted net loss per unit	64,807,563	24,816,419	65,914,102	23,396,088

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	June 30,	December 31,
Thousands of dollars, except unit amounts	2008	2007
ASSETS
Current assets:
Cash	$6,940	$5,929
Accounts receivable	79,497	44,202
Non-hedging derivative instruments (note 13)	810	948
Related party receivables (note 6)	10,820	35,568
Inventory (note 7)	5,889	5,704
Prepaid expenses	8,025	2,083
Intangibles (note 8)	3,143	3,169
Other current assets	170	160
Total current assets	115,294	97,763
Equity investments (note 9)	16,011	15,645
Property, plant and equipment
Oil and gas properties	1,964,150	1,910,941
Non-oil and gas assets (note 4)	5,003	568
	1,969,153	1,911,509
Accumulated depletion and depreciation	(88,813)	(47,022)
Net property, plant and equipment	1,880,340	1,864,487
Other long-term assets
Long-term related party receivables (note 6)	3,828	-
Intangibles (note 8)	1,707	3,228
Other long-term assets	9,290	5,433

Total assets	$2,026,470	$1,986,556
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$30,923	$13,910
Book overdraft	2,914	1,920
Non-hedging derivative instruments (note 13)	174,739	35,172
Related party payables (note 6)	1,115	10,137
Revenue distributions payable	30,651	21,266
Derivative settlements payable	13,992	2,775
Accrued liabilities	21,642	5,504
Total current liabilities	275,976	90,684
Long-term debt (note 10)	694,000	370,400
Long-term related party payables (note 6)	-	1,532
Deferred income taxes (note 5)	1,384	3,074
Asset retirement obligation (note 11)	28,779	27,819
Non-hedging derivative instruments (note 13)	318,975	65,695
Other long-term liabilities	7,367	2,000
Total liabilities	1,326,481	561,204
Minority interest	568	544
Partners' equity (note 1, note 12)
Limited partners' interests (a)	699,421	1,423,418
General partner interest	-	1,390

Total liabilities and partners' equity	$2,026,470	$1,986,556

(a) Limited partner units outstanding	52,635,634	67,020,641

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months
	Ended June 30,
Thousands of dollars	2008	2007

Cash flows from operating activities
Net loss	$(327,380)	$(5,824)
Adjustments to reconcile net loss to cash flow from operating activities:
Depletion, depreciation and amortization	42,751	7,598
Unit-based compensation	4,724	7,566
Unrealized loss on derivative instruments	390,505	18,069
Equity in earnings of affiliates, net of dividends	(484)	(94)
Deferred income tax	(1,690)	(540)
Minority interests	124	10
Amortization of intangibles	1,547	-
Other	994	86
Changes in assets and liablities:
Accounts receivable and other	(25,609)	(4,876)
Inventory	(185)	2,862
Net change in related party receivables and payables	19,775	(1,335)
Accounts payable and other current liabilities	29,563	3,467
Net cash provided by operating activities	134,635	26,989
Cash flows from investing activities
Capital expenditures	(44,423)	(11,250)
Property acquisitions	(9,988)	(230,989)
Net cash used by investing activities	(54,411)	(242,239)
Cash flows from financing activities
Issuance of common units	-	222,000
Purchase of common units	(335,033)	-
Distribution to predecessor members concurrent with initial public offering	-	581
Distributions	(65,269)	(18,197)
Proceeds from the issuance of long-term debt	517,600	76,500
Repayments of long-term debt	(194,000)	(64,500)
Book overdraft	994	(186)
Long-term debt issuance costs	(3,505)	-
Net cash provided (used) by financing activities	(79,213)	216,198
Increase in cash	1,011	948
Cash beginning of period	5,929	93
Cash end of period	$6,940	$1,041

See accompanying notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of Operations

The Partnership is a Delaware limited partnership formed on March 23, 2006. Our general partner interest is held by BreitBurn GP, a Delaware limited liability company, also formed on March 23, 2006. The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations. We conduct our operations through a wholly owned subsidiary, BOLP and BOLP’s general partner BOGP. We own directly all of the ownership interests in BOLP and BOGP.

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. See Note 6 within this report for information regarding our relationship with BreitBurn Management.

On June 17, 2008, we purchased 14,404,962 common units representing limited partner interests in the Partnership (“Common Units”) from subsidiaries of Provident for a purchase price of $335 million (the “Common Unit Purchase”). These units have been cancelled and are no longer outstanding. This purchase was accounted for as a buy back and cancellation of limited partner interests, and increased debt by $336.2 million and decreased equity by $336.2 million, including $1.2 million in capitalized transaction costs.

We also purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of $10 million (the “BreitBurn Management Purchase”). See Note 4 within this report for the purchase price allocation of this transaction. Also on June 17, 2008, we entered into a contribution agreement (the “Contribution Agreement”) with the General Partner, BreitBurn Management and BreitBurn Energy Corporation (“BreitBurn Corporation”), which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45% limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units and BreitBurn Management contributed its 100% limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473% general partner interest in us was eliminated and the limited partners of the Partnership holding Common Units were given a right to nominate and vote in the election of directors to the Board of Directors of the General Partner. As a result of these transactions (collectively, the “Purchase, Contribution and Partnership Transactions”), the General Partner and BreitBurn Management became our wholly owned subsidiaries.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement (the “Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the Omnibus Agreement, dated October 10, 2006, among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects.

The following diagram depicts our organizational structure as of June 30, 2008, and incorporates the changes resulting from the Purchase, Contribution and Partnership Transactions described above:

Our predecessor, BEC, remains a 96.02 percent owned indirect subsidiary of Provident, a publicly traded Canadian energy trust. See Note 16 within this report for current developments regarding Provident’s interest in BEC. Provident acquired its interest in BEC in June 2004. BreitBurn Corporation owns the remaining 3.98 percent in BEC. BreitBurn Corporation, a predecessor of BEC, was formed in May 1988 by Randall H. Breitenbach and Halbert S. Washburn. Messrs. Breitenbach and Washburn are the Co-Chief Executive Officers of our General Partner.

In 2006, we completed an initial public offering of 6,000,000 Common Units and completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount.

On May 24, 2007, we sold 4,062,500 Common Units in a private placement at $32.00 per unit, resulting in proceeds of approximately $130 million. The net proceeds of this private placement were used to acquire certain interests in oil leases and related assets located in Florida from Calumet Florida L.L.C. and to reduce indebtedness under our credit facility. On May 25, 2007, we sold 2,967,744 Common Units in a private placement at $31.00 per unit, resulting in proceeds of approximately $92 million. The net proceeds of this private placement were partially used to acquire a 99 percent limited partner interest in BreitBurn Energy Partners I (“BEPI”) from TIFD X-III LLC which owns interests in the Sawtelle and East Coyote oil fields located in California. On November 1, 2007, we sold 16,666,667 Common Units in a private placement at $27.00 per unit, resulting in proceeds of approximately $450 million and issued 21,347,972 Common Units to Quicksilver, to fund a portion of our acquisition from Quicksilver of properties located in Michigan, Indiana and Kentucky.

As of June 30, 2008, the public unitholders, the institutional investors in our private placements and Quicksilver owned 98.69 percent of the Common Units. BreitBurn Corporation owned 690,751 Common Units, representing a 1.31 percent limited partner interest. We own 100 percent of the General Partner, BreitBurn Management and BOLP.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items included in the prior year financial statements have been reclassified to conform to the 2008 presentation. We follow the successful efforts method of accounting for oil and gas activities. Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

3. Recently Issued Accounting Standards

SFAS No. 157, Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Effective January 1, 2008, we adopted SFAS No. 157, as amended by FSP 157-2. Adoption of SFAS No. 157 has not had a material impact on our results from operations or financial position.

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

SFAS No. 141(revised 2007) “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial position, results of operations or cash flows.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161 which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 has the same scope as Statement 133, and, accordingly, applies to all entities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement will require the additional disclosures detailed above.

FSP 142-3, “Determination of the Useful Life of Intangible Assets”. In April 2008, the FASB issued FASB Staff Position 142-3 (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combination” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our financial position, results of operations or cash flows.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). In May 2008, the FASB issued SFAS No. 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our results from operations or financial position.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our financial position, results of operations or cash flows.

4. Acquisitions

On January 23, 2007, we completed the purchase of certain oil and gas properties, known as the “Lazy JL Field” in the Permian Basin of Texas, including related property and equipment. The purchase price for the Lazy JL Field acquisition was approximately $29.0 million in cash. The first six-months of 2007 included a full six-months of Lazy JL results.

On May 24, 2007, BOLP entered into an Amended and Restated Asset Purchase Agreement with Calumet Florida, L.L.C. (“Calumet”), to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida. Our final purchase price was approximately $109.9 million.

On May 25, 2007, BOLP entered into a Purchase and Sale Agreement with TIFD X-III LLC, pursuant to which it acquired TIFD’s 99 percent limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) for a total final purchase price of approximately $92.6 million. BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California.

On November 1, 2007, we completed the acquisition of certain assets and equity interests in certain entities from Quicksilver consisting of natural gas, oil and midstream assets in Michigan, Indiana and Kentucky for a purchase price of approximately $1.5 billion.

On June 17, 2008, we purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, for a purchase price of $10 million. This transaction resulted in BreitBurn Management becoming a wholly owned subsidiary of the Partnership and was accounted for as a business combination. The following table presents the purchase price allocation of the BreitBurn Management Purchase:

Thousands of dollars
Related party receivables - current, net	$10,662
Other current assets	21
Oil and gas properties	8,451
Non-oil and gas assets	4,343
Related party receivables - non-current	6,704
Current liabilities	(13,510)
Long-term liabilities	(6,704)
$9,967

Certain of the current and long-term related party receivables are with the Partnership, so they are now eliminated in consolidation.

Please see Note 4. “Acquisitions” within our 2007 Annual Report on Form 10-K for more details regarding our 2007 acquisitions.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three-months and six-months ended June 30, 2007, assuming the Calumet, BEPI and Quicksilver acquisitions had been completed as of January 1, 2007, including adjustments to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information also assumes our 2007 private placements of Common Units were completed as of January 1, 2007, since the private placements were contingent on two of the acquisitions. The revenues and expenses of these three acquisitions are included in our 2007 consolidated results effective May 24, May 25 and November 1, 2007. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been completed as of January 1, 2007.

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
Thousands of dollars, except per unit amounts	June 30, 2007	June 30, 2007
Revenues	$73,261	$142,496
Net Income	$3,906	$8,735
Net income per unit
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

5. Income Taxes

As of June 30, 2008, we and all of our subsidiaries, with the exception of Phoenix Production Company, Alamitos Company and BreitBurn Management, are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes.  Essentially all of our taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our partners. As such, we did not record any federal income tax expense for those pass-through entities. Current state income, profit margin and business income expenses are recorded for entities that are subject to state taxation in various states, primarily in Michigan, California and Texas.  The total estimated state tax amounts recorded for the three-months and six-months ended June 30, 2008 were an immaterial amount and $0.3 million, respectively.

Our wholly-owned subsidiary, Phoenix Production Company is a tax-paying corporation.  Income tax provision is recorded in accordance with SFAS No. 109 “Accounting for Income Taxes.”  For the three-months and six-months ended June 30, 2008, we recorded $0.1 million and $0.1 million, respectively, of federal alternative minimum tax expense and $1.4 million and $1.7 million, respectively, of federal deferred tax benefit.

At June 30, 2008, a net deferred tax liability of $1.4 million was included in our consolidated balance sheet for Phoenix Production Company.  The net deferred tax liability primarily consisted of the tax effect of book and tax basis differences of certain assets and liabilities and the deferred tax asset for net operating loss carry forwards.  Management expects to fully utilize the unused operating loss carry forwards to offset future taxable income.  As such, no valuation allowance has been recorded against the deferred tax asset.

6. Related Party Transactions

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All employees, including our executives, are employees of BreitBurn Management. Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities. On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management will continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses, until December 31, 2008, at which time a fee will be negotiated in good faith by both parties. In addition to the monthly fee, BreitBurn Management will continue to charge BEC for direct expenses including incentive plan costs and direct administrative costs. Beginning on June 17, 2008, all of the costs not charged to BEC are consolidated with the Partnership’s results.

At June 30, 2008, we had current receivables of $9.9 million and long-term receivables of $3.8 million due from BEC related to the Administrative Services Agreement, outstanding liabilities for employee related costs including equity-based compensation accruals and oil and gas sales made on our behalf from certain properties. In the second quarter and first six-months of 2008, total oil and gas sales made on our behalf for these properties were approximately $0.7 million and $1.2 million, respectively. In the second quarter and first six-months of 2007, total oil and gas sales made on our behalf for these properties were approximately $0.4 million and $0.8 million, respectively.

At June 30, 2008 and December 31, 2007, we had the following receivables and payables with affiliated companies:

	June 30,	December 31,
Thousands of dollars	2008	2007
Related party receivables
Plains Marketing (a)	$-	$10,481
Quicksilver	-	22,748
BEC	9,873	955
Other affiliated companies	947	1,384
Current related party receivables	10,820	35,568

BEC	3,828	-
Long-term related party receivables	$3,828	$35,568

Related party payables
Provident (b)	$1,115	$928
BreitBurn Management (c)	-	9,209
Current related party payables	1,115	10,137

BreitBurn Management (c)	-	1,532
Long-term related party payables	$-	$1,532

(a) As of March 26, 2008, Plains Marketing ceased to be a related party.
(b) As of June 17, 2008, Provident ceased to be a related party.
(c) As of June 17, 2008, BreitBurn Management is a wholly-owned subsidiary.

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

In addition, through a transition services agreement through March, 2008, Quicksilver provided services to us for accounting, land administration, and marketing and charged us $0.9 million for the first three-months of 2008 and $0.6 million for the year ended December 31, 2007. These charges were included in general and administrative expenses on the consolidated statements of operations. At December 31, 2007, the net receivable from Quicksilver was approximately $22.7 million which reflected cash collections made on our behalf net of advances. In 2008, we collected all outstanding receivables with Quicksilver. Quicksilver also buys natural gas from us in Michigan. In the second quarter and first six-months of 2008, total gas sales to Quicksilver were approximately $3.6 million and $4.7 million, respectively.

At June 30, 2008 and December 31, 2007, we had a receivable of $0.9 million and $1.4 million, respectively, for cash advances made to equity affiliates, included in other affiliated companies.

At June 30, 2008 and December 31, 2007, we had a payable to Provident of $1.1 million and $0.9 million, respectively, relating primarily to the management agreement and insurance costs that were provided by Provident on our behalf. During the six-months ended June 30, 2008, we did not make any payments to Provident. We paid the outstanding payable of $1.1 million to Provident in July, 2008.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the Omnibus Agreement, dated October 10, 2006, among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects and Provident is not considered a related party.

7. Inventory

Our crude oil inventory from our Florida operations at June 30, 2008 and December 31, 2007 was $5.9 million and $5.5 million respectively. In the six-months ended June 30, 2008, we sold 382 MBbls of crude oil and produced 370 MBbls from our Florida operations. Inventory additions are at cost and represent our production costs. We match production expenses with crude oil sales. Production expenses associated with unsold crude oil inventory are recorded to inventory. Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.

8. Intangibles

In May 2007, we acquired certain interests in oil leases and related assets through the acquisition of a limited liability company from Calumet Florida, L.L.C. As part of this acquisition, we assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010. A $3.4 million intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation. Realized gains or losses from these contracts are recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts. As of June 30, 2008, our intangible asset related to the crude oil sales contracts was $2.1 million.

In November 2007, we acquired oil and gas properties and facilities from Quicksilver. Included in the Quicksilver purchase price was a $5.2 million intangible asset related to retention bonuses. In connection with the acquisition, we entered into an agreement with Quicksilver which provides for Quicksilver to fund retention bonuses payable to 139 former Quicksilver employees in the event these employees remain continuously employed by BreitBurn Management from November 1, 2007 through November 1, 2009 or in the event of termination without cause, disability or death. As of June 30, 2008, our intangible asset related to Quicksilver retention bonuses was $2.8 million.

9. Equity Investments

We had equity investments at June 30, 2008 and December 31, 2007 of $16.0 million and $15.6 million, respectively. These investments are reported in the “Equity investments” line caption on the consolidated balance sheet and represent investments in natural gas processing facilities. For the second quarter and first six-months of 2008, we recorded $0.2 million and $0.5 million, respectively, in earnings from equity investments. For the second quarter and first six-months of 2007, we recorded $0.1 million and $0.2 million, respectively, in earnings from equity investments. Earnings from equity investments are reported in the “Other Revenue” line caption on the consolidated statement of operations.

10. Long-Term Debt

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, entered into a four-year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and a syndicate of banks (the “Amended and Restated Credit Agreement”). The credit facility’s borrowing base was increased from $700 million to $750 million on April 10, 2008.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the Amendment No. 1 to the Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent (the “Agent”). Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement, from $750 million to $900 million. In addition, Amendment No. 1 to the Credit Agreement enacted certain additional amendments, waivers and consents to the Amended and Restated Credit Agreement and the related Security Agreement, dated November 1, 2007, among BreitBurn Operating, certain of its subsidiaries and the Agent, necessary to permit the Amendment No. 1 to the First Amended and Restated Limited Partnership Agreement and the transactions consummated in the Purchase, Contribution and Partnership Transactions. Under the Amendment No. 1 to the Credit Agreement, the interest margins applicable to borrowings, the letter of credit fee and the commitment fee under the Amended and Restated Credit Agreement were increased by amounts ranging from 12.5 to 25 basis points.

As of June 30, 2008 and December 31, 2007, approximately $694.0 million and $370.4 million, respectively, in indebtedness were outstanding under the Amended and Restated Credit Agreement. The credit facility will mature on November 1, 2011. At June 30, 2008, the LIBOR interest rate, a weighted average interest rate of our 4 outstanding LIBOR loans, was 4.476% on the LIBOR portion of $691.0 million and the prime rate was 6.0 percent on the prime debt portion of $3.0 million.

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

As of June 30, 2008 and December 31, 2007, we were in compliance with the credit facility’s covenants. At June 30, 2008, we had $0.3 million in letters of credit outstanding.

Our interest expense is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2008	2007	2008	2007
Credit facility	$4,221	$578	$8,925	$987
Commitment fees	413	-	666	61
Amortization of discount and deferred issuance costs	490	25	957	53
Total	$5,124	$603	$10,548	$1,101

Cash paid for interest on Credit facility (including realized losses on interest rate swaps)	$4,705	$550	$10,074	$726

During the first quarter of 2008, in order to mitigate our interest rate exposure, we entered into various interest rate swaps. Please see Note 13 within this report for a discussion of our interest rate swaps.

11. Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities as well as our estimate of the future timing of the costs to be incurred. Changes in the asset retirement obligation for the periods ended June 30, 2008 and December 31, 2007 are presented in the following table:

	Six Months	Year Ended
	Ended June 30,	December 31,
Thousands of dollars	2008	2007
Carrying amount, beginning of period	$27,819	$10,253
Liabilities settled in the current period	-	(367)
Revisions (1)	-	3,950
Acquisitions	-	12,955
Accretion expense	960	1,028
Carrying amount, end of period	$28,779	$27,819

(1) Increased cost estimates and revisions to reserve life.

12. Partners’ Equity

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident. These units have been cancelled and are no longer outstanding. We also purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, which owned the General Partner. Also on June 17, 2008, we entered into a Contribution Agreement with the General Partner, BreitBurn Management and BreitBurn Corporation, pursuant to which BreitBurn Corporation contributed its 4.45% limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units and BreitBurn Management contributed its 100% limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473% general partner interest in us was eliminated. As a result of these transactions, the General Partner and BreitBurn Management became our wholly-owned subsidiaries.

At June 30, 2008, we had 52,635,634 Common Units outstanding.

At June 30, 2008, we had 6,700,000 Common Units authorized for issuance under our long-term incentive compensation plans and there were 1,417,405 partnership-based units outstanding that are eligible for receiving Common Units upon vesting.

Earnings per unit

Weighted average units outstanding for computing basic and diluted net loss per unit were:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Weighted average number of Common Units used to calculate basic and diluted net loss per unit:
Basic	64,807,563	24,816,419	65,914,102	23,396,088
Diluted	64,807,563	24,816,419	65,914,102	23,396,088

A total of 1,417,405 and 123,178 potentially issuable Common Units under our compensation plans were anti-dilutive as of June 30, 2008 and 2007, respectively, and were excluded from the calculation of diluted earnings per share.

Cash Distributions

On May 15, 2008, we paid a cash distribution of approximately $33.7 million to our General Partner and common unitholders of record as of the close of business on May 9, 2008. The distribution that was paid to unitholders was $0.50 per Common Unit. During the three-months and six-months ended June 30, 2008, we also paid cash equivalent to the distribution paid to unitholders of $0.5 million and $1.0 million, respectively, to holders of Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

13. Financial Instruments

Fair Value of Financial Instruments

Our commodity price risk management program is intended to reduce our exposure to commodity prices and to assist with stabilizing cash flow and distributions. Routinely, we utilize derivative financial instruments to reduce this volatility. With respect to derivative financial instruments, we could be exposed to losses if a counter-party fails to perform in accordance with the terms of the contract. This risk is managed by diversifying the derivative portfolio among counterparties meeting certain financial criteria.

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations. These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133. Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges and instead recognize changes in the fair value immediately in earnings. We had realized losses of $33.3 million and $46.8 million and unrealized losses of $319.9 million and $389.9 million for the three-months and six-months ended June 30, 2008 relating to our various market-based commodity contracts. We had net financial instruments payable relating to our commodity contracts of $489.8 million at June 30, 2008.

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. As of June 30, 2008, our total debt outstanding was $694 million. During the first quarter of 2008, in order to mitigate our interest rate exposure, we entered into various interest rate swaps to fix $200 million of floating LIBOR-base debt on our credit facility. We entered into one swap for $100 million at a fixed rate of 3.3873 percent, which expires January 8, 2010, a second swap for $50 million at a fixed rate of 3.438 percent, which expires July 8, 2009 and a third swap for $50 million at a fixed rate of 3.62 percent, which expires January 8, 2009. We had realized losses of $0.5 million and $0.4 million for the quarter and six-months ended June 30, 2008 relating to our interest rate swaps. We had an unrealized gain of $0.6 million and an unrealized loss of $0.6 million for the quarter and six-months ended June 30, 2008, respectively, relating to our interest rate swaps. We had net financial instruments payable related to the interest rate swaps of $0.6 million at June 30, 2008.

Balance Sheet presentation of commodity and interest derivatives is as follows:

Thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Total Financial Instruments
Balance, June 30, 2008
Short-term assets	$810	$-	$-	$810
Long-term assets	2,481	-	-	2,481
Total assets	3,291	-	-	3,291

Short-term liabilities	(84,221)	(89,962)	(556)	(174,739)
Long-term liabilities	(208,631)	(110,292)	(52)	(318,975)
Total liabilities	(292,852)	(200,254)	(608)	(493,714)

Net assets (liabilities)	$(289,561)	$(200,254)	$(608)	$(490,423)

We had the following contracts in place at June 30, 2008:

	Year	Year	Year	Year	Year
	2008	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	48,129	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.08	$8.14	$8.20	$9.21	$10.12
Collars:
Hedged Volume (MMBtu/d)	731	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$20.00	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	48,860	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.10	$8.17	$8.26	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (MBbls/d)	2,107	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$79.12	$75.51	$83.12	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (MBbls/d)	2,925	2,847	1,743	2,439	-
Average Price ($/Bbl)	$60.85	$62.86	$63.60	$107.71	$-
Average Part. %	59.1%	57.1%	58.1%	56.0%	-
Collars:
Hedged Volume (MBbls/d)	239	594	1,279	1,125	3,077
Average Floor Price ($/Bbl)	$110.00	$92.95	$102.84	$102.13	$110.00
Average Ceiling Price ($/Bbl)	$146.90	$123.84	$136.16	$134.64	$145.39
Floors:
Hedged Volume (MBbls/d)	500	500	500	-	-
Average Floor Price ($/Bbl)	$107.50	$100.00	$100.00	$-	$-
Total:
Hedged Volume (MBbls/d)	5,771	5,778	5,829	5,679	5,016
Average Price ($/Bbl)	$73.60	$71.01	$83.06	$99.36	$102.27

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are markets in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. An example of a Level 1 input would be quoted prices for exchange traded commodity futures contracts.

Level 2 – Inputs other than quoted prices that are included in Level 1. Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies. These models include industry standard models that consider standard assumptions such as quoted forward prices for commodities, interest rates, volatilities, current market and contractual prices for underlying assets as well as other relevant factors. Substantially all of these inputs are evident in the market place throughout the terms of the financial instruments and can be derived by observable data, including third party data providers. These inputs may also include observable transactions in the market place. We consider the over the counter (OTC) commodity and interest rate swaps in our portfolio to be Level 2. These are assets and liabilities that can be bought and sold in active markets and quoted prices are available from multiple potential counterparties.

Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability. These inputs generally reflect management’s estimates of the assumptions market participants would use when pricing the instruments. Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models. Level 3 instruments primarily include derivative instruments for which we do not have sufficient corroborating market evidence, such as binding broker quotes, to support classifying the asset or liability as Level 2. Level 3 also includes complex structured transactions that sometimes require the use of non-standard models.

Certain OTC derivatives that trade in less liquid markets and, or contain limited observable model inputs are currently included in Level 3. We include these assets and liabilities in Level 3 as required by current interpretations of SFAS 157. As of June 30, 2008, our Level 3 assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.

As noted in our 2007 Annual Report on Form 10-K, BreitBurn Management provides us with general management services, including risk management activities. Pursuant to a transition services agreement, BreitBurn Management contracts with Provident for the risk management services provided to us.

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

Recurring fair value measurements were:

	As of June 30, 2008
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity Derivatives (swaps, put and call options)	$-	$(568,206)	$78,391	$(489,815)
Other Derivatives (interest rate swaps)	-	(608)	-	(608)
Total	$-	$(568,814)	$78,391	$(490,423)

The following table sets forth a reconciliation of our derivative instruments classified as Level 3:

Thousands of dollars	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Assets (Liabilities):
Beginning balance	$49,031	$44,236
Realized and unrealized gains (losses)	26,070	30,865
Purchases and issuances	3,290	3,290
Balance at June 30, 2008	$78,391	$78,391

Unrealized gains of $26.8 million and $31.7 million for the quarter and six-months ended June 30, 2008, respectively, related to our derivative instruments classified as Level 3 are included in Losses on derivative instruments, net on the consolidated statements of operations. Realized losses of $0.7 million and $0.8 million for the quarter and six-months ended June 30, 2008, respectively, related to our derivative instruments classified as Level 3 are also included in Losses on derivative instruments, net on the consolidated statements of operations. Determination of fair values incorporates various factors as required by SFAS No. 157 including but not limited to the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities.

14. Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the quarter and six-months ended June 30, 2008 was $3.6 million and $4.7 million, respectively, of which $3.4 million and $4.3 million, respectively, was included in general and administrative expenses. The remainder is included in operating costs. Unit-based compensation expense for the quarter and six-months ended June 30, 2007 was $4.1 million and $7.7 million, respectively.

In the second quarter of 2008, the board of directors of the General Partner approved the grant of 230,352 Restricted Phantom Units (“RPUs”) to employees of BreitBurn Management for 2008, under our 2006 Long-Term Incentive Plan (“LTIP”).  RPUs are phantom equity awards that, to the extent vested, represent the right to receive actual partnership units upon specified payment events.  RPUs generally vest in three equal, annual installments on each anniversary of the vesting commencement date of the award.  In addition, each RPU is granted in tandem with a distribution equivalent right that will remain outstanding from the grant of the RPU until the earlier to occur of its forfeiture or the payment of the underlying unit, and which entitles the grantee to receive payment of amounts equal to distributions paid to each holder of an actual partnership unit during such period.  RPUs that do not vest for any reason are forfeited upon a grantee’s termination of employment.

During the first quarter of 2008, our outside directors were granted 16,280 Restricted Phantom Units under our Long-Term Incentive Plan to Directors.

For the three-months and six-months ended June 30, 2008, we paid approximately $0.7 million and $5.3 million in cash for various compensation plans, respectively.  In addition, we also paid cash equivalent to distributions paid to our unitholders of $0.5 million and $1.0 million, respectively, on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plan.

On June 17, 2008, we entered into the BreitBurn Management Purchase agreement with Pro LP and Pro GP. The BreitBurn Management Purchase Agreement contains certain covenants of the parties relating to the allocation of responsibility for liabilities and obligations under certain pre-existing equity-based compensation plans adopted by BreitBurn Management, BEC and us.  The pre-existing compensation plans include the 2005 and 2006 LTIP grants and the Unit Appreciation Right Plan which are indexed to the Provident Trust Units.

For detailed information on our various compensation plans, see our 2007 Annual Report on Form 10-K.

15. Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At June 30, 2008 and December 31, 2007, we had obtained various surety bonds totaling $9.6 million and $7.6 million, respectively. At June 30, 2008 and December 31, 2007 we had $0.3 million and $0.3 million, respectively, in letters of credit outstanding.

Other

We are involved in various lawsuits, claims and inquiries, all of which are routine to the nature of our business. In the opinion of management, the resolution of these matters will not have a material effect on our financial position, results of operations or liquidity.

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

In connection with the private placements of Common Units to finance the Quicksilver Acquisition, we entered into registration rights agreements with the institutional investors in our private placements and Quicksilver to file shelf registration statements to register the resale of the Common Units sold or issued in the Private Placements and to use our commercially reasonable efforts to cause the registration statements to become effective with respect to the Common Units sold to the institutional investors not later than August 2, 2008 and, with respect to the Common Units issued to Quicksilver, within one year from November 1, 2007. Quicksilver is prohibited from selling any of the Common Units issued to it prior to the first anniversary of November 1, 2007 or more than 50 percent of such Common Units prior to eighteen months after November 1, 2007. In addition, the agreements give the institutional investors and Quicksilver piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the institutional investors and Quicksilver and, in certain circumstances, to third parties.

On July 31, 2008, the registration statement relating to the resale of the Common Units issued in the private placement to the institutional investors was declared effective. With respect to Quicksilver, if the shelf registration statement is not effective by the registration deadline, then we must pay Quicksilver liquidated damages of 0.25 percent of the product of the purchase price of $32.79 times the number of registrable securities held by Quicksilver per 30-day period for the first 60 days following such deadline. This amount will increase by an additional 0.25 percent of the product of the purchase price times the number of registrable securities held by Quicksilver per 30-day period for each subsequent 60 days, up to a maximum of 1.0 percent of the product of the purchase price times the number of registrable securities held by Quicksilver per 30-day period. The aggregate amount of liquidated damages we must pay will not exceed 10.0 percent of the aggregate purchase price for the units issued to Quicksilver, or approximately $70 million. Pursuant to the registration rights agreement for this private placement, we agreed to indemnify Quicksilver and each of its respective officers, directors and other representatives against certain losses resulting from any breach of our representations, warranties or covenants contained therein.

16. Subsequent Events

On July 18, 2008, we entered into additional interest rate swaps to fix a portion of floating LIBOR base debt on our credit facility. We entered into one swap for $200 million at a fixed rate of 3.6825 percent, for the period from July 22, 2008 to January 20, 2009, another for $250 million at a fixed rate of 3.6825 percent, for the period from January 20, 2009 to July 20, 2009 and a third for $300 million at a fixed rate of 3.6825, for the period from July 20, 2009 to December 20, 2010.

On July 30, 2008 we announced that members of our senior management, in their individual capacity, together with Metalmark Capital Partners and Greenhill Capital Partners, have entered into a purchase and sale agreement with Provident to acquire Provident's indirect ownership of a 96.02% interest in BEC. In connection with this transaction, expected to close in mid-August, the Partnership expects to enter into new Administrative Services and Omnibus Agreements with BEC. The current Administrative Services Agreement between BreitBurn Management and BEC is terminable on a change of control of BEC.

On August 1, 2008, we declared a cash distribution of approximately $27.4 million to be distributed to our common unitholders of record as of the close of business on August 11, 2008. The distribution, to be paid to unitholders on August 14, 2008, is $0.52 per Common Unit. In August 2008, we will make a payment equivalent to the distribution made to unitholders of $0.7 million on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Item 7 of our 2007 Annual Report on Form 10-K and the consolidated financial statements and related notes therein and Item 2 of our Quarterly Report on Form 10-Q for the period ending March 31, 2008 and the consolidated financial statements and related notes therein. Our 2007 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the cautionary statement regarding forward-looking statements on page 1 of this report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation, development and production of oil and gas properties in the United States. Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located in the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming, the Permian Basin in West Texas, the Sunniland Trend in Florida, the Antrim Shale in Northern Michigan and the New Albany Shale in Indiana and Kentucky.

Our goal is to provide stability and growth in cash distributions to our unitholders. In order to meet this objective, we plan to continue to follow our core investment strategy, which includes the following principles:

•	Acquire long-lived assets with low-risk exploitation and development opportunities;

•	Use our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to optimize reserve recovery;

•	Reduce cash flow volatility through commodity price derivatives; and

•	Maximize asset value and cash flow stability through operating control.

On June 17, 2008, we purchased 14,404,962 common units representing limited partner interests in the Partnership (“Common Units”) from subsidiaries of Provident for a purchase price of $335,033,175 (the “Common Unit Purchase”). These units have been cancelled and are no longer outstanding. We also purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of $9,966,825 (the “BreitBurn Management Purchase”). Also on June 17, 2008, we entered into a contribution agreement (the “Contribution Agreement”) with the General Partner, BreitBurn Management and BreitBurn Energy Corporation (“BreitBurn Corporation”), which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45% limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units and BreitBurn Management contributed its 100% limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473% general partner interest in us was eliminated and the limited partners of the Partnership holding Common Units were given the right to nominate and vote in the election of directors to the Board of Directors of the General Partner. As a result of these transactions (collectively, the “Purchase, Contribution and Partnership Transactions”), the General Partner and BreitBurn Management became our wholly owned subsidiaries.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement (the “Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the October 10, 2006 Omnibus Agreement among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects.

Recent Developments

We continued to ramp up activity from the successful acquisitions that we made in 2007. Our daily production for the second quarter of 2008 averaged 18,802 Boe/d, which was above our expectations and was a 219% increase from the same period a year ago. There were a number of company operational records that were set during the second quarter of 2008:

- Drilling activity was increased and we had a total of 6 drilling rigs running as of June 30, 2008.
- 29 wells were drilled during the quarter. This compares to 7 wells drilled in the second quarter of 2007.
- Capital expenditures increased from $19.2 million in the first quarter of 2008 to $25.5 million in the second  quarter. This compares to $8.8 million in the second quarter of 2007.

As planned when we made the acquisitions in 2007, we have significantly increased the activity level on the properties acquired in order to capture the existing opportunities that were recognized. We are also working to identify and implement new opportunities to continue to add to the value of these acquisitions.

The integration of these properties continues to progress well and we are forecasting further increases in our activity level for the remainder of the year. We expect to increase our rig count in the third quarter of 2008 to 8 or 9 rigs. This rig level will allow us to drill about 50% more wells than were drilled in the second quarter of 2008. We are currently forecasting our overall 2008 capital program to be in the range of $115 million to $125 million.

BreitBurn Management

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of BreitBurn Management. Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities. On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management will continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses, until December 31, 2008, at which time a fee will be negotiated in good faith by both parties. In addition to the monthly fee, BreitBurn Management will continue to charge BEC for direct expenses including incentive plan costs and direct administrative costs. Beginning on June 17, 2008, all of the costs not charged to BEC are consolidated with the Partnership’s results.

On July 30, 2008, we announced that members of our senior management, in their individual capacities, together with Metalmark Capital Partners and Greenhill Capital Partners, have entered into a purchase and sale agreement with Provident to acquire Provident’s indirect ownership of a 96.017% interest in BEC.  The Co-Chief Executive Officers of our General Partner, Randall H. Breitenbach and Halbert S. Washburn, indirectly own the remaining interest in BEC.   Mr. Washburn is also the newly appointed Chairman of the Board of our General Partner and Mr. Breitenbach is a member of the Board of Directors of our General Partner.  The transaction is subject to customary closing conditions and is expected to close in mid-August 2008.  In connection with the closing of the proposed transaction, the Partnership expects to enter into a new administrative services agreement and omnibus agreement with BEC.  If the proposed transaction is completed, management of the Partnership expects that there will be no immediate change to the relationship between the Partnership and BEC and therefore the sharing of resources and expertise through BreitBurn Management will continue without any significant changes in general and administrative expenses.

Outlook

Our revenues and net income are sensitive to oil and natural gas prices. Certain of our operating expenses are correlated to oil and natural gas prices, and as commodity prices rise and fall, our operating expenses will directionally rise and fall. Oil prices have increased significantly since the beginning of 2004. Significant factors that will impact near-term commodity prices include but are not limited to political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators. A substantial portion of our estimated production is currently covered through derivative transactions through 2012, representing approximately 75 percent of our current production and ranging down to 40 percent of our expected future production through 2012. We intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our oil and gas revenues.

In the second quarter of 2008, WTI averaged $124 per barrel, compared with about $65 a year earlier. The average price for WTI for the first six-months of 2008 was $111 per barrel compared with about $62 per barrel a year earlier. The average price for WTI in July 2008 was about $133 per barrel. In 2007, the NYMEX WTI spot price averaged approximately $72 per barrel. Crude-oil prices have remained strong due mainly to increasing demand in growing economies, the heightened level of geopolitical uncertainty in some areas of the world and supply concerns in other key producing regions.

Prices for natural gas have historically fluctuated widely and in many regional markets are more closely aligned with supply and demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest. In the second quarter of 2008, the NYMEX wholesale natural gas price ranged from a low of $9.32 per MMBtu to a high of $13.35 per MMBtu. In the first six-months of 2008, the NYMEX wholesale natural gas price ranged from a low of $7.62 per MMBtu to a high of $13.35 per MMBtu. The average NYMEX wholesale natural gas price in July 2008 was about $11 per MMBtu. During 2007, the average NYMEX wholesale natural gas price ranged from a low of $6.14 per MMBtu for August to a high of $7.82 per MMBtu for May.

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

We analyze the prices we realize from sales of our oil and gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market. Our Los Angeles Basin crude oil is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI. Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at prices substantially equal to NYMEX crude oil prices. Our Florida crude oil trades at a significant discount to NYMEX primarily because of its low gravity and other characteristics as well as its distance from a major refining market.

Our Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas. We have entered into natural gas derivative contracts through December 2012 for approximately 75 percent of our Michigan production. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices. Our revenues and net income are sensitive to oil and natural gas prices. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas. See ‘‘Item 3. Quantitative and Qualitative Disclosure about Market Risk” and Note 13 in the consolidated financial statements included in this report for more detail on our derivative activities.

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated. The data for both periods reflects our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

Comparison of Results of the Partnership for the Three-months and Six-months Ended June 30, 2008 and 2007

	Three Months Ended				Six Months Ended
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
Thousands of dollars, except as indicated	2008	2007		%	2008	2007		%
Total Production (MBoe)	1,711	536	1,175	219%	3,431	969	2,462	254%
Oil and NGL (MBoe)	766	525	241	46%	1,549	943	606	64%
Natural gas (MMcf)	5,666	66	5,600	8485%	11,290	154	11,136	7231%
Average daily production (Boe/d)	18,802	5,889	12,913	219%	18,852	5,354	13,498	252%
Sales volumes (MBoe)	1,674	587	1,087	185%	3,441	1,021	2,420	237%
Average realized sales price (per Boe) (a)	62.96	55.80	7.16	13%	59.90	55.92	3.98	7%
Oil and NGL (per Boe) (a)	77.75	56.31	21.44	38%	72.35	56.60	15.75	28%
Natural gas (per Mcf) (a)	8.58	4.88	3.70	76%	8.26	5.03	3.23	64%

Oil, natural gas and natural gas liquid sales	$139,962	$32,413	107,549	332%	$255,811	$53,802	202,009	375%
Realized gains (losses) on commodity derivative instruments	(33,334)	822	(34,156)	-4155%	(46,772)	3,850	(50,622)	-1315%
Unrealized losses on commodity derivative instruments	(319,948)	(8,373)	(311,575)	-3721%	(389,897)	(18,069)	(371,828)	-2058%
Other revenues, net	643	237	406	171%	1,518	478	1,040	218%
Total revenues	$(212,677)	$25,099	(237,776)	-947%	$(179,340)	$40,061	(219,401)	-548%

Lease operating expenses	$26,094	$8,914	17,180	193%	$49,198	$16,021	33,177	207%
Production and property taxes	8,499	1,797	6,702	373%	16,564	3,301	13,263	402%
Processing fees	1,392	-	1,392	N/A	2,254	-	2,254	N/A
Total lease operating expenses	35,985	10,711	25,274	236%	68,016	19,322	48,694	252%
Transportation expense	1,153	409	744	182%	2,730	409	2,321	567%
Purchases	83	69	14	20%	178	150	28	19%
Change in inventory	(2,499)	3,415	(5,914)	-173%	(229)	3,415	(3,644)	-107%
Total operating costs	$34,722	$14,604	20,118	138%	$70,695	$23,296	47,399	203%
Lease operating expenses pre taxes per Boe (b)	16.06	16.63	(0.57)	-3%	15.00	16.53	(1.53)	-9%
Production and property taxes per Boe	4.97	3.35	1.62	48%	4.83	3.41	1.42	42%
Total lease operating expenses per Boe	21.03	19.98	1.05	5%	19.82	19.94	(0.12)	-1%
Depreciation, depletion & amortization	21,890	4,511	17,379	385%	42,751	7,598	35,153	463%
DD&A per Boe	12.79	8.42	4.37	52%	12.46	7.84	4.62	59%

(a) Includes realized gains (losses) on commodity derivative instruments.

The variance in the results of the Partnership was due to the following components:

Production

For the quarter ended June 30, 2008 as compared to the same period a year ago, production volumes increased by 1.2 MMBoe, or 219 percent. The increase included 1,189 MBoe from our properties acquired since April 2007, including Michigan, Indiana and Kentucky production of 1,056 MBoe (6.3 Bcfe). Florida production from our properties acquired on May 24, 2007 was 146 MBoe in the current period, compared to 59 MBoe a year ago, which represented a partial period. California production from our properties acquired on May 25, 2007 was 80 MBoe, compared to 34 MBoe a year ago. The increase due to our 2007 acquisitions was partially offset by decreases primarily in Wyoming production due to natural field declines.

For the six-months ended June 30, 2008 as compared to the same period a year ago, production volumes increased by 2.5 MMBoe, or 254 percent. The increase included 2,480 MBoe from our properties acquired since April 2007, including Michigan, Indiana and Kentucky production of 2,098 MBoe (12.6 Bcfe). Florida production from our properties acquired on May 24, 2007 was 315 MBoe in the current period, compared to 59 MBoe a year ago. California production from our properties acquired on May 25, 2007 was 159 MBoe, compared to 34 MBoe a year ago.

Revenues

Total revenues decreased $237.8 million in the second quarter of 2008 as compared to the second quarter of 2007. Higher production, primarily from the properties we acquired since April 2007, and higher commodity prices increased oil, natural gas and natural gas liquid sales revenues by approximately $107.5 million in the second quarter of 2008. The 2008 results included $311.6 million higher unrealized losses from derivative instruments primarily due to increases in both crude oil and natural gas prices. Realized losses from derivative instruments during the second quarter of 2008, versus realized gains from derivative instruments during the comparable quarter of 2007, decreased revenue by approximately $34.2 million.

Total revenues decreased $219.4 million in the first six-months of 2008 as compared to the first six-months of 2007. Higher production, primarily from the properties we acquired since April 2007, and higher commodity prices increased oil, natural gas and natural gas liquid sales revenues by approximately $202.0 million in the first six-months of 2008. The results for the first six-months of 2008 included $371.8 million in higher unrealized losses from derivative instruments. Realized losses from derivative instruments during the first six-months of 2008, versus realized gains from derivative instruments during the comparable quarter of 2007, decreased revenue by approximately $50.6 million.

Lease operating expenses

Pre tax lease operating expenses, including processing fees, for the second quarter of 2008 totaled $27.5 million, or $16.06 per Boe, which is 3 percent lower than the second quarter of 2007. Pre tax lease operating expenses, including processing fees, for the first six-months of 2008 totaled $51.5 million, or $15.00 per Boe, which is 9 percent lower than the first six-months of 2007. The decreases in per Boe lease operating expenses are primarily attributable to our lower per Boe cost structure in Michigan, Indiana and Kentucky. Processing fees relate to natural gas production in Michigan.

Production and property taxes for the second quarter of 2008 totaled $8.5 million, or $4.97 per Boe, which is 48 percent higher than the second quarter of 2007. Production and property taxes for the first six-months of 2008 totaled $16.6 million, or $4.83 per Boe, which is 42 percent higher than the first six-months of 2007. The increase in production and property taxes compared to last year result primarily from higher commodity prices.

Transportation expenses

In Florida, our crude oil is transported from the field by trucks and pipelines and then transported by barge to the sale point. Transportation costs incurred in connection with such operations are reflected as an operating cost on the consolidated statement of operations. In the second quarter of 2008, transportation costs totaled $1.2 million and in the first six-months of 2008, transportation costs totaled $2.7 million. Transportation expenses for the three-months and six-months ended June 30, 2007 were $0.4 million and $0.4 million, respectively. The increase from the prior year is attributable to a full quarter and six-months of Florida sales production.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $21.9 million, or $12.79 per Boe, in the second quarter of 2008, an increase of 52 percent per Boe from the same period a year ago. The increase in DD&A rates was primarily due to the acquisitions made since April 2007. DD&A expense totaled $42.8 million, or $12.46 per Boe, in the first six-months of 2008, an increase of 59 percent per Boe from the same period a year ago.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $13.0 million and $6.6 million for the quarters ended June 30, 2008 and 2007, respectively. This included $3.4 million and $3.8 million, respectively, in unit-based compensation expense related to management incentive plans. This decrease in unit-based compensation expense was primarily due to the decrease in the Common Unit price from the second quarter of 2007 to the second quarter of 2008. For the second quarter of 2008, G&A expenses, excluding unit-based compensation, were $6.8 million higher than the second quarter of 2007, primarily due to higher staffing levels and transition-related costs associated with our 2007 acquisitions.

Our G&A expenses totaled $23.9 million and $14.1 million for the six-months ended June 30, 2008 and 2007, respectively. This included $4.3 million and $7.3 million, respectively, in unit-based compensation expense related to management incentive plans. This decrease in unit-based compensation expense related to management incentive plans primarily relates to a decrease in the price of our Common Units.

Interest and other financing costs

Our interest and financing costs totaled $5.1 million and $0.6 million for the quarters ended June 30, 2008 and 2007, respectively. This increase is primarily attributable to higher interest expense related to our long-term debt balance, which was $694.0 million and $13.5 million at June 30, 2008 and 2007, respectively. Our interest and financing costs totaled $10.5 million and $1.1 million for the six-months ended June 30, 2008 and 2007, respectively. We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. See Item 3 within this report for a discussion of our interest rate swaps.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, amounts available under our revolving credit facility and funds that were raised through private placements or may be raised through possible future debt offerings. Uses of cash are for capital expenditures, cash distributions and acquisitions.

Operating activities. Our cash flow from operating activities for the first six-months of 2008 was $134.6 million compared to $27.0 million for the first six-months of 2007. The current period reflects a full six-months of results from the four major acquisitions made in 2007, as well as higher overall commodity prices compared with the same period a year ago.

Investing activities. Net cash used in investing activities during the first six-months of 2008 was $54.4 million compared to $242.2 million for the first six-months of 2007. In the current period, $10.0 million was spent on the BreitBurn Management Purchase. The remaining $44.4 million was spent on capital expenditures, primarily on drilling and completion, including $26.2 million in Michigan, Indiana and Kentucky. An additional $7.8 million, $5.7 million and $4.2 million were spent in Wyoming, California and Florida, respectively.

Financing activities. Net cash used in financing activities for the first six-months of 2008 was $79.2 million. Our cash distributions totaled $65.3 million. We had outstanding borrowings under our credit facility of $694 million at June 30, 2008 and $370.4 million at December 31, 2007. During the first six-months of 2008, we borrowed $517.6 million and repaid $194.0 million under the credit facility. We used $335.0 million on the Common Unit Purchase from Provident.

Liquidity. We plan to make substantial capital expenditures for exploitation and development of oil and natural gas properties and acquisitions. In 2008, our capital program is expected to be in the range of approximately $115 million to $125 million, excluding acquisitions. Our 2008 expenditures will be directed toward developing reserves and increasing oil and gas production. For 2008, we plan to invest approximately 70 percent of our capital expenditures in Michigan, Indiana and Kentucky. We plan to invest the remaining 30 percent of our 2008 capital program primarily in Wyoming, California and Florida. We intend to finance these activities with a combination of cash flow from operations and issuances of debt. If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or borrow a portion of the funds under our credit facility, issue debt or obtain additional capital from other sources. Funding our capital program from sources other than cash flow from operations could limit our ability to make acquisitions. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could reduce our expected level of capital expenditures in other areas and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or other means. We cannot be sure that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and, in certain circumstances, may elect or be required to reduce the level of our quarterly distributions.

Credit Facility

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, entered into the four year, $1.5 billion Amended and Restated Credit Agreement. The initial borrowing base under the Amended and Restated Credit Agreement was $700 million and was increased to $750 million on April 10, 2008. Under the Amended and Restated Credit Agreement, borrowings may be used (i) to pay a portion of the purchase price for the Quicksilver Acquisition, (ii) for standby letters of credit, (iii) for working capital purposes, (iv) for general company purposes and (v) for certain permitted acquisitions and payments enumerated by the credit facility. Borrowings under the Amended and Restated Credit Agreement are secured by a first-priority lien on and security interest in all of our and certain of our subsidiaries’ assets. BOLP borrowed approximately $308.7 million under the Amended and Restated Credit Agreement to fund a portion of the cash consideration for the Quicksilver Acquisition and to pay related transaction expenses.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement (the “Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase.

As of June 30, 2008 and December 31, 2007 approximately $694 million and $370 million, respectively, in indebtedness was outstanding under the credit facility.

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

Please see “—Item 1A.—Risk Factors — Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” in our 2007 Annual Report on Form 10-K, as updated by our Current Report on Form 8-K filed on July 28, 2008, for more information on the effect of an event of default under the Amended and Restated Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements and there had been no significant changes in our contractual obligations as discussed in our 2007 Annual Report on Form 10-K.

Recently Issued Accounting Standards

SFAS No. 157, Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Effective January 1, 2008, the Partnership adopted SFAS No. 157, as amended by FSP 157-2. Adoption of SFAS No. 157 has not had a material impact on the Partnership’s results from operations or financial position.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159 which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS No. 159 became effective for the Partnership on January 1, 2008. We have elected not to adopt the fair value option allowed by SFAS No. 159, and, therefore, it has no impact on our financial position, results from operations or cash flows.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). In March 2008, the FASB issued SFAS No. 161 which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 has the same scope as Statement 133, and, accordingly, applies to all entities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement will require the additional disclosures detailed above.

FSP 142-3, Determination of the Useful Life of Intangible Assets. In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 142-3 (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combination” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Partnership does not expect the adoption of FSP 142-3 to have a material impact on its financial position, results of operations or cash flows.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). In May 2008, the FASB issued SFAS No. 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our results from operations or financial position.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our financial position, results of operations or cash flows.

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

Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of crude oil and natural gas. We use options (including collars) and fixed price swaps for managing risk relating to commodity prices. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in our having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is more beneficial to our unitholders. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected. Please see "— Item 1A. —Risk Factors — Risks Related to Our Business — Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders. To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected" in our 2007 Annual Report on Form 10-K.

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of commodity derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in Losses on derivative instruments, net, on the statement of operations, including losses of $319.9 million and $389.9 million for the second quarter and first six-months of 2008, respectively, compared to losses of $8.4 million and $18.1 million for the same periods a year ago. Changes in the fair value of interest rate swaps that do not qualify as a hedge or are not designated as a hedge are recorded in (Gain) loss on interest rate swaps on the statement of operations, including a gain of $0.6 million and a loss of $0.6 million for the second quarter and first six-months of 2008, respectively.

Interest Rate Risk

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. As of June 30, 2008 our total debt outstanding was $694 million. Therefore, from time to time we use interest rate derivatives to hedge our interest obligations.

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

As of June 30, 2008, if interest rates on the floating portion of our variable interest rate debt of $494 million increase or decrease by 1 percent, our annual interest cost would increase or decrease by approximately $4.9 million.

On July 18, 2008, we entered into additional interest rate swaps to fix a portion of floating LIBOR base debt on our credit facility. We entered into one swap for $200 million at a fixed rate of 3.6825 percent, for the period from July 22, 2008 to January 20, 2009, another for $250 million at a fixed rate of 3.6825 percent, for the period from January 20, 2009 to July 20, 2009 and a third for $300 million at a fixed rate of 3.6825, for the period from July 20, 2009 to December 20, 2010.

Commodity Price Risk

As of June 30, 2008, we had the following derivatives as summarized below (utilizing NYMEX WTI and NYMEX wholesale natural gas prices):

	Year	Year	Year	Year	Year
	2008	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	48,129	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.08	$8.14	$8.20	$9.21	$10.12
Collars:
Hedged Volume (MMBtu/d)	731	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$20.00	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	48,860	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.10	$8.17	$8.26	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (MBbls/d)	2,107	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$79.12	$75.51	$83.12	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (MBbls/d)	2,925	2,847	1,743	2,439	-
Average Price ($/Bbl)	$60.85	$62.86	$63.60	$107.71	$-
Average Part. %	59.1%	57.1%	58.1%	56.0%	-
Collars:
Hedged Volume (MBbls/d)	239	594	1,279	1,125	3,077
Average Floor Price ($/Bbl)	$110.00	$92.95	$102.84	$102.13	$110.00
Average Ceiling Price ($/Bbl)	$146.90	$123.84	$136.16	$134.64	$145.39
Floors:
Hedged Volume (MBbls/d)	500	500	500	-	-
Average Floor Price ($/Bbl)	$107.50	$100.00	$100.00	$-	$-
Total:
Hedged Volume (MBbls/d)	5,771	5,778	5,829	5,679	5,016
Average Price ($/Bbl)	$73.60	$71.01	$83.06	$99.36	$102.27

(a) A participating swap combines a swap and a call option with the same strike price.

Location and quality discounts attributable to us are not reflected in the above prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price. Our Los Angeles Basin crude is generally medium gravity crude. Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX. Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at a minor discount to NYMEX crude oil prices. Our Florida crude also trades at a significant discount to NYMEX primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market. Our Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices.

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

Our oil derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price discounts or differentials. For instance, our physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while our derivative contracts are tied to NYMEX WTI crude oil prices. During 2007, the aggregate discounts we received for our production relative to NYMEX WTI benchmark prices ranged between $0.44 and $2.87 per barrel for our California-based production and $13.68 and $40.00 per barrel for our Wyoming-based production. Differentials for Texas-based production ranged from a premium of $0.91 to a discount of $3.21 per barrel. During 2007, the average discount to NYMEX WTI for our Florida crude oil was $14.50 per barrel. During the second quarter and first six-months of 2008, the average discounts we received for our production relative to NYMEX WTI benchmark prices per barrel were $4.89 and $4.75, respectively, for our California-based production, $20.09 and $20.04, respectively, for our Wyoming-based production, $0.57 and $1.10, respectively, for our Texas-based production and $14.78 and $15.52, respectively, for our Florida-based production.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net liability of approximately $489.8 million and $99.9 million at June 30, 2008 and December 31, 2007, respectively. With a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments at June 30, 2008, would have increased our net liability by approximately $91 million or decreased our net liability by approximately $86 million, respectively.

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

Our General Partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2008, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In April 2008, the Transition Services Agreement with Quicksilver, which provided for accounting and land administration services, was cancelled.  Effective with April 2008 accounting, our Houston divisional accounting team took over the operational accounting responsibilities for our Michigan, Indiana and Kentucky properties acquired from Quicksilver on November 1, 2007.  As a result, all of our accounting activities are now entirely subject to our internal control procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We updated the risk factors disclosed in our 2007 Annual Report on Form 10-K ("Annual Report") in a Current Report on Form 8-K filed on July 28, 2008 ("Current Report").  The disclosure set forth in Item 8.01 of our Current Report is incorporated by reference in this report.  The following risk factors update the risk factors included in our Annual Report, as updated by our Current Report. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report, as updated by our Current Report.

Since the time of our initial public offering in 2006, both our assets and the assets of BEC have been managed by BreitBurn Management pursuant to administrative services agreements. This allows BreitBurn Management to share expertise and resources between the two entities. On June 17, 2008, BreitBurn Management became our wholly owned subsidiary and entered into an amended administrative services agreement with BEC, an entity which is controlled by Provident. BEC may terminate the amended administrative services agreement upon Provident and its affiliates ceasing to maintain a direct or indirect controlling interest in BEC or its general partner, or upon 90 days written notice.

On July 30, 2008, we announced that members of our senior management, in their individual capacities, together with Metalmark Capital Partners and Greenhill Capital Partners, have entered into a purchase and sale agreement with Provident to acquire Provident’s indirect ownership of a 96.017% interest in BEC.  The Co-Chief Executive Officers of our General Partner, Randall H. Breitenbach and Halbert S. Washburn, indirectly own the remaining interest in BEC.   Mr. Washburn is also the newly appointed Chairman of the Board of our General Partner and Mr. Breitenbach is a member of the Board of Directors of our General Partner.  The transaction is subject to customary closing conditions and is expected to close in mid-August 2008.  In connection with the closing of the proposed transaction, the Partnership expects to enter into a new administrative services agreement and omnibus agreement with BEC.  If the proposed transaction is completed, management of the Partnership expects that there will be no immediate change to the relationship between the Partnership and BEC and therefore the sharing of resources and expertise through BreitBurn Management will continue without any significant changes in general and administrative expenses.

If the proposed sale of Provident's interest in BEC to members of our senior management and private equity firms is not completed, a potential sale by Provident of its interests in BEC to an unaffiliated third party could result in an increase in our management costs.

The following risk factors update and amend the “Risks Related to a Potential Sale by Provident of its Interests in the Partnership and BreitBurn Energy” included in our Annual Report and the “Risks Related to the Potential Sale by Provident Energy Trust of its Interests in BreitBurn Energy Company LP” included in our Current Report.

Risks Related to the Potential Sale by Provident of its Interests in BEC

Certain of the directors and officers of our General Partner, including our Co-Chief Executive Officers, have agreed to acquire, together with private equity firms, Provident’s interests in BEC, which is managed by our subsidiary, BreitBurn Management. If such acquisition is completed, conflicts of interest may arise between BEC, on the one hand, and us and our unitholders, on the other hand.

Certain of the directors and officers of our General Partner, including our Co-Chief Executive Officers, have agreed to acquire, together with private equity firms, Provident’s interests in BEC, which is managed by our subsidiary, BreitBurn Management. If such acquisition is completed, conflicts of interest may arise between BEC, on the one hand, and us and our unitholders, on the other hand. These potential conflicts include, among others, the following situations:

•
Our General Partner determines the amount and timing of, asset purchases and sales, capital expenditures, borrowings, repayments of indebtedness, issuances of additional partnership securities, cash reserves and expenses.  Although we expect to enter into a new omnibus agreement with BEC in connection with the closing of the proposed transaction, which will address the rights of the parties relating to potential business opportunities, conflicts of interest may still arise with respect to the pursuit of such business opportunities.

•
Currently and historically some officers of our General Partner and many employees of BreitBurn Management have also devoted time to the management of BEC. This arrangement would continue and this will continue to result in material competition for the time and effort of the officers of our General Partner and employees of BreitBurn Management who provide services to BEC. If the officers of our General Partner and the employees of BreitBurn Management do not devote sufficient attention to the management and operation of our business, our financial results could suffer and our ability to make distributions to our unitholders could be reduced.

Our partnership agreement limits the liability and reduces the fiduciary duties of our General Partner and its directors and officers, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. By purchasing Common Units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2008, pursuant to the Contribution Agreement, the Partnership issued 19,955 Common Units to BreitBurn Corporation in exchange for BreitBurn Corporation’s 4.45% limited liability company interest in BreitBurn Management.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

NUMBER	DOCUMENT

3.1	Amendment No.1 to the First Amended and Restated Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.1 to the Current Report on form 8-K filed June 23, 2008)

3.2	Second Amended and Restated Limited Liability Company Agreement of BreitBurn GP, LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on form 8-K filed June 23, 2008)

10.1
Purchase Agreement, dated June 17, 2008, by and among Pro LP Corp., Pro GP Corp. and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K filed June 23, 2008)

10.2
Purchase Agreement, dated June 17, 2008, by and among Pro LP Corp., Pro GP Corp. and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K filed June 23, 2008)

10.3
Contribution Agreement, dated June 17, 2008, by and among BreitBurn Management Company, LLC, BreitBurn GP, LLC, BreitBurn Energy Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on form 8-K filed June 23, 2008)

10.4
First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement, dated June 17, 2008, by and among BreitBurn Operating L.P., BreitBurn Energy Partners L.P., BreitBurn Operating L.P.’s Subsidiaries, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent for the Lenders. (incorporated herein by reference to Exhibit 10.4 to the Current Report on form 8-K filed June 23, 2008)

10.5
Amended and Restated Administrative Services Agreement, dated June 17, 2008, between BreitBurn Management Company, LLC and BreitBurn Energy Company L.P. (incorporated herein by reference to Exhibit 10.5 to the Current Report on form 8-K filed June 23, 2008)

10.6
Amendment No. 1 to the Operations and Proceeds Agreement, dated June 17, 2008, between BreitBurn Energy Company L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.6 to the Current Reporton form 8-K filed June 23, 2008)

10.7
Amendment No. 1 to the Surface Operating Agreement, dated June 17, 2008, by and among BreitBurn Energy Company, BreitBurn Energy Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.7 to the Current Report on form 8-K filed June 23, 2008)

10.8
Acknowledgment of Termination, dated June 17, 2008, by and among Provident Energy Trust, Pro GP Corp., BreitBurn Energy Company L.P., BreitBurn GP, LLC and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.8 to the Current Report on form 8-K filed June 23, 2008)

10.9*	Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Employment Agreement Form).

10.10*	Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Non-Employment Agreement Form).

31.1*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

By: BREITBURN GP, LLC,
its General Partner

Dated: August 11, 2008	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: August 11, 2008	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Dated: August 11, 2008	By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer