Form 10-Q
period 2008-09-30
BreitBurn Energy Partners L.P.
filed 2008-11-10
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☐ No ☑

As of November 10, 2008, the registrant had 52,635,634 Common Units outstanding.

INDEX
		Page
		No.
	Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.	1
	Glossary of Oil and Gas Terms, Description of References.	2-3

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	- Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007.	4
	- Unaudited Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.	5
	- Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007.	6
	- Notes to Consolidated Financial Statements.	7-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	23-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	33-35
Item 4.	Controls and Procedures.	36

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	37
Item 1A.	Risk Factors.	37-40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41
Item 3.	Defaults Upon Senior Securities.	41
Item 4.	Submission of Matters to a Vote of Security Holders.	41
Item 5.	Other Information.	41
Item 6.	Exhibits.	42

Signatures.		43

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are crude oil and natural gas prices; delays in planned or expected drilling; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the Risk Factors section (Part I - Item 1A) of our 2007 Annual Report on Form 10-K, in our Current Report on Form 8-K filed on July 28, 2008, in our Current Report on Form 8-K filed on September 2, 2008, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and in Part II - Item 1A of this Quarterly Report. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

GLOSSARY OF OIL AND GAS TERMS

The following is a description of the meanings of some of the oil and gas industry terms that may be used in this report. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a)(2)-(4) of Regulation S-X.

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

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries. References in this filing to “BEC” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries. References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner and our wholly owned subsidiary as of June 17, 2008. References in this filing to “Provident” refer to Provident Energy Trust. References in this filing to “Pro GP” refer to Pro GP Corp., BEC’s former general partner up to August 26, 2008 and indirect subsidiary of Provident. References in this filing to “Pro LP” refer to Pro LP Corp., BEC’s limited partner and indirect subsidiary of Provident. References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall H. Breitenbach and Halbert S. Washburn, the Co-Chief Executive Officers of our General Partner. References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator, and wholly owned subsidiary as of June 17, 2008. References in this filing to “BOLP” or “BreitBurn Operating” refer to BreitBurn Operating L.P., a wholly owned operating subsidiary of the Partnership. References in this filing to “BOGP” refer to BreitBurn Operating GP, LLC, the general partner of BOLP. References to “Quicksilver” refer to Quicksilver Resources Inc. from whom we acquired oil and gas properties and facilities in Michigan, Indiana and Kentucky on November 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2008	2007	2008	2007

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$130,249	$49,528	$386,060	$103,330
Gains (losses) on commodity derivative instruments, net (note 13)	407,441	(24,767)	(29,228)	(38,986)
Other revenue, net (note 9)	806	130	2,324	608
Total revenues and other income items	538,496	24,891	359,156	64,952
Operating costs and expenses:
Operating costs	39,515	20,775	110,210	44,071
Depletion, depreciation and amortization	21,477	6,146	64,228	13,744
General and administrative expenses	8,879	5,057	32,815	19,193
Total operating costs and expenses	69,871	31,978	207,253	77,008

Operating income (loss)	468,625	(7,087)	151,903	(12,056)

Interest and other financing costs, net	9,021	522	19,569	1,623
Loss on interest rate swaps (note 13)	2,964	-	3,937	-
Other (income) expenses, net	(464)	71	(114)	127

Income (loss) before taxes and minority interest	457,104	(7,680)	128,511	(13,806)

Income tax expense (benefit) (note 5)	2,599	(250)	1,262	(562)
Minority interest	51	37	175	47

Net income (loss)	454,454	(7,467)	127,074	(13,291)

General Partner's interest in net income (loss)	-	(114)	(2,019)	(225)

Limited Partners' interest in net income (loss)	$454,454	$(7,353)	$129,093	$(13,066)

Basic net income (loss) per unit	$8.63	$(0.25)	$2.10	$(0.52)
Diluted net income (loss) per unit	$8.41	$(0.25)	$2.06	$(0.52)
Weighted average number of units used to calculate:
Basic net income (loss) per unit	52,635,634	29,006,002	61,455,638	25,266,060
Diluted net income (loss) per unit	54,062,291	29,006,002	62,744,384	25,266,060

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	September 30,	December 31,
Thousands of dollars, except unit amounts	2008	2007
ASSETS
Current assets:
Cash	$10,800	$5,929
Accounts receivable	49,131	44,202
Non-hedging derivative instruments (note 13)	6,664	948
Related party receivables (note 6)	5,694	35,568
Inventory (note 7)	7,997	5,704
Prepaid expenses	6,699	2,083
Intangibles (note 8)	3,130	3,169
Other current assets	169	160
Total current assets	90,284	97,763
Equity investments (note 9)	15,035	15,645
Property, plant and equipment
Oil and gas properties	2,017,103	1,910,941
Non-oil and gas assets (note 4)	7,124	568
	2,024,227	1,911,509
Accumulated depletion and depreciation	(109,795)	(47,022)
Net property, plant and equipment	1,914,432	1,864,487
Other long-term assets
Intangibles (note 8)	928	3,228
Non-hedging derivative instruments (note 13)	58,017	-
Other long-term assets	7,638	5,433
Total assets	$2,086,334	$1,986,556
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$36,742	$13,910
Book overdraft	9,523	1,920
Non-hedging derivative instruments (note 13)	35,835	35,172
Related party payables (note 6)	-	10,137
Revenue distributions payable	24,156	21,266
Derivative settlements payable	3,908	2,775
Accrued liabilities	18,920	5,504
Total current liabilities	129,084	90,684

Long-term debt (note 10)	708,000	370,400
Long-term related party payables (note 6)	-	1,532
Deferred income taxes (note 5)	3,699	3,074
Asset retirement obligation (note 11)	29,274	27,819
Non-hedging derivative instruments (note 13)	85,204	65,695
Other long-term liabilities	2,828	2,000
Total liabilities	958,089	561,204
Minority interest	566	544
Partners' equity (note 1, note 12)
Limited partners' interests (a)	1,127,679	1,423,418
General partner interest	-	1,390

Total liabilities and partners' equity	$2,086,334	$1,986,556

(a) Limited partner units outstanding	52,635,634	67,020,641

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30,
Thousands of dollars	2008	2007

Cash flows from operating activities
Net income (loss)	$127,074	$(13,291)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depletion, depreciation and amortization	64,228	13,744
Unit-based compensation expense	5,192	9,112
Unrealized (gain) loss on derivative instruments	(39,398)	40,281
Distributions less (greater) than income from equity affiliates	772	(18)
Deferred income tax	625	(824)
Minority interests	175	47
Amortization of intangibles	2,339	-
Other	1,803	193
Changes in assets and liabilities:
Accounts receivable and other assets	1,463	(15,162)
Inventory	(2,292)	8,239
Net change in related party receivables and payables	27,614	(1,441)
Accounts payable and other liabilities	1,366	8,219
Net cash provided by operating activities	190,961	49,099
Cash flows from investing activities
Capital expenditures	(86,811)	(18,198)
Property acquisitions	(9,988)	(266,740)
Net cash used by investing activities	(96,799)	(284,938)
Cash flows from financing activities
Issuance of common units	-	222,000
Purchase of common units	(336,216)	-
Distribution to predecessor members concurrent with initial public offering	-	581
Distributions	(93,304)	(30,642)
Proceeds from the issuance of long-term debt	659,093	143,500
Repayments of long-term debt	(321,493)	(97,000)
Book overdraft	7,603	1,949
Long-term debt issuance costs	(4,974)	(190)
Net cash provided (used) by financing activities	(89,291)	240,198
Increase in cash	4,871	4,359
Cash beginning of period	5,929	93
Cash end of period	$10,800	$4,452

See accompanying notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of Operations

The Partnership is a Delaware limited partnership formed on March 23, 2006. Our general partner is BreitBurn GP, a Delaware limited liability company, also formed on March 23, 2006. The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations. We conduct our operations through a wholly owned subsidiary, BOLP and BOLP’s general partner BOGP. We directly own all of the ownership interests in BOLP and BOGP.

Our wholly owned subsidiary BreitBurn Management manages our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. See Note 6 within this report for information regarding our relationship with BreitBurn Management.

On June 17, 2008, we purchased 14,404,962 common units representing limited partner interests in the Partnership (“Common Units”) from subsidiaries of Provident for a purchase price of $335 million (the “Common Unit Purchase”). These units have been cancelled and are no longer outstanding. This purchase was accounted for as a repurchase of issued Common Units and a cancellation of those Common Units. It increased debt by $336.2 million and decreased equity by $336.2 million, including $1.2 million in capitalized transaction costs.

On June 17, 2008, we also purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of $10 million (the “BreitBurn Management Purchase”). See Note 4 within this report for the purchase price allocation for this transaction. Also on June 17, 2008, we entered into a contribution agreement (the “Contribution Agreement”) with the General Partner, BreitBurn Management and BreitBurn Corporation, which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45% limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units, the economic value of which was equivalent to the value of their combined 4.45% interest in BreitBurn Management, and BreitBurn Management contributed its 100% limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473% general partner interest in us was eliminated and the limited partners of the Partnership holding Common Units were given a right to nominate and vote in the election of directors to the Board of Directors of the General Partner. As a result of these transactions (collectively, the “Purchase, Contribution and Partnership Transactions”), the General Partner and BreitBurn Management became our wholly owned subsidiaries.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement (“Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the Omnibus Agreement, dated October 10, 2006, among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects.

The following diagram depicts our organizational structure as of September 30, 2008, and incorporates the changes resulting from the Purchase, Contribution and Partnership Transactions described above:

(1)	BreitBurn Corporation is owned by Messrs. Breitenbach and Washburn, the Co-CEOs of our general partner

In 2006, we completed an initial public offering of 6,000,000 Common Units and completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering at $18.50 per unit, or $17.205 per unit, after payment of the underwriting discount.

On May 24, 2007, we sold 4,062,500 Common Units in a private placement at $32.00 per unit, resulting in proceeds of approximately $130 million. The net proceeds of this private placement were used to acquire certain interests in oil leases and related assets located in Florida from Calumet Florida L.L.C. and to reduce indebtedness under our credit facility. On May 25, 2007, we sold 2,967,744 Common Units in a private placement at $31.00 per unit, resulting in proceeds of approximately $92 million. The net proceeds of this private placement were partially used to acquire a 99% limited partner interest in BreitBurn Energy Partners I (“BEPI”) from TIFD X-III LLC which owned interests in the Sawtelle and East Coyote oil fields located in California. On November 1, 2007, we sold 16,666,667 Common Units in a private placement at $27.00 per unit, resulting in proceeds of approximately $450 million and issued 21,347,972 Common Units to Quicksilver, to fund a portion of our acquisition from Quicksilver of properties located in Michigan, Indiana and Kentucky.

As of September 30, 2008, the public unitholders, the institutional investors in our private placements and Quicksilver owned 98.69% of the Common Units. BreitBurn Corporation owned 690,751 Common Units, representing a 1.31% limited partner interest. We own 100% of the General Partner, BreitBurn Management and BOLP.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark Capital Partners (“Metalmark”), Greenhill Capital Partners (“Greenhill”) and a third-party institutional investor, completed the acquisition of BEC, our predecessor. This transaction included the acquisition of a 96.02% indirect interest in BEC, previously owned by Provident, and the remaining indirect interests in BEC, previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of the our senior management. BEC was a separate US subsidiary of Provident and was our predecessor.

In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark, Greenhill and a third party institutional investor, BreitBurn Management has entered into a five-year Administrative Services Agreement to manage BEC's properties. In addition, we have entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three month period and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items included in the prior year financial statements have been reclassified to conform to the 2008 presentation. We follow the successful efforts method of accounting for oil and gas activities. Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

3. Recently Issued Accounting Standards

SFAS No. 157, Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Effective January 1, 2008, we adopted SFAS No. 157, as amended by FSP 157-2. Adoption of SFAS No. 157 did not have a material impact on our results from operations or financial position.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159 which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS No. 159 became effective for us on January 1, 2008. We have elected not to adopt the fair value option allowed by SFAS No. 159, and, therefore, it had no impact on our financial position, results from operations or cash flows.

SFAS No. 141(revised 2007) “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141R also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141R. The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141R.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160 which requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our results from operations or financial position.

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

FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combination” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our financial position, results of operations or cash flows.

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

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact adoption of FSP EITF 03-6-1 may have on our earnings per share disclosures.

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

On May 25, 2007, BOLP entered into a Purchase and Sale Agreement with TIFD X-III LLC, pursuant to which it acquired TIFD’s 99% limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) for a total final purchase price of approximately $92.6 million. BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California.

On November 1, 2007, we completed the acquisition of certain assets and equity interests in certain entities from Quicksilver consisting of natural gas, oil and midstream assets in Michigan, Indiana and Kentucky for a purchase price of approximately $1.5 billion.

On June 17, 2008, we purchased Provident’s 95.55% limited liability company interest in BreitBurn Management for a purchase price of $10 million. This transaction resulted in BreitBurn Management becoming our wholly owned subsidiary and was accounted for as a business combination. The following table presents the purchase price allocation of the BreitBurn Management Purchase:

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

Pro Forma Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three months and nine months ended September 30, 2007, assuming the Calumet, BEPI and Quicksilver acquisitions had been completed as of January 1, 2007, including adjustments to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information also assumes our 2007 private placements of Common Units were completed as of January 1, 2007, since the private placements were contingent on two of the acquisitions. The revenues and expenses of these three acquisitions are included in our 2007 consolidated results effective May 24, May 25 and November 1, 2007. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been completed as of January 1, 2007.

	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended
Thousands of dollars, except per unit amounts	September 30, 2007	September 30, 2007
Revenues	$63,683	$206,179
Net income (loss)	$(12,574)	$(3,839)
Net income (loss) per unit
Basic	$(0.19)	$(0.06)
Diluted	$(0.19)	$(0.06)

5. Income Taxes

As of September 30, 2008, we and all of our subsidiaries, with the exception of Phoenix Production Company, Alamitos Company and BreitBurn Management, are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes.  Essentially all of our taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our partners. As such, we did not record any federal income tax expense for those pass-through entities. Current state income, profit margin and business income expenses are recorded for entities that are subject to state taxation in various states, primarily in Michigan, California and Texas.  The total estimated state tax amounts recorded for the three months and nine months ended September 30, 2008 were $0.1 million and $0.4 million, respectively.

Our wholly owned subsidiary, Phoenix Production Company, is a tax-paying corporation.  Income tax provision is recorded in accordance with SFAS No. 109 “Accounting for Income Taxes.”  For the three months and nine months ended September 30, 2008, we recorded $0.1 million and $0.1 million, respectively, of federal alternative minimum tax expense and $2.3 million and $0.7 million, respectively, of federal deferred tax expense.  We also recorded a total current tax expense of $0.1 million and $0.1 million for Alamitos Company in the first three months and nine months of 2008, respectively, which included $0.1 million for last year’s actual federal tax liability. BreitBurn Management became a taxable entity in June 2008; however, no income tax expense is expected due to the nature of its business where expenses incurred are essentially offset by amounts recovered for services provided to the operating companies.

At September 30, 2008, a net deferred tax liability of $3.7 million was included in our consolidated balance sheet for Phoenix Production Company.  The net deferred tax liability primarily consisted of the tax effect of book and tax basis differences of certain assets and liabilities and the deferred tax asset for net operating loss carry forwards.  Management expects to fully utilize the unused operating loss carry forwards to offset future taxable income.  As such, no valuation allowance has been recorded against the deferred tax asset.

6. Related Party Transactions

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All employees, including our executives, are employees of BreitBurn Management. Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities. On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management became our wholly owned subsidiary and entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses, until December 31, 2008, at which time the parties have agreed to negotiate a fee in good faith. In addition to the monthly fee, BreitBurn Management agreed to continue to charge BEC for direct expenses including incentive plan costs and direct administrative costs. Beginning on June 17, 2008, all of the costs not charged to BEC are consolidated with our results.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark, Greenhill and a third-party institutional investor, completed the acquisition of BEC, our predecessor. In connection with the acquisition, BreitBurn Management has entered into a new five-year Amended and Restated Administrative Services Agreement to manage BEC's properties. The monthly fee charged to BEC remains $775,000 for indirect expenses through December 31, 2008, at which time the parties have agree to negotiate a fee in good faith. In addition, we have entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

At September 30, 2008, we had current receivables of $5.2 million due from BEC related to the Administrative Services Agreement, outstanding liabilities for employee related costs including equity-based compensation accruals and oil and gas sales made on our behalf from certain properties. In the third quarter and first nine months of 2008, total oil and gas sales made by BEC on our behalf for these properties were approximately $0.6 million and $1.8 million, respectively. In the third quarter and first nine months of 2007, total oil and gas sales made on our behalf for these properties were approximately $0.4 million and $1.2 million, respectively.

At September 30, 2008 and December 31, 2007, we had the following receivables and payables with affiliated companies:

	September 30,	December 31,
Thousands of dollars	2008	2007
Related party receivables
Plains Marketing (a)	$-	$10,481
Quicksilver	-	22,748
BEC	5,194	955
Other affiliated companies	500	1,384
Current related party receivables	5,694	35,568

Related party payables
Provident (b)	$-	$928
BreitBurn Management (c)	-	9,209
Current related party payables	-	10,137

BreitBurn Management (c)	-	1,532
Long-term related party payables	$-	$1,532

(a) As of March 26, 2008, Plains Marketing ceased to be a related party.
(b) As of June 17, 2008, Provident ceased to be a related party.
(c) As of June 17, 2008, BreitBurn Management became a wholly-owned subsidiary.

Mr. Greg L. Armstrong is the Chairman of the Board and Chief Executive Officer of Plains All American GP LLC (“PAA”). Mr. Armstrong was a director of our General Partner until March 26, 2008 when his resignation became effective. We sell all of the crude oil produced from our Florida properties to Plains Marketing, L.P., a wholly owned subsidiary of PAA. In 2008, prior to Mr. Armstrong’s resignation on March 26, 2008, we sold $19.3 million of our crude oil to Plains Marketing, L.P. At December 31, 2007, the receivable from Plains Marketing, L.P. was $10.5 million, which was collected in the first quarter of 2008.

Through a transition services agreement through March 2008, Quicksilver provided services to us for accounting, land administration, and marketing and charged us $0.9 million for the first three months of 2008 and $0.6 million for the year ended December 31, 2007. These charges were included in general and administrative expenses on the consolidated statements of operations. At December 31, 2007, the net receivable from Quicksilver was approximately $22.7 million which reflected cash collections made on our behalf net of advances. In 2008, we collected all outstanding receivables from Quicksilver. Quicksilver also buys natural gas from us in Michigan. In the third quarter and first nine months of 2008, total gas sales to Quicksilver were approximately $1.7 million and $6.4 million, respectively.

At September 30, 2008 and December 31, 2007, we had a receivable of $0.5 million and $1.4 million, respectively, for management fees due from equity affiliates and operational expenses incurred on behalf of equity affiliates, included in other affiliated companies.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the Omnibus Agreement, dated October 10, 2006, among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects and Provident is no longer considered a related party.

At December 31, 2007, we had a payable to Provident of $0.9 million relating primarily to the management agreement and insurance costs that were provided by Provident on our behalf.

7. Inventory

Our crude oil inventory from our Florida operations at September 30, 2008 and December 31, 2007 was $8.0 million and $5.5 million respectively. In the nine months ended September 30, 2008, we sold 511 MBbls of crude oil and produced 537 MBbls from our Florida operations. Inventory additions are at cost and represent our production costs. Production costs have increased over the nine month period, which has increased the overall value of our inventory. We match production expenses with crude oil sales. Production expenses associated with unsold crude oil inventory are recorded to inventory. Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.

8. Intangibles

In May 2007, we acquired certain interests in oil leases and related assets through the acquisition of a limited liability company from Calumet Florida, L.L.C. As part of this acquisition, we assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010. A $3.4 million intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation. Realized gains or losses from these contracts are recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts. As of September 30, 2008, our intangible asset related to the crude oil sales contracts was $1.8 million.

In November 2007, we acquired oil and gas properties and facilities from Quicksilver. Included in the Quicksilver purchase price was a $5.2 million intangible asset related to retention bonuses. In connection with the acquisition, we entered into an agreement with Quicksilver which provides for Quicksilver to fund retention bonuses payable to 139 former Quicksilver employees in the event these employees remain continuously employed by BreitBurn Management from November 1, 2007 through November 1, 2009 or in the event of termination without cause, disability or death. As of September 30, 2008, our intangible asset related to Quicksilver retention bonuses was $2.3 million.

9. Equity Investments

We had equity investments at September 30, 2008 and December 31, 2007 of $15.0 million and $15.6 million, respectively. These investments are reported in the “Equity investments” line caption on the consolidated balance sheet and primarily represent investments in natural gas processing facilities. For the third quarter and first nine months of 2008, we recorded $0.1 million and $0.6 million, respectively, in earnings from equity investments. For the third quarter and first nine months of 2007, we recorded $0.1 million and $0.3 million, respectively, in earnings from equity investments. Earnings from equity investments are reported in the “Other Revenue” line caption on the consolidated statement of operations.

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

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into Amendment No. 1 to the Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent (the “Agent”). Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement, from $750 million to $900 million. In addition, Amendment No. 1 to the Credit Agreement enacted certain additional amendments, waivers and consents to the Amended and Restated Credit Agreement and the related Security Agreement, dated November 1, 2007, among BreitBurn Operating, certain of its subsidiaries and the Agent, necessary to permit the Amendment No. 1 to the First Amended and Restated Limited Partnership Agreement and the transactions consummated in the Purchase, Contribution and Partnership Transactions. Under Amendment No. 1 to the Credit Agreement, the interest margins applicable to borrowings, the letter of credit fee and the commitment fee under the Amended and Restated Credit Agreement were increased by amounts ranging from 12.5 to 25 basis points.

As of September 30, 2008 and December 31, 2007, approximately $708.0 million and $370.4 million, respectively, in indebtedness were outstanding under the Amended and Restated Credit Agreement. The credit facility will mature on November 1, 2011. At September 30, 2008, the LIBOR interest rate, a weighted average interest rate of our four outstanding LIBOR loans, was 4.490% on the LIBOR portion of $702.0 million and the prime rate was 6.0% on the prime debt portion of $6.0 million.

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

As of September 30, 2008 and December 31, 2007, we were in compliance with the credit facility’s covenants. At September 30, 2008, we had $0.3 million in letters of credit outstanding.

Our interest expense is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2008	2007	2008	2007
Credit facility	$8,202	$307	$17,127	$1,294
Commitment fees	-	175	666	236
Amortization of discount and deferred issuance costs	819	40	1,776	93
Total	$9,021	$522	$19,569	$1,623

Cash paid for interest on Credit facility (including realized losses on interest rate swaps)	$8,842	$354	$18,916	$1,080

During the first quarter of 2008, in order to mitigate our interest rate exposure, we entered into various interest rate swaps. Please see Note 13 within this report for a discussion of our interest rate swaps.

11. Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities as well as our estimate of the future timing of the costs to be incurred. Changes in the asset retirement obligation for the periods ended September 30, 2008 and December 31, 2007 are presented in the following table:

	Nine Months	Year Ended
	Ended September 30,	December 31,
Thousands of dollars	2008	2007
Carrying amount, beginning of period	$27,819	$10,253
Liabilities settled in the current period	-	(367)
Revisions (1)	-	3,950
Acquisitions	-	12,955
Accretion expense	1,455	1,028
Carrying amount, end of period	$29,274	$27,819

(1) Increased cost estimates and revisions to reserve life.

12. Partners’ Equity

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident. These units have been cancelled and are no longer outstanding. We also purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, which owned the General Partner. Also on June 17, 2008, we entered into a Contribution Agreement with the General Partner, BreitBurn Management and BreitBurn Corporation, pursuant to which BreitBurn Corporation contributed its 4.45% limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units and BreitBurn Management contributed its 100% limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473% general partner interest in us was eliminated. As a result of these transactions, the General Partner and BreitBurn Management became our wholly owned subsidiaries.

At September 30, 2008, we had 52,635,634 Common Units outstanding.

At September 30, 2008, we had 6,700,000 Common Units authorized for issuance under our long-term incentive compensation plans and there were approximately 1,427,000 partnership-based units outstanding that are eligible for receiving Common Units upon vesting.

Earnings per unit

Weighted average units outstanding for computing basic and diluted net income (loss) per unit were:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Weighted average number of Common Units used to calculate basic and diluted net income (loss) per unit:
Basic	52,635,634	29,006,002	61,455,638	25,266,060
Diluted	54,062,291	29,006,002	62,744,384	25,266,060

A weighted average of 135,998 and 115,913 potentially issuable Common Units under our compensation plans were anti-dilutive for the three months and nine months ended September 30, 2007, respectively, and were excluded from the calculation of diluted earnings per share.

Cash Distributions

On August 14, 2008, we paid a cash distribution of approximately $27.4 million to our common unitholders of record as of the close of business on August 11, 2008. The distribution that was paid to unitholders was $0.52 per Common Unit. During the three months and nine months ended September 30, 2008, we also paid cash equivalent to the distributions paid to unitholders of $0.7 million and $1.7 million, respectively, to holders of Restricted Phantom Units and Convertible Phantom Units issued under our long-term incentive plan.

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

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations. These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133. Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges and instead recognize changes in the fair value immediately in earnings. We had realized losses of $24.1 million and $70.9 million and unrealized gains of $431.6 million and $41.7 million for the three months and nine months ended September 30, 2008 relating to our various market-based commodity contracts. We had net financial instruments payable relating to our commodity contracts of $54.1 million at September 30, 2008.

On September 19, 2008, we terminated our crude oil derivative instruments with Lehman Brothers, due to their bankruptcy. Our derivative contract with Lehman Brothers, commonly referred to as a “zero cost collar,” was for oil volumes of 1,000 Bbls per day for the full year 2011. This represented approximately 8% of our total 2011 oil and natural gas hedge portfolio. The floor price for the collar was $105.00 per Bbl and the ceiling price was $174.50 per Bbl. This contract was replaced with contracts with substantially similar terms, with different counterparties, for oil volumes of 1,000 Bbls per day covering January 1, 2011 to January 31, 2011 and March 1, 2011 to December 31, 2011.

We had the following contracts in place at September 30, 2008:

	2008	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	48,215	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.15	$8.14	$8.20	$9.21	$10.13
Collars:
Hedged Volume (MMBtu/d)	1,462	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$20.00	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	49,677	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.18	$8.18	$8.25	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	2,341	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$78.02	$75.49	$83.11	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,675	2,847	1,993	1,439	-
Average Price ($/Bbl)	$60.93	$62.86	$64.41	$61.27	$-
Average Part. %	61.7%	60.9%	55.5%	53.1%	-
Collars:
Hedged Volume (Bbls/d)	478	594	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$110.00	$92.24	$102.83	$103.43	$109.99
Average Ceiling Price ($/Bbl)	$146.90	$122.82	$136.15	$152.62	$145.38
Floors:
Hedged Volume (Bbls/d)	500	500	500	-	-
Average Floor Price ($/Bbl)	$105.00	$100.00	$100.00	$-	$-
Total:
Hedged Volume (Bbls/d)	5,994	5,778	6,080	5,603	5,016
Average Price ($/Bbl)	$75.19	$73.12	$82.52	$86.87	$102.26

(a) A participating swap combines a swap and a call option with the same strike price.

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. As of September 30, 2008, our total debt outstanding was $708.0 million. In order to mitigate our interest rate exposure, we had the following interest rate swaps in place at September 30, 2008, to fix a portion of floating LIBOR-base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
October 1, 2008 to January 8, 2010	$100,000	3.3873%
October 1, 2008 to January 8, 2009	50,000	3.6200%
October 1, 2008 to January 20, 2009	200,000	3.6825%
January 20, 2009 to July 20, 2009	250,000	3.6825%
July 20, 2009 to December 20, 2010	300,000	3.6825%

On September 19, 2008, due to Lehman Brothers’ bankruptcy, we terminated, at no cost, our interest rate swap with Lehman Brothers on $50 million at a fixed rate of 3.438%, which covered the period from January 8, 2008 to July 8, 2009. On October 2, 2008, we entered into a new interest rate swap on $50 million at a fixed rate of 3.0450%, for the period from September 8, 2008 to July 8, 2009. These interest rate swaps are not included in the table above.

We had realized losses of $1.3 million and $1.7 million for the quarter and nine months ended September 30, 2008 relating to our interest rate swaps. We had unrealized losses of $1.7 million and $2.2 million for the quarter and nine months ended September 30, 2008, respectively, relating to our interest rate swaps. We had net financial instruments payable related to the interest rate swaps of $2.3 million at September 30, 2008.

Balance Sheet presentation of commodity and interest derivatives is as follows:

Thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Total Financial Instruments
Balance, September 30, 2008
Short-term assets	$3,686	$2,978	$-	$6,664
Long-term assets	26,137	31,880	-	58,017
Total assets	29,823	34,858	-	64,681

Short-term liabilities	(33,774)	(375)	(1,686)	(35,835)
Long-term liabilities	(67,547)	(17,074)	(583)	(85,204)
Total liabilities	(101,321)	(17,449)	(2,269)	(121,039)

Net assets (liabilities)	$(71,498)	$17,409	$(2,269)	$(56,358)

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

Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3. We include these assets and liabilities in Level 3 as required by current interpretations of SFAS 157. As of September 30, 2008, our Level 3 assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.

As noted in our 2007 Annual Report on Form 10-K, our wholly owned subsidiary BreitBurn Management provides us with general management services, including risk management activities. Pursuant to a transition services agreement, BreitBurn Management contracts with Provident for the risk management services provided to us.

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

We review the fair value calculations for our derivative instruments that we receive from Provident’s risk management group on a monthly basis. We also compare these fair value amounts to the fair value amounts that we receive from the counterparties to our derivative instruments. We investigate differences and resolve and record any required changes prior to the issuance of our financial statements.

Financial assets and liabilities carried at fair value on a recurring basis are presented in the table below. Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are categorized.

Recurring fair value measurements were:

	As of September 30, 2008
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity Derivatives (swaps, put and call options)	$-	$(154,907)	$100,818	$(54,089)
Other Derivatives (interest rate swaps)	-	(2,269)	-	(2,269)
Total	$-	$(157,176)	$100,818	$(56,358)

The following table sets forth a reconciliation of our derivative instruments classified as Level 3:

Thousands of dollars	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Assets (Liabilities):
Beginning balance	$78,391	$44,236
Realized and unrealized gains (losses)	22,889	53,754
Purchases and issuances	4,162	7,452
Settlements	(4,624)	(4,624)
Balance at September 30, 2008	$100,818	$100,818

Following the termination of the Lehman Brothers interest rate swap and crude oil zero cost collar, we entered into similar contracts with other counterparties.  Our net cost to replicate the terminated Lehman contracts was $4.2 million. We have a claim of approximately $4.6 million in the Lehman bankruptcy case relating to the terminations.

Unrealized gains of $34.2 million and $65.9 million for the quarter and nine months ended September 30, 2008, respectively, related to our derivative instruments classified as Level 3 are included in gains (losses) on commodity derivative instruments, net on the consolidated statements of operations. Realized losses of $11.1 million and $11.9 million for the quarter and nine months ended September 30, 2008, respectively, related to our derivative instruments classified as Level 3 are also included in gains (losses) on commodity derivative instruments, net on the consolidated statements of operations. Determination of fair values incorporates various factors as required by SFAS No. 157 including but not limited to the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities.

14. Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the quarter and nine months ended September 30, 2008 was $0.5 million and $5.2 million, respectively, of which $0.5 million and $4.8 million, respectively, was included in general and administrative expenses. The remainder is included in operating costs. Unit-based compensation expense for the quarter and nine months ended September 30, 2007 was $1.6 million and $9.1 million, respectively.

During the third quarter of 2008, the board of directors of the general partner approved the grant of 7,217 Restricted Phantom Units (“RPUs”) to recently hired employees of BreitBurn Management in addition to 230,352 RPUs that were granted to BreitBurn Management employees in the second quarter of 2008. RPUs are phantom equity awards that, to the extent vested, represent the right to receive actual Common Units upon specified payment events.  RPUs generally vest in three equal, annual installments on each anniversary of the vesting commencement date of the award.  In addition, each RPU is granted in tandem with a distribution equivalent right that will remain outstanding from the grant of the RPU until the earlier to occur of its forfeiture or the payment of the underlying unit, and which entitles the grantee to receive payment of amounts equal to distributions paid to each holder of an actual Common Unit during such period.  RPUs that do not vest for any reason are forfeited upon a grantee’s termination of employment.

During the nine months of 2008, our outside directors were granted 20,146 restricted phantom units under our Long-Term Incentive Plan. A total of 22,190 restricted phantom units were forfeited upon the resignation of three directors. Each resigning director received a cash settlement on a pro-rated basis in lieu of their forfeited grant. As a result, there were 35,429 total awarded units outstanding as of September 30, 2008.

For the three months and nine months ended September 30, 2008, we paid approximately $1.0 million and $6.3 million in cash for various compensation plans, respectively.  In addition, we made cash payments equivalent to distributions paid to our unitholders on outstanding Restricted Phantom Units and Convertible Phantom Units. The payments amounted to $0.7 million and $1.7 million for the quarter and nine months ended September 30, 2008, respectively.

On June 17, 2008, we entered into the BreitBurn Management Purchase agreement with Pro LP and Pro GP. The BreitBurn Management Purchase Agreement contains certain covenants of the parties relating to the allocation of responsibility for liabilities and obligations under certain pre-existing equity-based compensation plans adopted by BreitBurn Management, BEC and us.  The pre-existing compensation plans include the 2005 and 2006 LTIP grants and the Unit Appreciation Right Plan which are indexed to the Provident Trust Units. The 2005 LTIP grants vested in June of this year and our share of the total cash payment was $0.9 million. In September 2008, BreitBurn Management made an offer to holders of the 2006 LTIP grants to cash out their Provident-indexed units at $10.32 per share before the normal vesting date of December 31, 2008. By the end of September 2008, the offer was accepted by all employees who have the 2006 LTIP grants. As a result, we recognized the remaining unvested liability in full during the third quarter of 2008. BreitBurn Management paid employees in October 2008 and our share of the cash payment was $0.6 million. These payments for the 2005 and 2006 LTIP grants totaled $1.5 million which represents 36% of our responsibility for liabilities as stated in the agreement with Pro LP and Pro GP.

For detailed information on our various compensation plans, see our 2007 Annual Report on Form 10-K.

15. Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At September 30, 2008 and December 31, 2007, we had obtained various surety bonds totaling $10.1 million and $7.6 million, respectively. At September 30, 2008 and December 31, 2007, we had $0.3 million and $0.3 million, respectively, in letters of credit outstanding.

Other

We are involved in various lawsuits, claims and inquiries which are routine to the nature of our business. In the opinion of management, the resolution of these matters will not have a material effect on our financial position, results of operations or liquidity. Please see Note 16 within this report with respect to the lawsuit filed by Quicksilver on October 31, 2008.

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

In connection with the private placements of Common Units to finance the Quicksilver Acquisition, we entered into registration rights agreements with the institutional investors in our private placements and Quicksilver to file shelf registration statements to register the resale of the Common Units sold or issued in the Private Placements and to use our commercially reasonable efforts to cause the registration statements to become effective with respect to the Common Units sold to the institutional investors not later than August 2, 2008 and, with respect to the Common Units issued to Quicksilver, within one year from November 1, 2007. Quicksilver is prohibited from selling any of the Common Units issued to it prior to the first anniversary of November 1, 2007 or more than 50% of such Common Units prior to eighteen months after November 1, 2007. In addition, the agreements give the institutional investors and Quicksilver piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the institutional investors and Quicksilver and, in certain circumstances, to third parties.

On July 31, 2008, the registration statement relating to the resale of the Common Units issued in the private placement to the institutional investors was declared effective. On October 28, 2008, the registration statement relating to the resale of the Common Units issued in the private placement to Quicksilver was declared effective.

16. Subsequent Events

On October 28, 2008, we declared a cash distribution of approximately $27.4 million to be distributed to our common unitholders of record as of the close of business on November 10, 2008. The distribution, to be paid to unitholders on November 14, 2008, is $0.52 per Common Unit. In November 2008, we will make a payment equivalent to the distribution made to unitholders of $0.7 million on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

On October 31, 2008 we learned that Quicksilver had filed a lawsuit naming us, several related entities, Provident and several individual directors of our general partner. Because this lawsuit is at an early stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Item 7 of our 2007 Annual Report on Form 10-K and the consolidated financial statements and related notes therein and Item 2 of our Quarterly Reports on Form 10-Q for the periods ending March 31, 2008 and June 30, 2008 and the consolidated financial statements and related notes therein. Our 2007 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the cautionary statement regarding forward-looking statements on page 1 of this report and the Risk Factors beginning on page 37 of this report.

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

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident for a purchase price of $335,033,175. These units have been cancelled and are no longer outstanding. We also purchased Provident’s 95.55% limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of $9,966,825. Also on June 17, 2008, we entered into a the Contribution Agreement with the General Partner, BreitBurn Management and BreitBurn Corporation, which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45% limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units, the economic value of which was equivalent to the value of their combined 4.45% interest in BreitBurn Management, and BreitBurn Management contributed its 100% limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473% general partner interest in us was eliminated and the limited partners of the Partnership holding Common Units were given the right to nominate and vote in the election of directors to the Board of Directors of the General Partner. As a result of these transactions, the General Partner and BreitBurn Management became our wholly owned subsidiaries.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement (“Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the October 10, 2006 Omnibus Agreement among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects.

Operational Update and Capital Expenditures

During the third quarter of 2008, we continued to ramp up activity from the acquisitions that we made in 2007. Our daily production for the third quarter of 2008 averaged 18,359 Boe/d, which was a 156% increase from the same period a year ago. Production was slightly below our expectations, primarily due to delays in obtaining permits and pipeline easements in Michigan, additional downtime in Florida due to storms and equipment failures. There were a number of company operational records that were set during the third quarter of 2008:

•	Drilling activity was increased and we reached a peak of eight drilling rigs running in August 2008.

•	60 development wells were drilled during the quarter. This compares to three wells drilled in the third quarter of 2007. Of the 60 wells drilled, 56 were in Michigan.

•
Capital expenditures increased from $19.2 million and $25.5 million in the first and second quarters of 2008, respectively, to $53.0 million in the third quarter. This compares to $7.5 million in the third quarter of 2007. The increase in spending this year was mostly driven by the planned increase in activity in the Eastern Region. As planned when we made the acquisitions in 2007, we have significantly increased the activity level on the properties acquired in order to capture the existing opportunities that were recognized.

Capital spending for the remainder of 2008 will be curtailed significantly due to the sharp drop in commodity prices that the industry has experienced as well as financial market uncertainty. We are currently forecasting our overall 2008 capital program to be approximately $125 million, with fourth quarter capital expenditures expected to be approximately $28 million. We plan to exit 2008 with one rig working, which will more closely align capital expenditures with our expected cash flow from operations. We have funded our capital expenditures in 2008 primarily with cash generated from operations and we expect to fund the fourth quarter similarly.

In the first nine-months of 2008, we drilled 101 wells in Michigan, of which 53 wells were shut-in waiting on connection at September 30, 2008. We estimate that the net volume shut in at the end of the third quarter was 0.3 MBoe/d (1.8 MMcf/d). We are working with the state to try to improve this process and to make it more efficient. Since the end of the third quarter, we have turned on 18 shut-in wells and we expect another 13 wells to be on by the end of November.

In Michigan, we are continuing the effort and regulatory approval process for vacuum operations. Given current Michigan Public Service Commission rules, the industry is not allowed to pull wellheads into a vacuum. We are currently working with other operators to change the regulation so as to allow vacuum operations. This process may or may not be successful and will likely take at least several months or probably more, but if approved, we should see a meaningful increase in production.

Oil and gas commodity prices in 2009 may be lower than the average prices we received in 2008. Accordingly, our revenues and cash generated from operations will likely not be as high as they were in 2008. In light of the current economic outlook and the recent decline in commodity prices, we intend to limit our 2009 capital expenditures to a level that is aligned with our expected cash flow from operations. If commodity prices rebound or decline further, we expect to have the flexibility to adjust our capital program accordingly.

As of October 29, 2008, we had $743 million drawn under our $900 million revolving credit facility and approximately $23 million in cash, leaving borrowing availability of $157 million, which is expected to provide us with sufficient liquidity to fund our ongoing operations for the remainder of 2008 and into 2009 based on our current business plans taking into account the limitation, contained in our revolving credit facility, on facility our ability to make distributions to our unitholders if aggregated letters of credit and outstanding loan amounts exceed 90% of our borrowing base. See “—Liquidity and Capital Resources” below.

BreitBurn Management

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of BreitBurn Management. Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities. On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses, until December 31, 2008, at which time the parties have agreed to negotiate a fee in good faith. In addition to the monthly fee, BreitBurn Management agreed to continue to charge BEC for direct expenses including incentive plan costs and direct administrative costs. Beginning on June 17, 2008, all of the costs not charged to BEC are consolidated with our results.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark, Greenhill and a third-party institutional investor, completed the acquisition of BEC, our predecessor. This transaction included the acquisition of a 96.02% indirect interest in BEC previously owned by Provident and the remaining indirect interests in BEC previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members our senior management. BEC was an indirectly owned subsidiary of Provident.

In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark, Greenhill and a third party institutional investor, BreitBurn Management has entered into a five year Administrative Services Agreement to manage BEC's properties. The monthly fee charged to BEC remains $775,000 for indirect expenses through December 31, 2008, at which time the parties have agreed to negotiate a fee in good faith. In addition, we have entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

Outlook

Our revenues and net income are sensitive to oil and natural gas prices. Certain of our operating expenses are correlated to oil and natural gas prices, and as commodity prices rise and fall, our operating expenses will directionally rise and fall. Oil prices have increased significantly since the beginning of 2004 through the first half of 2008, but have recently decreased sharply beginning in the third quarter of 2008. Significant factors that will impact near term commodity prices include but are not limited to political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators. We believe oil and gas prices will continue to be volatile and will be affected by these factors. A substantial portion of our estimated production is currently covered through derivative transactions through 2012, representing approximately 71% of our current production and ranging down to 40% of our expected future production through 2012. We intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our oil and gas revenues.

In the third quarter of 2008, WTI averaged $118 per barrel, compared with about $75 a year earlier. The average price for WTI for the first nine months of 2008 was $113 per barrel compared with about $66 per barrel a year earlier. In 2007, the NYMEX WTI spot price averaged approximately $72 per barrel. Crude oil prices remain volatile and have generally been decreasing significantly since they peaked at approximately $145 per barrel in the beginning of July 2008. The average price for WTI in October 2008 was about $77 per barrel.

Prices for natural gas have historically fluctuated widely and in many regional markets are more closely aligned with supply and demand conditions in those markets. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest. In the third quarter of 2008, the NYMEX wholesale natural gas price ranged from a low of $7.22 per MMBtu to a high of $13.58 per MMBtu. In the first nine months of 2008, the average NYMEX wholesale natural gas price ranged from a low of $7.49 per MMBtu for September to a high of $12.78 per MMBtu for June. During 2007, the average NYMEX wholesale natural gas price ranged from a low of $6.14 per MMBtu for August to a high of $7.82 per MMBtu for May. Natural gas prices remain volatile and have generally been decreasing since they peaked at approximately $13.58 per MMBtu in the beginning of July 2008. The average NYMEX wholesale natural gas price in October 2008 was about $6.73 per MMBtu.

The increase in commodity prices in recent years has resulted in increased drilling activity and demand and related costs for drilling and operating services and equipment in North America. Since they peaked in early July 2008, commodity prices have decreased more sharply than drilling, labor, equipment and raw material costs. During 2008, we anticipate drilling service and labor costs, as well as costs of equipment and raw materials, to remain at or exceed the levels experienced in 2007. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our margins would be adversely affected.

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

Our Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas. We have entered into natural gas derivative contracts through December 2012 for approximately 69% of our current natural gas production and ranging down to 35% of our expected future production through 2012. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices. Our revenues and net income are sensitive to oil and natural gas prices. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas. See ‘‘Item 3. Quantitative and Qualitative Disclosure about Market Risk” and Note 13 in the consolidated financial statements included in this report for more detail on our derivative activities.

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable. Our derivatives are exposed to credit risk from counterparties. Our derivative counter-parties are Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse International, Credit Suisse Energy LLC, Union Bank of California, N.A., Wells Fargo Bank N.A., JP Morgan Chase Bank N.A. and Royal Bank of Scotland plc. We terminated all derivative financial instruments with Lehman Brothers on September 19, 2008. Our counterparties are all lenders who participate in our Amended and Restated Credit Agreement. On all transactions where we are exposed to counterparty risk, we analyze the counterparty's financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default. As of September 30, 2008, each of these financial institutions carried an investment grade credit rating.

Accounts receivable are primarily from purchasers of oil and natural gas products. We have a portfolio of crude oil and natural gas sales contracts with large, established refiners and utilities. Because our products are commodity products sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers. During the three months ended September 30, 2008, our largest purchasers were ConocoPhillips and Marathon Oil Company. For the three months ended September 30, 2008, these purchasers accounted for 19% and 15% of total net sales revenue, respectively.

Results of Operations

The table below summarizes certain results of operations for the periods indicated. The data for all periods reflects our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

Comparison of Results for the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three-Months Ended				Nine-Months Ended
	September 30,		Increase /		September 30,		Increase /
Thousands of dollars, except as indicated	2008	2007	(Decrease)		2008	2007	(Decrease)
Total Production (MBoe)	1,689	661	1,028	156%	5,120	1,630	3,490	214%
Oil and NGL (MBoe)	762	649	113	17%	2,311	1,592	719	45%
Natural gas (MMcf)	5,564	74	5,490	7419%	16,854	228	16,626	7292%
Average daily production (Boe/d)	18,359	7,184	11,175	156%	18,686	5,971	12,715	213%
Sales volumes (MBoe)	1,657	782	875	112%	5,098	1,802	3,296	183%
Average realized sales price (per Boe) (a)	63.76	58.10	5.66	10%	61.16	56.90	4.26	7%
Oil and NGL (per Boe) (a)	80.96	58.61	22.35	38%	75.09	57.48	17.61	31%
Natural gas (per Mcf) (a)	8.38	4.11	4.27	104%	8.30	4.73	3.57	75%
			-				-
Oil, natural gas and natural gas liquid sales	$130,249	$49,528	$80,721	163%	$386,060	$103,330	$282,730	274%
Realized gains (losses) on commodity derivative instruments	(24,123)	(2,555)	(21,568)	844%	(70,895)	1,295	(72,190)	-5575%
Unrealized gains (losses) on commodity derivative instruments	431,564	(22,212)	453,776	2043%	41,667	(40,281)	81,948	203%
Other revenues, net	806	130	676	520%	2,324	608	1,716	282%
Total revenues	$538,496	$24,891	$513,605	2063%	$359,156	$64,952	$294,204	453%
			-				-
Lease operating expenses	$32,154	$11,092	$21,062	190%	$81,352	$27,113	$54,239	200%
Production and property taxes	7,814	2,767	5,047	182%	24,378	6,068	18,310	302%
Processing fees	1,057	-	1,057	N/A	3,311	-	3,311	N/A
Total lease operating expenses	41,025	13,859	27,166	196%	109,041	33,181	75,860	229%
Transportation expense	351	1,468	(1,117)	-76%	3,081	1,878	1,203	64%
Purchases	118	70	48	69%	296	219	77	35%
Change in inventory	(1,979)	5,378	(7,357)	-137%	(2,208)	8,793	(11,001)	-125%
Total operating costs	$39,515	$20,775	$18,740	90%	$110,210	$44,071	$66,139	150%
Lease operating expenses pre taxes per Boe (b)	19.66	16.78	2.88	17%	16.54	16.63	(0.09)	-1%
Production and property taxes per Boe	4.63	4.19	0.44	11%	4.76	3.72	1.04	28%
Total lease operating expenses per Boe	24.29	20.97	3.32	16%	21.30	20.35	0.95	5%
Depreciation, depletion & amortization	$21,477	$6,146	$15,331	249%	$64,228	$13,744	$50,484	367%
DD&A per Boe	12.72	9.30	3.42	37%	12.54	8.43	4.11	49%

(a) Includes realized gains (losses) on commodity derivative instruments.
(b) Includes lease operating expenses and processing fees.

The variance in our results was due to the following components:

Production

For the quarter ended September 30, 2008 as compared to the same period in 2007, production volumes increased by 1,028 MBoe, or 156%. The increase included 1,033 MBoe, (6.2 Bcfe) from our Quicksilver properties acquired November 1, 2007.

For the nine months ended September 30, 2008 as compared to the same period in 2007, production volumes increased by 3,490 MBoe, or 214%. The increase included 3,523 MBoe from our properties acquired since April 2007, including Michigan, Indiana and Kentucky production of 3,131 MBoe (18.8 Bcfe). Florida production from our properties acquired on May 24, 2007 was 457 MBoe in the current period, compared to 189 MBoe in the same period in 2007. California production from our properties acquired on May 25, 2007 was 239 MBoe, compared to 114 MBoe in the same period in 2007. In 2008, natural gas, crude oil and natural gas liquids accounted for 55%, 43% and 2% of our production, respectively.

Revenues

Total revenues increased $513.6 million in the third quarter of 2008 as compared to the third quarter of 2007. Higher production, primarily from the properties acquired from Quicksilver in November 2007, and higher commodity prices increased oil, natural gas and natural gas liquid sales revenues by approximately $80.7 million in the third quarter of 2008. The 2008 results included $431.6 million in unrealized gains from commodity derivative instruments as compared to $22.2 million in unrealized losses in the comparable quarter of 2007, primarily due to changes in both crude oil and natural gas prices. Realized losses from commodity derivative instruments during the third quarter of 2008 were $21.6 million higher than during the comparable quarter of 2007.

Total revenues increased $294.2 million in the first nine months of 2008 as compared to the first nine months of 2007. Higher production, primarily from the properties we acquired since April 2007, and higher commodity prices increased oil, natural gas and natural gas liquid sales revenues by approximately $282.7 million in the first nine months of 2008. The results for the first nine months of 2008 included $41.7 million in unrealized gains from commodity derivative instruments compared to $40.3 million in unrealized losses from commodity derivative instruments for the first nine months of 2007. Realized losses from commodity derivative instruments during the first nine months of 2008 were $70.9 million, compared to realized gains during the comparable period of 2007 of $1.3 million.

Lease operating expenses

Pre-tax lease operating expenses, including processing fees, for the third quarter of 2008 totaled $33.2 million, or $19.66 per Boe, which is 17% higher per Boe than the third quarter of 2007. The increase in per Boe lease operating expenses is primarily attributable to higher commodity prices. Pre-tax lease operating expenses, including processing fees, for the first nine months of 2008 totaled $84.7 million, or $16.54 per Boe, which is 1% lower per Boe than the first nine months of 2007. This decrease is primarily attributable to our lower per Boe cost structure in Michigan, Indiana and Kentucky compared to our other assets in California and Florida. Processing fees relate to natural gas production in Michigan.

Production and property taxes for the third quarter of 2008 totaled $7.8 million, or $4.63 per Boe, which is 11% higher per Boe than the third quarter of 2007. Production and property taxes for the first nine months of 2008 totaled $24.4 million, or $4.76 per Boe, which is 28% higher per Boe than the first nine months of 2007. The increases in production and property taxes compared to last year result primarily from higher commodity prices.

Transportation expenses

In Florida, our crude oil is transported from the field by trucks and pipelines and then transported by barge to the sales point. Transportation costs incurred in connection with such operations are reflected as an operating cost on the consolidated statement of operations. In the third quarter of 2008, transportation costs totaled $0.4 million and included $0.4 million in prior period recoveries from royalty owners reclassified from lease operating expenses. In the first nine months of 2008, transportation costs totaled $3.1 million and reflect a full nine months of Florida sales production. Transportation expenses for the three months and nine months ended September 30, 2007 were $1.5 million and $1.9 million, respectively.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $21.5 million, or $12.72 per Boe, in the third quarter of 2008, an increase of 37% per Boe from the same period a year ago. DD&A expense totaled $64.2 million, or $12.54 per Boe, in the first nine months of 2008, an increase of 49% per Boe from the same period in 2007. The increases in the per Boe DD&A rates were primarily attributable to the acquisitions made in 2007.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $8.9 million and $5.0 million for the quarters ended September 30, 2008 and 2007, respectively. This included $0.5 million and $1.5 million, respectively, in unit-based compensation expense related to management incentive plans. This decrease in unit-based compensation expense was primarily due to the decrease in the Common Unit price in the third quarter of 2008 as compared to the third quarter of 2007. For the third quarter of 2008, G&A expenses, excluding unit-based compensation, were $4.9 million higher than the third quarter of 2007, primarily due to higher staffing levels and transition-related costs associated with our 2007 acquisitions.

Our G&A expenses totaled $32.8 million and $19.2 million for the nine months ended September 30, 2008 and 2007, respectively. This included $4.8 million and $8.8 million, respectively, in unit-based compensation expense related to management incentive plans. This decrease in unit-based compensation expense related to management incentive plans is primarily due to a decrease in the price of our Common Units. For the nine months ended September 30, 2008, G&A expenses, excluding unit-based compensation, were $17.6 million higher than for the same period in 2007, primarily due to higher staffing levels and transition-related costs associated with our 2007 acquisitions.

Interest and other financing costs

Our interest and financing costs totaled $9.0 million and $0.5 million for the quarters ended September 30, 2008 and 2007, respectively. This increase is primarily attributable to higher interest expense related to our long-term debt balance, which was $708.0 million and $48.0 million at September 30, 2008 and 2007, respectively. Our interest and financing costs totaled $19.6 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. See Item 3 within this report for a discussion of our interest rate swaps. We had realized losses of $1.3 million and $1.7 million for the quarter and nine months ended September 30, 2008 relating to our interest rate swaps. We had unrealized losses of $1.7 million and $2.3 million for the quarter and nine months ended September 30, 2008, respectively, relating to our interest rate swaps.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility. Our primary uses of cash are for our operating expenses, capital expenditures and cash distributions.

Operating activities. Our cash flow from operating activities for the first nine months of 2008 was $191.0 million compared to $49.1 million for the first nine months of 2007. The current period reflects a full nine months of results from the four major acquisitions made in 2007, as well as higher overall commodity prices compared with the same period a year ago.

Investing activities. Net cash used in investing activities during the first nine months of 2008 was $96.8 million compared to $284.9 million for the first nine months of 2007. In the current period, $10.0 million was spent on the BreitBurn Management Purchase. The remaining $86.8 million was spent on capital expenditures, primarily on drilling and completion, including approximately $53 million in Michigan, Indiana and Kentucky. Approximately $13 million, $10 million, $9 million and $2 million were spent in California, Wyoming, Florida and Texas, respectively.

Financing activities. Net cash used in financing activities for the first nine months of 2008 was $89.3 million. Our cash distributions totaled $93.3 million. We had outstanding borrowings under our credit facility of $708 million at September 30, 2008 and $370.4 million at December 31, 2007. During the first nine months of 2008, we borrowed $659.1 million and repaid $321.5 million under the credit facility. We used $336.2 million on the Common Unit Purchase from Provident, including $1.2 million of transaction costs.

Liquidity. We are currently forecasting our overall 2008 capital program to be approximately $125 million, with fourth quarter capital expenditures expected to be approximately $28 million, excluding acquisitions. Our 2008 expenditures are directed toward developing reserves and increasing oil and gas production. For 2008, we expect to invest approximately 65% of our capital expenditures in Michigan, Indiana and Kentucky. We expect to invest the remaining 35% of our 2008 capital program primarily in Wyoming, California and Florida. For 2009 we are prioritizing our capital projects, which, based on our current assumptions about future costs and commodity prices, should allow us to reduce our capital spending significantly from 2008 levels while maintaining current production rates and possibly generating a modest amount of organic production growth. We intend to finance these activities with cash flow from operations. If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or borrow a portion of the funds under our credit facility, issue debt or obtain additional capital from other sources if available. Funding our capital program from sources other than cash flow from operations will limit our ability to make acquisitions. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could reduce our expected level of capital expenditures in other areas and/or seek additional capital. If we seek additional capital for that or other reasons, we may attempt to do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, or other means. We cannot be sure that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and, in certain circumstances, may elect or be required to reduce the level of our quarterly distributions.

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

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into Amendment No. 1 to the Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase.

As of September 30, 2008 and December 31, 2007, approximately $708 million and $370 million, respectively, in indebtedness was outstanding under the credit facility. As of October 29, 2008, we had $743 million drawn under our $900 million revolving credit facility and approximately $23 million in cash, leaving borrowing availability of $157 million.

The lending group under the Amended and Restated Credit Agreement includes 19 banks. Of the $900 million in total commitments under the credit facility, Wells Fargo Bank, National Association holds approximately 12.5% of the commitments. Ten banks hold between 5% and 7.5% of the commitments, including Union Bank of California, N.A., BMO Capital Markets Financing, Inc., The Bank of Nova Scotia, US Bank National Association, Credit Suisse (Cayman Islands), Bank of Scotland plc, Barclays Bank PLC, BNP Paribas and The Royal Bank of Scotland, plc, with each remaining lender holding less than 5% of the commitments. The lenders in our bank group reaffirmed the $900 million borrowing base on October 8, 2008. In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions. Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

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

Please see “—Item 1A.—Risk Factors — Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” in our 2007 Annual Report on Form 10-K, as updated by our Current Report on Form 8-K filed on July 28, 2008 and as updated by this report, for more information on the effect of an event of default under the Amended and Restated Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements and there had been no significant changes in our contractual obligations as discussed in our 2007 Annual Report on Form 10-K.

Recently Issued Accounting Standards

SFAS No. 157, Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Effective January 1, 2008, we adopted SFAS No. 157, as amended by FSP 157-2. Adoption of SFAS No. 157 did not have a material impact on our results from operations or financial position.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). In February 2007, the FASB issued SFAS No. 159 which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS No. 159 became effective for us on January 1, 2008. We have elected not to adopt the fair value option allowed by SFAS No. 159, and, therefore, it had no impact on our financial position, results from operations or cash flows.

SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141R also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141R. The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141R.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). In December 2007, the FASB issued SFAS No. 160 which requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our results from operations or financial position.

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

FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combination” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our financial position, results of operations or cash flows.

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

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. We are currently evaluating the impact adoption of FSP EITF 03-6-1 may have on our earnings per share disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term ‘‘market risk’’ refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to predict expected future losses, but rather are indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. Please see “Cautionary Statement Relevant to Forward-Looking Information.”

Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of crude oil and natural gas. We use options (including collars) and fixed price swaps for managing risk relating to commodity prices. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in our having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is more beneficial to our unitholders. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected. Please see "Part II— Item 1A. —Risk Factors — Risks Related to Our Business — Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders. To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected" in our 2007 Annual Report on Form 10-K. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview — Credit and Counterparty Risk” in Part I. Item 2 of this report.

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of commodity derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in gains (losses) on commodity derivative instruments, net, on the statement of operations, including unrealized gains of $431.6 million and $41.7 million for the third quarter and first nine months of 2008, respectively, compared to unrealized losses of $22.2 million and $40.3 million for the same periods in 2007. Changes in the fair value of interest rate swaps that do not qualify as a hedge or are not designated as a hedge are recorded in loss on interest rate swaps on the statement of operations, including unrealized losses of $1.7 million and $2.3 million for the third quarter and first nine months of 2008, respectively.

Interest Rate Risk

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. As of September 30, 2008, our total debt outstanding was $708.0 million. In order to mitigate our interest rate exposure, we had the following interest rate swaps in place at September 30, 2008, to fix a portion of floating LIBOR-base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
October 1, 2008 to January 8, 2010	$100,000	3.3873%
October 1, 2008 to January 8, 2009	50,000	3.6200%
October 1, 2008 to January 20, 2009	200,000	3.6825%
January 20, 2009 to July 20, 2009	250,000	3.6825%
July 20, 2009 to December 20, 2010	300,000	3.6825%

On September 19, 2008, due to Lehman Brothers’ bankruptcy, we terminated, at no cost, our interest rate swap with Lehman Brothers on $50 million at a fixed rate of 3.438%, which covered the period from January 8, 2008 to July 8, 2009. On October 2, 2008, we entered into a new interest rate swap on $50 million at a fixed rate of 3.0450%, for the period from September 8, 2008 to July 8, 2009. These interest rate swaps are not included in the table above.

As of September 30, 2008, if interest rates on the floating portion of our variable interest rate debt of $358 million increase or decrease by 1%, our annual interest cost would increase or decrease by approximately $3.6 million.

Commodity Price Risk

As of September 30, 2008, we had the following derivatives as summarized below (utilizing NYMEX WTI and NYMEX wholesale natural gas prices):

	2008	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	48,215	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.15	$8.14	$8.20	$9.21	$10.13
Collars:
Hedged Volume (MMBtu/d)	1,462	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$20.00	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	49,677	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.18	$8.18	$8.25	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	2,341	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$78.02	$75.49	$83.11	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,675	2,847	1,993	1,439	-
Average Price ($/Bbl)	$60.93	$62.86	$64.41	$61.27	$-
Average Part. %	61.7%	60.9%	55.5%	53.1%	-
Collars:
Hedged Volume (Bbls/d)	478	594	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$110.00	$92.24	$102.83	$103.43	$109.99
Average Ceiling Price ($/Bbl)	$146.90	$122.82	$136.15	$152.62	$145.38
Floors:
Hedged Volume (Bbls/d)	500	500	500	-	-
Average Floor Price ($/Bbl)	$105.00	$100.00	$100.00	$-	$-
Total:
Hedged Volume (Bbls/d)	5,994	5,778	6,080	5,603	5,016
Average Price ($/Bbl)	$75.19	$73.12	$82.52	$86.87	$102.26

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

Our oil derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price discounts or differentials. For instance, our physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while our derivative contracts are tied to NYMEX WTI crude oil prices. During 2007, the aggregate discounts we received for our production relative to NYMEX WTI benchmark prices ranged between $0.44 and $2.87 per barrel for our California-based production and $13.68 and $40.00 per barrel for our Wyoming-based production. Differentials for Texas-based production ranged from a premium of $0.91 to a discount of $3.21 per barrel. During 2007, the average discount to NYMEX WTI for our Florida crude oil was $14.50 per barrel. During the third quarter and first nine months of 2008, the average discounts we received for our production relative to NYMEX WTI benchmark prices per barrel were $4.38 and $4.66, respectively, for our California-based production, $16.44 and $18.71, respectively, for our Wyoming-based production, $0.58 and $0.99, respectively, for our Texas-based production and $13.72 and $15.12, respectively, for our Florida-based production.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net liability of approximately $54.1 million and $99.9 million at September 30, 2008 and December 31, 2007, respectively. With a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments at September 30, 2008, would have increased our net liability by approximately $101 million or reduced our net liability by approximately $107 million, respectively.

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

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $2.3 million. We had no interest rate derivative instruments at December 31, 2007. With a 1% increase or decrease in the LIBOR rate, the fair value of our outstanding interest rate derivative instruments at September 30, 2008, would have increased or decreased our net liability by approximately $8 million.

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

Our General Partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2008, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On October 31, 2008, Quicksilver, an owner of more than five percent of our Common Units, instituted a lawsuit in the District Court of Tarrant County, Texas naming the Partnership as a defendant along with BreitBurn GP, BOLP, BOGP, Randall H. Breitenbach, Halbert S. Washburn, Gregory J. Moroney, Charles S. Weiss, Randall J. Findlay, Thomas W. Buchanan, Grant D. Billing and Provident. In the Petition, Quicksilver asserts twelve different counts against the various defendants. The primary claims are as follows: Quicksilver alleges that BOLP breached the Contribution Agreement with Quicksilver, dated September 11, 2007, based on allegations that the Partnership made false and misleading statements relating to its relationship with Provident. Quicksilver also alleges common law and statutory fraud claims against all of the defendants by contending that the defendants made false and misleading statements to induce Quicksilver to acquire Common Units in the Partnership. Finally, Quicksilver alleges claims for breach of the Partnership’s First Amended and Restated Agreement of Limited Partnership, dated as of October 10, 2006 (“Partnership Agreement”), and other common law claims relating to certain transactions and an amendment to the Partnership Agreement that occurred in June 2008. Quicksilver seeks a temporary and permanent injunction, a declaratory judgment relating primarily to the interpretation of the Partnership Agreement and the voting rights in that agreement, indemnification, punitive or exemplary damages, avoidance of BreitBurn GP's assignment to the Partnership of all of its economic interest in us, attorneys’ fees and costs, pre- and post-judgment interest, and monetary damages.

We intend to defend ourselves vigorously in connection with the allegations in the lawsuit. Because this lawsuit is at an early stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit.

Item 1A. Risk Factors.

We updated the risk factors disclosed in our 2007 Annual Report on Form 10-K (the “Annual Report”) in our Current Report on Form 8-K filed on July 28, 2008 and our Current Report on Form 8-K filed on September 2, 2008 (collectively, the “Current Reports”) and in our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008 filed on August 11, 2008 (the “Quarterly Report”). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A of the Annual Report as updated by the Current Reports and the Quarterly Report.

The following risk factors update, amend and supplement certain of the risk factors included under “Risks Related to Our Business” in the Annual Report and under “Risks Related to Our Structure” in the Annual Report and the Current Reports. In addition, we have added additional risk factor disclosure under the heading “Risks Related to Quicksilver Lawsuit” in order to supplement the risk factors included in the Annual Report.

Risks Related to Our Business

Primarily because of the deterioration of the credit and capital markets, the rapid decline in commodity prices and uncertainties raised by litigation threats, we may not be able to obtain funding at all or obtain funding in the capital markets on terms we find acceptable, or obtain additional or continued funding under our current credit facility. This may hinder or prevent us from meeting our future capital needs necessary for planned ongoing operations, including the payment of distributions.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. In addition, the debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding in the capital markets.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide any new funding.

Commodity markets have also been extremely volatile with the prospect of significant reductions in demand for oil and gas due to global recession or worse. Prices for oil and gas have fallen dramatically over the past 90 days.

In addition, as discussed in Part II Item 1. Legal Proceedings within this report, Quicksilver has filed a lawsuit against us alleging a number of claims. Such actions, regardless of their merit, make access to debt or equity more difficult as a result of the inherent uncertainty in all litigated matters.

These events affect our ability to access capital in a number of ways.

Our ability to access new debt or credit markets on acceptable terms is currently extremely limited or non-existent and this condition may last for an unknown period of time.

With respect to our current credit facility, that facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of September 30, 2008, we had approximately $708 million in borrowings outstanding under our credit facility. Our current borrowing base is $900 million. The borrowing base is redetermined semi-annually and the available borrowing amount could be increased or decreased in connection with such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, declines in reserves, lending requirements or regulations or certain other circumstances. We expect that the next borrowing base redetermination by the lenders under our credit facility will occur in April of 2009. At such time, the available borrowing amount under our credit facility could be decreased. Any such decrease in our borrowing base could be to a level below the amount of our outstanding borrowings under the credit facility. Outstanding borrowings in excess of the borrowing base are required to be repaid, or we are required to pledge other oil and natural gas properties as additional collateral, following notice of the new or adjusted borrowing base.

In addition, we may be unable to obtain adequate funding under our current credit facility because our lenders may simply be unwilling or unable to meet their funding obligations given current market conditions.

Further, the operating and financial restrictions and covenants in our credit facility limit (and any future financing agreements likely will limit) our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions. Our credit facility restricts our ability to:

•	incur indebtedness;
•	grant liens;
•	make certain acquisitions and investments;
•	lease equipment;
•	make capital expenditures above specified amounts;
•	redeem or prepay other debt;
•	make distributions to unitholders or repurchase units;
•	enter into transactions with affiliates; and
•	enter into a merger, consolidation or sale of assets.

We also are required to comply with certain financial covenants and ratios. As a result of the various factors indicated above and our inability to accurately predict the future, our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations as well as events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.

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

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or if funding is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations, financial condition or ability to pay distributions. Moreover, if we are unable to obtain funding to make acquisitions of additional properties containing proved oil or natural gas reserves, our total level of proved reserves may decline as a result of our production, and we may be limited in our ability to increase or possibly even to maintain our level of cash distributions.

Risks Related to Our Structure

The market price of our Common Units could be adversely affected by sales of substantial amounts of our Common Units, including sales by our existing unitholders.

As of September 30, 2008, we had 52,635,634 Common Units outstanding. We completed two private offerings to institutional investors of an aggregate of 7,030,244 Common Units in May 2007. The institutional investors that are not affiliates of the Partnership currently may sell their Common Units pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”). Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies including the Partnership, provided that current public information is available relating to the Partnership. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144.

On November 1, 2007, in connection with our acquisition of assets and equity interests from Quicksilver, we completed a private offering to institutional investors of 16,666,667 Common Units. The institutional investors that are not affiliates of the Partnership currently may sell their Common Units pursuant to Rule 144 under the Securities. In addition, a registration statement covering the resale of these Common Units has been filed with the Securities and Exchange Commission (the “SEC”) and declared effective. Accordingly, the Common Units held by these investors may be resold without restriction into the open market.

Also in connection with our acquisition of assets and equity interests from Quicksilver, we issued 21,347,972 Common Units to Quicksilver in a private placement. A registration statement covering the resale of those Common Units has been filed with the SEC and declared effective. Prior to May 1, 2009, Quicksilver may sell only up to fifty percent of the Common Units that it acquired in the private placement without restriction in the open market. After such date, Quicksilver may resell any remaining Common Units that it holds without restriction in the open market.

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

Risks Related to Quicksilver Lawsuit

We are subject to a lawsuit brought by Quicksilver. Because this lawsuit is at an early stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit. The defense of this lawsuit may be costly and may result in the diversion of the attention of our management from the operation of our business.

On Friday, October 31, 2008, we received notice from Quicksilver of a lawsuit naming the Partnership as a defendant along with BreitBurn GP, BOGP, Randall H. Breitenbach, Halbert S. Washburn, Gregory J. Moroney, Charles S. Weiss, Randall J. Findlay, Thomas W. Buchanan, Grant D. Billing and Provident. In the petition, Quicksilver asserts twelve different counts against the various defendants.

The primary claims are as follows: Quicksilver alleges that BreitBurn Operating breached the Contribution Agreement with Quicksilver, dated September 11, 2007, based on allegations that we made false and misleading statements relating to our relationship with Provident. Quicksilver also alleges common law and statutory fraud claims against all of the defendants by contending that the defendants made false and misleading statements to induce Quicksilver to acquire units in the Partnership. Finally, Quicksilver alleges claims for breach of our partnership agreement and other common law claims relating to certain transactions and an amendment to the partnership agreement that occurred in June 2008. Quicksilver seeks a temporary and permanent injunction, a declaratory judgment relating primarily to the interpretation of the partnership agreement and the voting rights in that agreement, indemnification, punitive or exemplary damages, avoidance of BreitBurn GP’s assignment to us of all of its economic interest in us, attorneys’ fees and costs, pre- and post-judgment interest, and monetary damages.

We intend to defend ourselves vigorously in connection with the allegations in the petition. However, because this lawsuit is at an early stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit. In addition, the defense of this lawsuit may be costly and may result in the diversion of the attention of our management from the operation of our business.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.  For instance, on November 6, 2008, Governor Schwarzenegger of California announced a series of tax increase proposals for California, including the proposed imposition of a 9.9% severance tax on all oil production in California.  He has also called a special session of the Legislature to consider this and a number of other proposals designed to address a significant deficit in the California state budget.  Details of the proposal are unclear currently as is the likelihood of passage at the proposed rate or other levels.  The Partnership has significant oil production in California and while we cannot predict the impact of such a tax without having more specifics, the imposition of such a tax as proposed could have severe negative impacts on both our willingness and ability to incur capital expenditures in California to increase production, could severely reduce or completely eliminate our California profit margins and would result in lower oil production in our California properties due to the need to shut-in wells and facilities made uneconomic either immediately or at an earlier time than would have previously been the case.

A change in the jurisdictional characterization of our gathering assets by federal, state or local regulatory agencies or a change in policy by those agencies with respect to those assets may result in increased regulation of those assets.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to you. Please read Item 1 - “Business—Operations—Environmental Matters and Regulation” and “Business—Operations—Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

NUMBER	DOCUMENT

10.1
Second Amended and Restated Administrative Services Agreement, dated August 26, 2008, between BreitBurn Energy Company L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K filed September 2, 2008)

10.2
Omnibus Agreement, dated August 26, 2008, among BrietBurn Energy Holdings LLC, BEC (GP) LLC, BreitBurn Energy Company L.P., BreitBurn GP, LLC, BreitBurn Management Company, LLC and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K filed September 2, 2008)

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

BREITBURN ENERGY PARTNERS L.P.

	By:		BREITBURN GP, LLC,
its General Partner

Dated: November 10, 2008		By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: November 10, 2008		By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Dated: November 10, 2008		By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer