Form 10-K
period 2008-12-31
BreitBurn Energy Partners L.P.
filed 2009-03-02
CIK 1357371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of February 27, 2009, there were 52,770,011 Common Units outstanding.  The aggregate market value of the Common Units held by non-affiliates of the registrant (98.69 percent) was approximately $1,124,000,000 for the Common Units on June 30, 2008 based on $21.63 per unit, the last reported sales price of the Common Units on the Nasdaq Global Select Market on such date. The calculation of the aggregate market value of the Common Units held by non-affiliates of the registrant is based on an assumption that Quicksilver Resources Inc., which owns 21,347,972 Common Units, representing 40.56 percent of the outstanding Common Units, is a non-affiliate of the registrant.

Documents Incorporated By Reference:
Portions of our definitive Proxy Statement for our 2009 Annual Meeting of Unitholders are hereby incorporated by reference into Part III hereof.

BreitBurn Energy Partners L.P. and Subsidiaries

GLOSSARY OF OIL AND GAS TERMS, DESCRIPTION OF REFERENCES

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

        Bbl:  One stock tank barrel, or 42 U.S. gallons of liquid volume, of crude oil or other liquid hydrocarbons.

        Bbl/d:  Bbl per day.

Bcf:  One billion cubic feet

        Bcfe:  One billion cubic feet equivalent, determined using the ratio of one Bbl of crude oil to six Mcf of natural gas.

        Boe:  One barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil.

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

MBoe/d:  One thousand barrels of oil equivalent per day.

Mcf:  One thousand cubic feet of natural gas.

Mcf/d:  One thousand cubic feet of natural gas per day.

Mcfe:  One thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of crude oil to six Mcf of natural gas.

MMBbls:  One million barrels of crude oil or other liquid hydrocarbons.

        MMBoe:  One million barrels of oil equivalent.

        MMBtu:  One million British thermal units.

        MMBtu/d:  One million British thermal units per day.

MMcf:  One million cubic feet of natural gas.

MMcfe:  One million cubic feet of natural gas equivalent, determined using the ratio of one Bbl of crude oil to six Mcf of natural gas.

MMcfe/d:  One million cubic feet of natural gas equivalent per day, determined using the ratio of one Bbl of crude oil to six Mcf of natural gas.

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

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries. References in this filing to “BEC” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries. References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner and our wholly owned subsidiary as of June 17, 2008. References in this filing to “Provident” refer to Provident Energy Trust. References in this filing to “Pro GP” refer to Pro GP Corp., BEC’s former general partner up to August 26, 2008 and indirect subsidiary of Provident. References in this filing to “Pro LP” refer to Pro LP Corp., BEC’s former limited partner and indirect subsidiary of Provident. References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the co-Chief Executive Officers of our general partner. References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator, and wholly owned subsidiary as of June 17, 2008. References in this filing to “BOLP” or “BreitBurn Operating” refer to BreitBurn Operating L.P., our wholly owned operating subsidiary. References in this filing to “BOGP” refer to BreitBurn Operating GP, LLC, the general partner of BOLP. References in this filing to “our properties” refer to, as of December 31, 2006, the oil and gas properties contributed to us and our subsidiaries by BEC in connection with our initial public offering. These oil and gas properties include certain fields in the Los Angeles Basin in California, including interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming. As of January 1, 2007, “our properties” include any additional properties that we have acquired since that date. References to “Quicksilver” or “QRI” refer to Quicksilver Resources Inc. from whom we acquired oil and gas properties and facilities in Michigan, Indiana and Kentucky on November 1, 2007. References in this filing to “BEPI” refer to BreitBurn Energy Partners I, L.P. References in this filing to “TIFD” refer to TIFD X-III LLC, from whom we acquired a 99 percent limited partner interest in BEPI on May 25, 2007, which owned interests in the Sawtelle and East Coyote oil fields located in California.

_____________________________________

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward- looking and may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “forecasts,” “could,” “will,” “recommends” and words of similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Examples of these types of statements include those regarding:

•	estimates of oil and gas reserves recoverable in future years and related future net cash flows;
•	our outlook on oil and natural gas prices;
•	our outlook on the current financial crisis and our ability to access the capital markets to fund capital and other expenditures;
•	amount, nature and timing of capital expenditures and the availability of capital resources to fund capital expenditures;
•	our assessment of our counterparty risks and the ability of our counterparties to perform their future obligations;
•	the impact of political and regulatory inquiry;
•	our outlook on pending litigation;
•	assessments of hydrocarbon formations and potential resources;
•	exploitation, exploration, development and other plans for future operations, including the number and cost of drilling and other operations;
•	production rates, timing and costs and sales volumes and prices;
•	revenues, earnings, cash flows, liabilities, capital expenditures, interest rates and other financial measures;
•	access to capital and anticipated liquidity;
•	the amount and timing of environmental and other contingent liabilities;
•	future or recommended cash distributions to unitholders; and
•	other statements regarding future events, conditions or outcomes.

Although these statements are based upon our current expectations and beliefs, they are subject to known and unknown risks and uncertainties that could cause actual results and outcomes to differ materially from those described in, or implied by, the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks and uncertainties include, among other things, the following:

•
inaccuracies in the estimated timing and amount of future production of oil and natural gas due to numerous factors, including permit delays or restrictions, weather, equipment failures, delays or lack of availability, unexpected subsurface or geologic conditions, lack of capital, increases in the costs of rented or contracted equipment, increases in labor costs, volumes of oil or gas greater or lesser than anticipated, and changes in applicable regulations and laws;

•	unexpected problems with wells or other equipment, particularly in our Florida properties where production is concentrated in relatively few wells;
•
unexpected changes in operating costs and other expenses, including utilities, labor, transportation, well and oil field services, taxes, permit fees, regulatory compliance and other costs of operation;

•	further decreases in oil and natural gas prices, including price discounts and basis differentials;
•	difficulties in accurately estimating the discovery, volumes, development potential and replacement of oil and natural gas reserves;
•	the impact of the current financial crisis on our business operations, financial condition and ability to raise capital;
•	variances in cash flow, liquidity and financial position;
•	a significant reduction in our credit facility’s borrowing base;
•	availability of funds from the capital markets and under our credit facility;
•	our level of indebtedness;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;
•	a further write down of our asset carrying values and field impairment;
•	the discovery of previously unknown environmental issues;
•	changes in business and financial strategy;
•	inaccuracies in estimating the amount, nature and timing of capital expenditures, including future development costs;
•	the inability to predict the availability and terms of capital;
•
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

•	the impact of weather limiting or damaging operations and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;
•	the competitiveness of alternate energy sources or product substitutes;
•	technological developments;
•	the uncertainty related to the litigation instituted by Quicksilver against us;
•	changes in governmental regulation of the oil and natural gas industry potentially leading to increased costs and limited development opportunities;
•	developments in oil-producing and natural gas-producing countries potentially having significant effects on the price of oil and gas;
•	the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies;
•	inability to execute strategic plans, expectations and objectives for future operations; and
•	other factors discussed in Part I—Item 1A “—Risk Factors” in this report.

If one or more of these risks or uncertainties materialize or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described in Part I—Item 1A “—Risk Factors’’ in this report. The risk factors and other factors noted in this report could cause our actual results to differ materially from those contained in any forward-looking statement.

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

PART I

ITEM 1.  BUSINESS.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States.  Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders.  Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located in the Antrim Shale in Michigan, the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming, the Sunniland Trend in Florida, the New Albany Shale in Indiana and Kentucky, and the Permian Basin in West Texas.

Our assets are characterized by stable, long-lived production and reserve life indexes averaging greater than 16 years. Our fields generally have long production histories, with some fields producing for over 100 years. We have high net revenue interests in our properties.

We are a Delaware limited partnership formed on March 23, 2006.  Our general partner is BreitBurn GP, a Delaware limited liability company, also formed on March 23, 2006, and our wholly owned subsidiary since June 17, 2008.  The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations. We conduct our operations through a wholly owned subsidiary, BOLP and BOLP’s general partner BOGP.  We own all of the ownership interests in BOLP and BOGP.

Our wholly owned subsidiary, BreitBurn Management, manages our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  See Note 7 to the consolidated financial statements in this report for information regarding our relationship with BreitBurn Management.

In connection with our initial public offering in October 2006, BEC contributed to us certain properties, which include fields in the Los Angeles Basin in California and the Wind River and Big Horn Basins in central Wyoming.  In 2007, we acquired the Lazy JL Field in Texas, five fields in Florida’s Sunniland Trend, a limited partnership interest in a partnership that owns the East Coyote and Sawtelle fields in the Los Angeles Basin in California, and natural gas, oil and midstream assets in Michigan, Indiana and Kentucky, including fields in the Antrim Shale in Michigan and New Albany Shale in Indiana and Kentucky, transmission and gathering pipelines, three gas processing plants and four NGL recovery plants.

As of December 31, 2008, our total estimated proved reserves were 103.6 MMBoe, of which approximately 75 percent were natural gas and 25 percent were crude oil.  Of our total estimated proved reserves, 78 percent were located in Michigan, 12 percent in California and 6 percent in Wyoming, with the remaining 4 percent in Florida, Texas, Indiana and Kentucky. As of December 31, 2008, the total standardized measure of discounted future net cash flows was $592 million.

Available Information

Our internet website address is www.breitburn.com.  We make available, free of charge at the “Investor Relations” portion of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Acts of 1934, as amended, as soon as  reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The information contained on our website does not constitute part of this report.

Long Term Business Strategy

Our goal is to provide stability and growth in cash distributions to our unitholders.  In order to meet this objective, we plan to continue to follow our core investment strategy, which includes the following principles:

•	Acquire long-lived assets with low-risk exploitation and development opportunities;

•	Use our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to optimize reserve recovery;

•	Reduce cash flow volatility through commodity price derivatives; and

•	Maximize asset value and cash flow stability through our operating and technical expertise.

2009 Operating Focus

We completed a series of significant oil and gas acquisitions during 2007.  During 2008, our principal operating focus was the development and integration of those acquired assets.  In light of the current market environment for oil and natural gas prices and the state of the financial and capital markets, we expect 2009 to be a year of increased internal focus and decreased acquisition activity.  However, as the commodity and financial markets eventually stabilize, we intend to increase our focus on acquisition opportunities consistent with our core long-term strategy.

Our goals in 2009 are to fund our operations, capital expenditures, interest payments and distributions to unitholders from our internally generated cash flow and to preserve financial flexibility and liquidity to maintain our assets and operations in anticipation of future improvement in the overall economic environment, commodity prices and the financial markets.

In response to the rapid and substantial decline in oil and natural gas prices, the outlook for the broader economy and the ongoing turmoil in the financial markets, and consistent with our goals for 2009, we have elected to significantly reduce our capital expenditures and drilling activity in 2009.  Our capital program is expected to be approximately $20 million in 2009, compared to approximately $129 million in 2008.

Because of the reduced capital program in 2009 and the natural decline in our production rates, we expect to produce less oil and natural gas in 2009 than we did in 2008.  If oil and natural gas prices improve, or if operating and development costs decline, and we elect to increase the scope of our capital program based on these or other factors, we would expect an increase in our anticipated 2009 production rate and aggregate volumes.

In light of the market environment and our reduced capital program, we are focused on substantially reducing operating and general and administrative costs in 2009.  Our focus on reducing costs has included, but is not limited to, a realignment of certain divisional operating roles to consolidate responsibilities, negotiated reductions in fees and expenses from third party service providers, as well as planned personnel reductions in both operations and administrative functions.

Hedging remains an important part of our strategy to reduce cash flow volatility. We use swaps, collars and options for managing risk relating to commodity prices. As of February 27, 2009, we have hedged (including physical hedges) approximately 84 percent of our 2009 expected production.  In 2009, we have 47,542 MMBtu/d of natural gas and 5,778 Bbls/d of oil hedged at average prices of approximately $8.17 and $73.12, respectively.  In 2010, we have 47,275 MMBtu/d of natural gas and 6,080 Bbls/d of oil hedged at average prices of approximately $8.26 and $82.52, respectively.  In 2011, we have 41,971 MMBtu/d of natural gas and 5,603 Bbls/d of oil hedged at average prices of approximately $8.62 and $77.60, respectively.  In 2012, we have 38,257 MMBtu/d of natural gas and 5,016 Bbls/d of oil hedged at average prices of approximately $8.93and $91.95, respectively.

Ownership and Structure

In 2006, we completed our initial public offering of 6,000,000 common units representing limited partner interests in us (“Common Units”) and completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount. In connection with our initial public offering, BEC, our Predecessor, contributed to us certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.

On May 24, 2007, we sold 4,062,500 Common Units in a private placement at $32.00 per unit, resulting in proceeds of approximately $130 million.  The net proceeds of this private placement were used to acquire certain interests in oil leases and related assets from Calumet Florida L.L.C. and to reduce indebtedness under our credit facility.

On May 25, 2007, we sold 2,967,744 Common Units in a private placement at $31.00 per unit, resulting in proceeds of approximately $92 million.  The net proceeds of this private placement were partially used to acquire a 99 percent limited partner interest in BEPI from TIFD and to terminate existing hedges related to future production from BEPI.

On November 1, 2007, we sold 16,666,667 Common Units in a third private placement at $27.00 per unit, resulting in proceeds of approximately $450 million.  The net proceeds from this private placement were used to fund a portion of the cash consideration for the acquisition of certain assets and equity interests in certain entities from Quicksilver (the “Quicksilver Acquisition”). Also on November 1, 2007, we issued 21,347,972 Common Units to Quicksilver as partial consideration for the Quicksilver Acquisition.

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident at $23.26 per unit, for a purchase price of approximately $335 million (the “Common Unit Purchase”). These units have been cancelled and are no longer outstanding.

On June 17, 2008, we also purchased Provident’s 95.55 percent limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of approximately $10 million (the “BreitBurn Management Purchase”).  See Note 4 to the consolidated financial statements in this report for the purchase price allocation for this transaction.  Also on June 17, 2008, we entered into a contribution agreement (the “Contribution Agreement”) with the General Partner, BreitBurn Management and BreitBurn Corporation, which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45 percent limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units, the economic value of which was equivalent to the value of their combined 4.45 percent interest in BreitBurn Management, and BreitBurn Management contributed its 100 percent limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473 percent general partner interest in us was eliminated and our limited partners holding Common Units were given a right to nominate and vote in the election of directors to the Board of Directors of the General Partner.  As a result of these transactions (collectively, the “Purchase, Contribution and Partnership Transactions”), the General Partner and BreitBurn Management became our wholly owned subsidiaries.

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

The following diagram depicts our organizational structure as of December 31, 2008:

(1)	BreitBurn Corporation is owned by Messrs. Breitenbach and Washburn, the Co-CEOs of our general partner.

On February 19, 2009, 134,377 Common Units were issued to employees under our 2006 Long-Term Incentive Plan, increasing our outstanding Common Units to 52,770,011.

On December 22, 2008, we entered into a Unit Purchase Rights Agreement, dated as of December 22, 2008 (the “Rights Agreement”), between us and American Stock Transfer & Trust Company LLC, as Rights Agent.  Under the Rights Agreement, each holder of Common Units at the close of business on December 31, 2008 automatically received a distribution of one unit purchase right (a “Right”), which entitles the registered holder to purchase from us one additional Common Unit at a price of $40.00 per Common Unit, subject to adjustment. We entered into the Rights Agreement to increase the likelihood that our unitholders receive fair and equal treatment in the event of a takeover proposal.

The issuance of the Rights was not taxable to the holders of the Common Units, had no dilutive effect, will not affect our reported earnings per Common Unit, and will not change the method of trading of the Common Units. The Rights will not trade separately from the Common Units unless the Rights become exercisable.  The Rights will become exercisable if a person or group acquires beneficial ownership of 20 percent or more of the outstanding Common Units or commences, or announces its intention to commence, a tender offer that could result in beneficial ownership of 20 percent or more of the outstanding Common Units. If the Rights become exercisable, each Right will entitle holders, other than the acquiring party, to purchase a number of Common Units having a market value of twice the then-current exercise price of the Right. Such provision will not apply to any person who, prior to the adoption of the Rights Agreement, beneficially owns 20 percent or more of the outstanding Common Units until such person acquires beneficial ownership of any additional Common Units.

The Rights Agreement has a term of three years and will expire on December 22, 2011, unless the term is extended, the Rights are earlier redeemed or we terminate the Rights Agreement.

As of December 31, 2008, the public unitholders, the institutional investors in our private placements and Quicksilver owned 98.69 percent of the outstanding Common Units. BEC owned 690,751 Common Units, representing a 1.31 percent limited partner interest. We own 100 percent of the General Partner, BreitBurn Management and BOLP.

Our Predecessor BEC, was a 96.02 percent owned indirect subsidiary of Provident until August 26, 2008, when members of our senior management, in their individual capacities, together with Metalmark Capital Partners (“Metalmark”), Greenhill Capital Partners (“Greenhill”) and a third-party institutional investor, completed the acquisition of BEC, our Predecessor.  This transaction included the acquisition of a 96.02 percent indirect interest in BEC, previously owned by Provident, and the remaining indirect interests in BEC, previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of the our senior management.  BEC was a separate U.S. subsidiary of Provident and was our Predecessor.

In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark, Greenhill and a third party institutional investor, BreitBurn Management entered into a five-year Administrative Services Agreement to manage BEC's properties. In addition, we entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

Operations

Properties

BreitBurn Management manages all of our properties.  BreitBurn Management employs production and reservoir engineers, geologists and other specialists, as well as field personnel.  On a net production basis, we operate approximately 82 percent of our production.  As operator, we design and manage the development of wells and supervise operation and maintenance activities on a day-to-day basis.  We do not own drilling rigs or other oilfield services equipment used for drilling or maintaining wells on properties we operate.  Independent contractors engaged by us provide all the equipment and personnel associated with these activities.

In October 2006, certain properties, which include fields in the Los Angeles Basin in California and the Wind River and Big Horn Basins in central Wyoming, were contributed to us by our Predecessor.  In 2007, we acquired the Lazy JL Field in Texas, five fields in Florida’s Sunniland Trend, a limited partnership interest in a partnership that owns the East Coyote and Sawtelle fields in the Los Angeles Basin in California, and natural gas, oil and midstream assets in Michigan, Indiana and Kentucky, including fields in the Antrim Shale in Michigan and New Albany Shale in Indiana and Kentucky, transmission and gathering pipelines, three gas processing plants and four NGL recovery plants.

As of December 31, 2008, our total estimated proved reserves were 103.6 MMBoe, of which approximately 75 percent were natural gas and 25 percent were crude oil.  As of December 31, 2007, our total estimated proved reserves were 142.2 MMBoe, of which approximately 59 percent were natural gas and 41 percent were crude oil. The decrease in reserves was primarily due to lower commodity prices at the end of 2008 ($45 per Bbl for oil and $5.62 per Mcf for natural gas) compared to prices at the end of 2007 ($96 per Bbl for oil and $7.48 per Mcf for natural gas).  During 2008, we added proved reserves totalling 8.2 MMBoe from additions. This equates to 121 percent of our production for 2008. The reserve additions were offset by negative economic and technical revisions of 40.5 MMBoe.

Of our total estimated proved reserves as of December 31, 2008, 78 percent were located in Michigan, 12 percent in California and 6 percent in Wyoming, with the remaining 4 percent in Florida, Texas, Indiana and Kentucky. As of December 31, 2008, the total standardized measure of discounted future net cash flows was $592 million. During 2008, we filed estimates of oil and gas reserves as of December 31, 2007 with the U.S. Department of Energy, which were consistent with the reserve data reported for the year ended December 31, 2007 in Note 22 to the consolidated financial statements in this report.

The following table summarizes estimated proved reserves and production for our properties within our operating regions:

	As of December 31, 2008			2008
	Estimated	Percent of Total	Estimated		Average
	Proved	Estmated Proved	Proved Developed		Daily
Field Name	Reserves (1)	Reserves	Reserves	Production	Production
	(MMBoe)		(MMBoe)	(MBoe)	(Boe/d)
Michigan	80.9	78.1%	74.3	3,931.0	10,740
California	12.4	12.0%	12.1	1,173.8	3,207
Wyoming	6.2	6.0%	5.6	797.5	2,179
Florida	2.0	1.9%	2.0	601.4	1,643
Texas	1.2	1.1%	0.7	81.5	223
Indiana	0.6	0.6%	0.6	154.8	423
Kentucky	0.3	0.3%	0.3	69.4	190

Total	103.6	100%	95.6	6,809.4	18,605

(1)
Our estimated proved reserves were determined using $5.71 per MMBtu for gas and $44.60 per Bbl of oil for Michigan and California and $20.12 per Bbl of oil for Wyoming.  For additional estimated proved reserves details, see Note 22 to the consolidated financial statements in this report.

Uncertainties are inherent in estimating quantities of proved reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating subsurface accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and its interpretation.  As a result, estimates by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as change in product prices or development and production expenses, may require revision of such estimates. Accordingly, oil and gas quantities ultimately recovered will vary from reserve estimates. See Part I—Item 1A “—Risk Factors” in this report, for a description of some of the risks and uncertainties associated with our business and reserves.

The information in this report relating to our estimated oil and gas proved reserves is based upon reserve reports prepared as of December 31, 2008.  Estimates of our proved reserves were prepared by Netherland, Sewell & Associates, Inc. and Schlumberger Data & Consulting Services, independent petroleum engineering firms.  The reserve estimates are reviewed and approved by senior engineering staff and management.  The process performed by  Netherland, Sewell & Associates, Inc. and Schlumberger Data & Consulting Services to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue.  Netherland, Sewell & Associates, Inc. and Schlumberger Data & Consulting Services also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.  In the conduct of their preparation of the reserve estimates, Netherland, Sewell & Associates, Inc. and Schlumberger Data & Consulting Services did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the properties and sales of production.  However, if in the course of their work, something came to their attention which brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

Michigan

As of December 31, 2008, our Michigan operations comprised approximately 78 percent of our total estimated proved reserves. For the year ended December 31, 2008, our average production was approximately 10.7 MBoe/d or 64 MMcfe/d. Estimated proved reserves attributable to our Michigan properties as of December 21, 2008 were 80.9 MMBoe.  Our integrated midstream assets enhance the value of our Michigan properties as gas is sold at MichCon prices, and we have no significant reliance on third party transportation.  We have interests in 3,341 productive wells in Michigan.

During August of 2008, we reached a peak of 6 drilling rigs running in Michigan. We drilled a total of 116 wells in 2008 and had 106 approved drilling permits and 13 change of well status approvals for the Antrim re-entry program as of December 31, 2008.  In addition to drilling, capital was spent to complete ten line twining projects and over 55 compression units were employed. These projects targeted casing pressure reduction in the pressure sensitive Antrim Shale. Line twining converts a single line gathering system, where natural gas and water are transported from the well to the central processing facility in one line, to a dual line system where the water and gas each have their own line to the central processing facility. As a result, the casing pressure at the well can be lowered thus increasing production. Our capital spending in Michigan for the year ended December 31, 2008 was $81 million.

	As of December 31, 2008
	Estimated
	Proved Reserves		% Proved
	(MMBoe)	% Gas	Developed

Antrim Shale	72.1	100%	93%
Non-Antrim Fields	8.8	50%	83%
All Michigan Formations	80.9	95%	92%

Antrim Shale

The Antrim Shale underlies a large percentage of our Michigan acreage; wells tend to produce relatively predictable amounts of natural gas in this reservoir. Over 9,000 wells have been drilled by various companies with greater than 95 percent drilling success over its history. On average, Antrim Shale wells have a proved reserve life of more than 20 years. Since reserve quantities and production levels over a large number of wells are fairly predictable, maximizing per well recoveries and minimizing per unit production costs through a sizeable well-engineered drilling program are the keys to profitable Antrim development. Significant growth opportunities include infill drilling and recompletions, horizontal drilling and bolt-on acquisitions. Our estimated proved reserves attributable to our Antrim Shale interests as of December 31, 2008 were 72.1 MMBoe or 433 Bcfe, of which 93 percent was proved developed.

In 2008, we drilled 90 productive development wells in the Antrim Shale, employing a combination of vertical, high angle directional, horizontal and re-entry horizontal techniques. We drilled no dry wells in the Antrim Shale in 2008.

Non-Antrim Fields

Our non-Antrim interests are located in several reservoirs including the Prairie du Chien (“PRDC”), Richfield (“RCFD”), Detroit River Zone III (“DRRV”) and Niagaran (“NGRN”) pinnacle reefs. Our estimated proved reserves attributable to our non-Antrim interests as of December 31, 2008 were 8.8 MMBoe or 52.6 Bcfe.

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

The vast majority of our RCFD/DRRV wells are located in Kalkaska and Crawford counties in the Garfield and Beaver Creek fields. Potential exploitation of the Garfield RCFD/DRRV reservoirs either by secondary waterflood and/or improved oil recovery with CO2 injection is under evaluation; however, because this concept has not been proved, there are no recorded reserves related to these techniques. Production from the Beaver Creek RCFD/DRRV reservoirs consists of oil with associated natural gas. In the fall of 2008, we received permission from the Michigan Department of Environmental Quality to co-mingle the RCFD and DRRV formations in the Garfield project. This co-mingling will enable us to add the DRRV formation to existing and future RCFD wells at minimal cost as opposed to drilling a separate well for the DRRV.

Our NGRN wells produce from numerous Silurian-age Niagaran pinnacle reefs located in the northern part of the lower peninsula of Michigan. Depending upon the location of the specific reef in the pinnacle reef belt of the northern shelf area, the NGRN pinnacle reefs will produce dry natural gas, natural gas and condensate or oil with associated natural gas.

In 2008, we drilled 25 productive development wells and one salt-water disposal well in the non-Antrim fields. Of the 25 development wells, three were in PRDC, 14 were in RCFD and eight were in DRRV. We drilled one dry development well in the non-Antrim fields in 2008.

California

Los Angeles Basin, California

Our operations in California are concentrated in several large, complex oil fields within the Los Angeles Basin. For the year ended December 31, 2008, our California average production was approximately 3.2 MBoe/d. Estimated proved reserves attributable to our California properties as of December 31, 2008 were 12.4 MMBoe. Our four largest fields, Santa Fe Springs, East Coyote, Rosecrans and Sawtelle, made up 89 percent of our production in 2008 and 87 percent of our estimated proved reserves in California as of December 31, 2008. In 2008, we drilled four productive development wells and no dry development wells in California. Our capital spending in California for the year ended December 31, 2008 was $20 million.

Santa Fe Springs Field – Our largest property in the Los Angeles Basin, measured by estimated proved reserves, is the Santa Fe Springs Field. We operate 161 active wells in the Santa Fe Springs Field and own a 99.5 percent working interest. Santa Fe Springs has produced to date from up to 10 productive sands ranging in depth from 3,000 feet to more than 9,000 feet. The five largest producing zones are the Bell, Meyer, O'Connell, Clark and Hathaway. In 2008, our average production from the Santa Fe Springs Field was approximately 1.6 MBoe/d and our estimated proved reserves as of December 31, 2008 were 4.8 MMBoe, of which 93 percent was proved developed.

East Coyote Field – Our interest in this field was acquired on May 25, 2007. BEC operates 69 active wells in the East Coyote Field. We own a 95 percent working interest. The East Coyote Field has producing zones ranging in depth from 2,500 feet to 4,000 feet. Our average production from the East Coyote Field for the year ended December 31, 2008 was approximately 532 Boe/d and our estimated proved reserves as of December 31, 2008 were 3.3 MMBoe.

Sawtelle Field – Our interest in this field was acquired on May 25, 2007. BEC operates 14 active wells in the Sawtelle Field. We own a 93 percent working interest. The Sawtelle Field has produced from several productive sands ranging in depth from 9,000 feet to 10,500 feet. Our average production from the Sawtelle Field was approximately 343 Boe/d and our estimated proved reserves as of December 31, 2008 were 1.6 MMBoe.

Rosecrans Field – We operate 46 active wells in the Rosecrans Field and own a 100 percent working interest. The Rosecrans Field has produced from several productive sands ranging in depth from 4,000 feet to 8,000 feet. The producing zones are the Padelford, Maxwell, Hoge, Zins and the O’dea. In 2008, our average production from the Rosecrans Field was approximately 355 Boe/d and our estimated proved reserves as of December 31, 2008 were 1.1 MMBoe.

Other California Fields – Our other fields include the Brea Olinda field, which has 75 active wells producing approximately 207 net Boe/d on average in 2008 and estimated proved reserves as of December 31, 2008 of 0.8 MMBoe; the Alamitos lease of the Seal Beach Field, which has ten active wells producing approximately 93 net Boe/d on average in 2008 from the McGrath and Wasem formations at approximately 7,000 feet; and the Recreation Park lease of the Long Beach Field, which has seven active wells producing approximately 48 net Boe/d on average in 2008 from the same zones as the Alamitos lease, but approximately 1,000 feet deeper and estimated proved reserves as of December 31, 2008 of 0.8 MMBoe. We have a 100 percent working interest in Brea Olinda and Alamitos and a 60 percent working interest in Recreation Park.

Wyoming

Wind River and Big Horn Basins, Wyoming

For the year ended December 31, 2008, our average production from our Wyoming fields was approximately 2.2 MBoe/d and estimated proved reserves at December 31, 2008 totaled 6.2 MMBoe.  Four fields, Black Mountain, Gebo, North Sunshine and Hidden Dome, made up 83 percent of our 2008 production and 94 percent of our 2008 estimated proved reserves in Wyoming.

In 2008, we drilled six new productive development wells, three successful developmental deepenings of existing wells and one dry development well in Wyoming. The dry development well was drilled in the West Oregon Basin Field.  A total of ten new wells and deepenings of existing wells were drilled in Wyoming during 2008. Additionally, a total of 19 workovers and recompletions, resulting in an incremental 680 Boe/d of production, were performed in Wyoming during 2008.  Our capital spending in Wyoming for the year ended December 31, 2008 was $11 million.

Black Mountain Field – We operate 50 active wells in the Black Mountain Field and hold a 98 percent working interest.  Production is from the Tensleep formation with producing zones as shallow as 2,500 feet and as deep as 3,900 feet.  Our average production from the Black Mountain Field was approximately 471 Boe/d in 2008 and our estimated proved reserves as of December 31, 2008 were 3.3 MMBoe, of which 79 percent was proved developed.

Gebo Field – We operate 51 active wells in the Gebo Field and hold a 100 percent working interest.  Production is from the Phosphoria and Tensleep formations with producing zones as shallow as 4,500 feet and as deep as 5,300 feet.  In 2008, our average production from the Gebo Field was approximately 670 Boe/d and our estimated proved reserves as of December 31, 2008 were 1.0 MMBoe.

North Sunshine Field – We operate 32 active wells in the North Sunshine Field and hold a 100 percent working interest.  Production is from the Phosphoria at 3,000 feet and the Tensleep at about 3,900 feet.  In 2008, our average production from the North Sunshine Field was approximately 376 Boe/d and our estimated proved reserves as of December 31, 2008 were 0.6 MMBoe, of which 100 percent was proved developed.  In 2008, we drilled three successful crude oil wells in this field.

Hidden Dome Field – We operate 25 active wells in the Hidden Dome Field and hold a 100 percent working interest.  Production is from the Frontier, Tensleep and Darwin formations with the producing zones as shallow as 1,200 feet and as deep as 5,000 feet.  In 2008, our average production from the Hidden Dome Field was approximately 297 Boe/d and our estimated proved reserves as of December 31, 2008 were 0.9 MMBoe.

Other Wyoming Fields – Our other fields include the Sheldon Dome Field and Rolff Lake Fields in Fremont County, where we operate 17 active oil wells and four active gas wells in the Frontier to the Tensleep formations at depths up to 7,300 feet.  In 2008, our Sheldon Dome and Rolff Lake fields produced on average approximately 133 net Boe/d and 73 net Boe/d, respectively.  We also operate six active wells in the Lost Dome Field in Natrona County (outside the Wind River and Big Horn Basin) producing from the Tensleep formation at approximately 5,000 feet.  In 2008, our average production from the Lost Dome Field was approximately 60 Boe/d.  The other two fields we operate are the West Oregon Basin and Half Moon Fields in Park County, with seven total wells with six active oil producing wells and one active natural gas producing well.  In 2008, we produced on average approximately 99 net Boe/d between the two fields in Park County from the Frontier and Phosphoria formations at depths from 1,200 to 4,000 feet. Rolff Lake Fields and Lost Dome Field had estimated proved reserves as of December 31, 2008 of 0.3 MMBoe and 0.1 MMBoe, respectively.  We hold a 90 percent working interest in the Sheldon Dome Field and 100 percent working interests in the Rolff Lake, West Oregon Basin and Half Moon fields.

Florida

Our five Florida fields were acquired in May 2007. We operate 18 active wells. Production is from the Cretaceous Sunniland Trend of the South Florida Basin at 11,500 feet. The South Florida Basin is one of the largest proven and sourced geological basins in the United States. The Sunniland Trend has produced in excess of 115 million barrels of oil from seven fields. Our fields are 100 percent oil and oil quality averaged 24 degrees API. As of December 31, 2008, we had estimated proved reserves of approximately 2.0 MMBbls and a reserve life index in excess of 15 years in these fields. In 2008, our average production from our Florida fields was approximately 1.6 MBbls/d. Production from the Raccoon Point field currently accounts for more than half of our Florida production. We hold a 100 percent working interest in our Florida fields.

In 2008, no wells were drilled in Florida, but three permits were secured from the State of Florida. Our capital spending in Florida for the year ended December 31, 2008 was $11 million.

Texas

The Lazy JL Field was acquired in January 2007. The field has 50 active wells with a 100 percent working interest. Production at the Lazy JL Field comes from two zones in the lower Spraberry formation.  In 2008, our average production from the field was approximately 219 Boe/d. The field is 97 percent oil and oil quality averaged 38 degrees API. In the Lazy JL Field, our interest in estimated proved reserves as of December 31, 2008 were approximately 1.2 MMBoe and the field had a reserve life index of 13 years. We also have an overriding royalty interest of one well in an additional field in Texas, which added average production of 4 Boe/d in 2008.  Our capital spending in Texas for the year ended December 31, 2008 was $3 million.

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

We operate 210 wells in Indiana and Kentucky and hold a 100 percent working interest. In 2008, our production for our Indiana and Kentucky operations was approximately 423 Boe/d and 190 Boe/d, respectively, or 2,538 Mcf/d and 1,138 Mcf/d, respectively. Our estimated proved reserves in Indiana and Kentucky as of December 31, 2008 were 0.6 MMBoe and 0.3 MMBoe, respectively, or 3.8 Bcf and 1.7 Bcf, respectively. Our capital spending in Indiana and Kentucky for the year ended December 31, 2008 was $2 million.

Productive Wells

The following table sets forth information for our properties at December 31, 2008, relating to the productive wells in which we owned a working interest.  Productive wells consist of producing wells and wells capable of production.  Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in the gross wells.

	Oil Wells		Gas Wells
	Gross	Net	Gross	Net
Operated	954	924	1,817	1,256
Non-operated	31	8	1,569	558
Total	985	932	3,386	1,814

Developed and Undeveloped Acreage

The following table sets forth information for our properties as of December 31, 2008 relating to our leasehold acreage.  Developed acres are acres spaced or assigned to productive wells.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas or oil, regardless of whether such acreage contains proved reserves.  A gross acre is an acre in which a working interest is owned.  The number of gross acres is the total number of acres in which a working interest is owned.  A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.  Michigan acreage at December 31, 2008 has increased as compared to reported acreage at December 31, 2007 due to a detailed review during 2008 of the acreage data provided to us as part of the Quicksilver acquisition.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Michigan	814,012	474,962	141,150	66,009	955,162	540,971
California	1,686	1,611	—	—	1,686	1,611
Wyoming	11,974	11,726	6,311	6,311	18,285	18,037
Florida	34,402	33,322	—	—	34,402	33,322
Indiana	44,803	43,939	94,132	90,261	138,935	134,200
Texas	1,768	1,768	1,165	1,165	2,933	2,933
Kentucky	2,353	2,353	26,203	24,971	28,556	27,324
	910,998	569,681	268,961	188,717	1,179,959	758,398

The following table lists the total number of net undeveloped acres as of December 31, 2008, the number of net acres expiring in 2009, 2010 and 2011, and, where applicable, the number of net acres expiring that are subject to extension options.

		2009 Expirations		2010 Expirations		2011 Expirations
	Net Undeveloped Acreage	Net Acreage	Net Acreage with Ext. Opt.	Net Acreage	Net Acreage with Ext. Opt.	Net Acreage	Net Acreage with Ext. Opt.
Michigan	66,009	7,959	5,745	3,344	2,032	3,821	1,338
Wyoming	6,311	640	—	—	—	—	—
Indiana	90,261	7,077	7,077	16,407	16,407	22,360	20,813
Texas	1,165	—	—	—	—	—	—
Kentucky	24,971	6,693	6,693	—	—	12,450	12,450
Total	188,717	22,369	19,515	19,751	18,439	38,631	34,601

Drilling Activity

Our drilling activity and production optimization projects are on lower risk, development properties.  The following table sets forth information for our properties with respect to wells completed during the years ended December 31, 2008, 2007 and 2006.  Productive wells are those that produce commercial quantities of oil and gas, regardless of whether they produce a reasonable rate of return.  No exploratory wells were drilled during the periods presented.

	2008	2007	2006
Gross development wells:
Productive	129	22	7
Dry	2	2	0
	131	24	7
Net development wells:
Productive	116	21	7
Dry	2	2	0
	118	23	7

Of the 116 gross wells drilled in Michigan during 2008, 44 were recompletion wells.  Of the ten wells drilled in Wyoming, three were recompletion wells.  Of the four wells drilled in California during 2008, two were recompletion wells.  We had no wells in progress as of December 31, 2008.  The one well we drilled in Texas during 2008 was a new well.

Delivery Commitments

As of December 31, 2008, we had no delivery commitments.

Sales Contracts

We have a portfolio of crude oil and natural gas sales contracts with large, established refiners and utilities. Because our products are commodity products sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers.  During 2008, our largest purchasers were ConocoPhillips in California and Michigan, which accounted for 25 percent of total net sales, Marathon Oil Company in Wyoming, which accounted for 13 percent of total net sales, and Plains Marketing, L.P. in Florida, which accounted for 9 percent of total net sales.

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

Crude oil produced in the Los Angeles Basin of California and Wind River and Big Horn Basins of central Wyoming typically sells at a discount to NYMEX WTI crude oil due to, among other factors, its relatively heavier grade and/or relative distance to market.  Our Los Angeles Basin crude oil is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI.  Our Wyoming crude oil, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at a minor discount to NYMEX crude oil prices.  Our Florida crude oil also trades at a significant discount to NYMEX primarily because of its low gravity and other characteristics as well as its distance from a major refining market.

In 2008, the NYMEX WTI spot price averaged approximately $100 per barrel, compared with about $72 a year earlier. Monthly average crude-oil prices fluctuated widely during 2008, from a low of $41 per barrel for December to a high of $134 per barrel for June.  For the year ended December 31, 2008, the average discount to NYMEX WTI for our California, Wyoming, Florida and Texas crude oil was $5.15, $18.86, $14.45 and $1.63 per barrel, respectively.

Our Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas.  We have entered into derivative contracts for approximately 80 percent of our current natural gas production. To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices.  Prices for natural gas have historically fluctuated widely and in many regional markets are aligned with supply and demand conditions in regional markets and with the overall U.S. market.  Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest.  Since January 2005, NYMEX monthly average futures price for natural gas at Henry Hub ranged from a low of $5.22 per MMBtu for September 2006 to a high of $13.45 per MMBtu for October 2005. During 2007, the average NYMEX wholesale natural gas price ranged from a low of $6.14 per MMBtu for August to a high of $7.82 per MMBtu for May. During 2008, the average NYMEX wholesale natural gas price ranged from a low of $5.79 per MMBtu for December to a high of $12.78 per MMBtu for June.

Our operating expenses are sensitive to commodity prices. We experience pressure on operating expenses that is highly correlated to commodity prices for specific expenditures such as lease fuel, electricity, drilling services and severance and property taxes.

Derivative Activity

Our revenues and net income are sensitive to oil and natural gas prices, and our operating expenses are highly correlated to oil and natural gas prices. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas. We currently maintain derivative arrangements for a significant portion of our oil and gas production. Currently, we use a combination of fixed price swap and option arrangements to economically hedge NYMEX crude oil and natural gas prices. By removing the price volatility from a significant portion of our crude oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing crude oil and natural gas prices on our cash flow from operations for those periods. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected. For a more detailed discussion of our derivative activities, see Part II—Item 7 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview,” Part II—Item 7A “—Quantitative and Qualitative Disclosures About Market Risk” and Note 14 to the consolidated financial statements included in this report.

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

In regards to the competition we face for drilling rigs and the availability of related equipment, the oil and gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel in the past, which has delayed development drilling and other exploitation activities and has caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program. Competition is also strong for attractive oil and gas producing properties, undeveloped leases and drilling rights, which may affect our ability to compete satisfactorily when attempting to make further acquisitions. See Part I—Item 1A “—Risk Factors” — “Risks Related to Our Business — We may be unable to compete effectively with other companies, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.” in this report.

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

Seasonal Nature of Business

Seasonal weather conditions, especially freezing conditions in Michigan, and lease stipulations can limit our drilling activities and other operations in certain of the areas in which we operate and, as a result, we seek to perform the majority of our drilling during the summer months. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

Environmental Matters and Regulation

General. Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before exploration, drilling or production activities commence;
•	prohibit some or all of the operations of facilities deemed in non-compliance with regulatory requirements;
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

The primary federal law for oil spill liability is the Oil Pollution Act, or OPA, which establishes a variety of requirements pertaining to oil spill prevention, containment, and cleanup. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, are required to develop and implement plans for preventing and responding to oil spills and, if a spill occurs, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from the spill.

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

Global Warming and Climate Change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases and more than one-third of the states (including California), either individually or through multi-state initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. Also, the U.S. Supreme Court’s holding in its 2007 decision, Massachusetts, et al. v. EPA, that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act could result in future regulation of greenhouse gas emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the oil and natural gas we produce.

Pipeline Safety. Some of our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined to include areas with specified population densities, buildings containing populations with limited mobility, areas where people may gather along the route of a pipeline (such as athletic fields or campgrounds), environmentally sensitive areas, and commercially navigable waterways. Under the DOT’s regulations, integrity management programs are required to include baseline assessments to identify potential threats to each pipeline segment, implementation of mitigation measures to reduce the risk of pipeline failure, periodic reassessments, reporting and recordkeeping. Fines and penalties may be imposed on pipeline operators that fail to comply with PHMSA requirements, and such operators may also become subject to orders or injunctions restricting pipeline operations.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2008. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2009. However, accidental spills or releases may occur in the course of our operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. In addition, we expect to be required to incur remediation costs for property, wells and facilities at the end of their useful lives. Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition, and results of operations or ability to make distributions to our unitholders.

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

Production Regulation. Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate, also regulate one or more of the following:

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

Gathering Pipeline Regulation.  Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, on-going litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts, or Congress. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Though our natural gas gathering facilities are not subject to regulation by FERC as natural gas companies under the NGA, our gathering facilities may be subject to certain FERC annual natural gas transaction reporting requirements and daily scheduled flow and capacity posting requirements depending on the volume of natural gas transactions and flows in a given period. See below the discussion of “FERC Market Transparency Rules.”

Our natural gas gathering operations are subject to regulation in the various states in which we operate. The level of such regulation varies state by state. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal penalties.

Transportation Pipeline Regulation.  Our sole interstate pipeline is an 8.3 mile pipeline that connects with the Texas Gas Transmission interstate pipeline. That pipeline is subject to a limited jurisdiction FERC certificate, and we are not currently required to maintain a tariff at FERC. Our intrastate natural gas transportation pipelines are subject to regulation by applicable state regulatory commissions. The level of such regulation varies state by state. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal penalties.

Though our natural gas intrastate pipelines are not subject to regulation by FERC as natural gas companies under the NGA, our intrastate pipelines may be subject to certain FERC annual natural gas transaction reporting requirements and daily scheduled flow and capacity posting requirements depending on the volume of natural gas transactions and flows in a given period. See below the discussion of “FERC Market Transparency Rules.”

Natural Gas Processing Regulation.  Our natural gas processing operations are not presently subject to FERC regulation. However, pursuant to Order No. 704, starting May 1, 2009, some of our processing operations may be required to annually report to FERC information regarding natural gas sale and purchase transactions depending on the volume of natural gas transacted during the prior calendar year. See below the discussion of “FERC Market Transparency Rules.” There can be no assurance that our processing operations will continue to be exempt from other FERC regulation in the future.

Our processing facilities are affected by the availability, terms and cost of pipeline transportation. The price and terms of access to pipeline transportation can be subject to extensive federal and in state regulation. FERC is continually proposing and implementing new rules and regulations affecting the interstate transportation of natural gas, and to a lesser extent, the interstate transportation of NGLs. These initiatives also may indirectly affect the intrastate transportation of natural gas and NGLs under certain circumstances. We cannot predict the ultimate impact of these regulatory changes to our processing operations.

The ability of our processing facilities and pipelines to deliver natural gas into third party natural gas pipeline facilities is directly impacted by the gas quality specifications required by those pipelines. On June 15, 2006, FERC issued a policy statement on provisions governing gas quality and interchangeability in the tariffs of interstate gas pipeline companies and a separate order declining to set generic prescriptive national standards. FERC strongly encouraged all natural gas pipelines subject to its jurisdiction to adopt, as needed, gas quality and interchangeability standards in their FERC gas tariffs modeled on the interim guidelines issued by a group of industry representatives, headed by the Natural Gas Council (the “NGC+ Work Group”), or to explain how and why their tariff provisions differ. We do not believe that the adoption of the NGC+ Work Group’s gas quality interim guidelines by a pipeline that either directly or indirectly interconnects with our facilities would materially affect our operations. We have no way to predict, however, whether FERC will approve of gas quality specifications that materially differ from the NGC+ Work Group’s interim guidelines for such an interconnecting pipeline.

Regulation of Sales of Natural Gas and NGLs.  The price at which we buy and sell natural gas and NGLs is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission (“CFTC”). See below the discussion of “Energy Policy Act of 2005.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

Our sales of natural gas and NGLs are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation can be subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting the interstate transportation of natural gas, and to a lesser extent, the interstate transportation of NGLs. These initiatives also may indirectly affect the intrastate transportation of natural gas and NGLs under certain circumstances. We cannot predict the ultimate impact of these regulatory changes to our natural gas and NGL marketing operations, and we do not believe that we would be affected by any such FERC action materially differently than other natural gas and NGL marketers with whom we compete.

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Domenici-Barton Energy Policy Act of 2005, or EPAct 2005. EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. With respect to regulation of natural gas transportation, EPAct 2005 amended the NGA and the NGPA by increasing the criminal penalties available for violations of each Act. EPAct 2005 also added a new section to the NGA, which provides FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increased the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in FERC-jurisdictional transportation and the sale for resale of natural gas in interstate commerce. EPAct 2005 also amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of EPAct 2005, and subsequently denied rehearing. The rules make it unlawful to: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704 and the daily scheduled flow and capacity posting requirements under Order No. 720. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s enforcement authority. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. The natural gas industry historically has been heavily regulated. Accordingly, we cannot assure you that present policies pursued by FERC and Congress will continue.

FERC Market Transparency Rules. On December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order No. 704”). Under Order No. 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, natural gas marketers, and natural gas producers, are now required to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with FERC’s policy statement on price reporting.

On November 20, 2008, FERC issued a final rule on the daily scheduled flow and capacity posting requirements (“Order No. 720”). Under Order No. 720, major non-interstate pipelines, defined as certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of natural gas over the previous three calendar years, are required to post daily certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu/d. Requests for clarification and rehearing of Order No. 720 have been filed at FERC and a decision on those requests is pending.

Employees

BreitBurn Management, our wholly owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of BreitBurn Management. As of December 31, 2008, BreitBurn Management had 395 full time employees. BreitBurn Management provides services to us as well as our Predecessor, BEC. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Offices

BreitBurn Management currently leases approximately 27,280 square feet of office space in California at 515 S. Flower St., Suite 4800, Los Angeles, California 90071, where our principal offices are located. The lease for the California office expires in February 2016. BreitBurn Management has leased approximately 29,300 square feet of office space located on the 48th floor of the JP Morgan Chase Tower at 600 Travis Street, Houston, Texas. BreitBurn Management has significantly expanded its presence in Houston. In addition to the offices in Los Angeles and Houston, BreitBurn Management maintains offices in Gaylord, Michigan and Cody, Wyoming.

Financial Information

Information regarding our revenues from external customers, profit or loss and total assets is presented in Part II—Item 8 “—Financial Statements and Supplementary Data” in this report.

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

Risks Related to Our Business

We may not be able to pay quarterly distributions on our Common Units because we do not have sufficient cash flow from operations following establishment of cash reserves and payment of fees and expenses.

We may not have sufficient available cash each quarter to pay quarterly distributions on our Common Units.  Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. In the future we may reserve a substantial portion of our cash generated from operations to develop our oil and natural gas properties and to acquire additional oil and natural gas properties in order to maintain and grow our level of oil and natural gas reserves.

The amount of cash we actually generate will depend upon numerous factors related to our business that may be beyond our control, including among other things:

•	the amount of oil and natural gas we produce, which we expect to decline in 2009 due to decreased capital expenditures;
•	demand for and prices of our oil and natural gas, which prices decreased significantly in 2008 and have continued to decrease in 2009;
•	the level of our operating costs, including reimbursement of expenses to our general partner;
•	prevailing distressed economic conditions;
•	unexpected defense and other costs associated with our ongoing litigation with Quicksilver
•	continued development of oil and natural gas wells and proved undeveloped reserves;
•	the level of competition we face;
•	fuel conservation measures;
•	alternate fuel requirements;
•	government regulation and taxation; and
•	technical advances in fuel economy and energy generation devices.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:

•	our ability to borrow under our credit facility to pay distributions;
•	debt service requirements and restrictions on distributions contained in our credit facility or future debt agreements;
•	the level of our capital expenditures;
•	sources of cash used to fund acquisitions;
•	fluctuations in our working capital needs;
•	general and administrative expenses;
•	cash settlement of hedging positions;
•	timing and collectibility of receivables; and
•	the amount of cash reserves established for the proper conduct of our business.

For a description of additional restrictions and factors that may affect our ability to make cash distributions, please read Part II—Item 7 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Oil and natural gas prices and differentials are volatile. Recent declines in commodity prices have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flow, access to the capital markets and ability to grow.  A decline in our cash flow from operations may force us to reduce our distributions or cease paying distributions altogether.

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	domestic and foreign supply of and demand for oil and natural gas;
•	market prices of oil and natural gas;
•	level of consumer product demand;
•	weather conditions;
•	overall domestic and global economic conditions;
•	political and economic conditions in oil and natural gas producing countries, including those in the Middle East, Russia, South America and Africa;
•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;
•	impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxation;
•	the impact of energy conservation efforts;
•	the proximity, capacity, cost and availability of oil and natural gas pipelines, processing, gathering and other transportation facilities;
•	an increase in imports of liquid natural gas; and
•	the price and availability of alternative fuels.

Oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Because natural gas accounted for approximately 75 percent of our estimated proved reserves as of December 31, 2008 and is a substantial portion of our current production on an Mcfe basis, our financial results will be more sensitive to movements in natural gas prices.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2008, the monthly average NYMEX WTI price ranged from a high of $134 per barrel for June to a low of $41 per barrel for December, while the monthly average Henry Hub natural gas price ranged from a high of $12.78 per MMBtu for June to a low of $5.79 per MMBtu for December.

Price discounts or differentials between NYMEX WTI prices and what we actually receive are also historically very volatile.  For instance, during calendar year 2008, the average quarterly price discount from NYMEX WTI for our Wyoming production varied from $16.44 to $20.09 per barrel.  This represented a percentage of the total price per barrel ranging from 14 percent to 30 percent.  For California crude oil, our average quarterly discount from NYMEX WTI varied from $4.38 to $6.19, which was four percent to 11 percent of the total price per barrel.  Our crude oil produced from our Florida properties also trades at a significant discount to NYMEX WTI primarily because of its low gravity and other characteristics as well as its distance from a major refining market. For Florida crude oil, our average quarterly discount to NYMEX WTI varied from $13.72 to $14.78 including transportation expenses of approximately $4.00 per barrel, which represented 12 percent to 25 percent of the total price per barrel.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will negatively impact:

•	our ability to pay distributions;
•	the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically;
•	the amount of cash flow available for capital expenditures;
•	our ability to replace our production and future rate of growth;

•	our ability to borrow money or raise additional capital and our cost of such capital;
•	our ability to meet our financial obligations; and
•	the amount that we are allowed to borrow under our credit facilities.

Historically, higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. Although commodity prices have steeply declined recently, we believe that the costs associated with drilling have not declined as rapidly.  Accordingly, continued high costs could adversely affect our ability to pursue our drilling program and our results of operations.

In the past, we have raised our distribution levels on our Common Units in response to increased cash flow during periods of relatively high commodity prices.  However, we may not be able to sustain those distribution levels during subsequent periods of lower commodity prices.  For example, our initial distribution rate was $1.65 on an annual basis for the fourth quarter of 2006.  The distribution made to our unitholders on February 13, 2009 for the fourth quarter of 2008 was $2.08 on an annual basis.  With the rapid decrease in commodity prices since July 2008, there is a substantial risk that we may not be able to maintain the current level of our distribution and that we may have to reduce or suspend our distributions.

The continuing financial crisis, the rapid decline in commodity prices and uncertainties raised by litigation may limit our ability to obtain funding in the capital markets on terms we find acceptable, obtain additional or continued funding under our current credit facility or obtain funding at all.

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

Historically, we have used our cash flow from operations, borrowings under our credit facility and issuance of additional partnership units to fund our capital expenditures and acquisitions.  A continuation of the economic crisis could result in further reduced demand for oil and natural gas and keep downward pressure on the prices for oil and natural gas, which have fallen dramatically since reaching historic highs in July 2008.  These price declines have negatively impacted our revenues and cash flows.  In addition, as discussed in “–Risks Related to Quicksilver Lawsuit” and Part I—Item 3 – “Legal Proceedings” within this report, Quicksilver has filed a lawsuit against us alleging a number of claims.  Such actions, regardless of their merit, make access to debt or equity more difficult as a result of the inherent uncertainty in all litigated matters.

These events affect our ability to access capital in a number of ways, which include the following:

•      Our ability to access new debt or credit markets on acceptable terms is currently extremely limited or non-existent and this condition may last for an unknown period of time.

•      Our current credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria.

•      We may be unable to obtain adequate funding under our current credit facility because our lenders may simply be unwilling or unable to meet their funding obligations given current market conditions.

•     The operating and financial restrictions and covenants in our credit facility limit (and any future financing agreements likely will limit) our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms.  If funding is not available when needed, or if funding is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations, financial condition or ability to pay distributions. Moreover, if we are unable to obtain funding to make acquisitions of additional properties containing proved oil or natural gas reserves, our total level of proved reserves may decline as a result of our production, and we may be limited in our ability to maintain our level of cash distributions.

Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions.

As of February 27, 2009, we had approximately $714 million in borrowings outstanding under our credit facility.  Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria. Our current borrowing base is $900 million. The borrowing base is redetermined semi-annually and the available borrowing amount could be decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, declines in reserves, lending requirements or regulations or certain other circumstances. Our next semi-annual redetermination is scheduled in April 2009. As a result of the steep decline in oil and natural gas prices, we expect that the lenders under our credit facility will redetermine our borrowing base and decrease the available borrowing amount.  The decrease in our borrowing base could be substantial and could be to a level below our outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base.  If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our credit facility or sell assets or debt or Common Units.  We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all.  Failure to make the required repayment could result in a default under our credit facility, which could adversely affect our business, financial condition and results or operations.

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

Our credit facility restricts our ability to make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base.  In the event of a substantial reduction in our borrowing base at the time of a borrowing base redetermination, this restriction may prevent us from making distributions to unitholders.

We also are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. In light of the current weak economic conditions and the deterioration of oil and natural gas prices, our ability to comply with these covenants may be impaired.  If we violate any of the restrictions, covenants, ratios or tests in our credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders can seek to foreclose on our assets. See Part II—Item 7 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our credit facility covenants.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Our existing and future indebtedness could have important consequences to us, including:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on terms acceptable to us;

•
covenants in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	our access to the capital markets may be limited;
•	increasing our borrowing costs;
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

In 2009, our capital program is expected to be approximately $20 million. In 2008, we spent approximately $129 million on capital expenditures.  Our 2009 capital budget reflects our intent to finance our capital expenditures with cash generated from our operations.  Our planned reduction of capital expenditures in 2009, compared to 2008, reflects our expectations of lower commodity prices in the future and declining oil field equipment, drilling and other service costs.  Use of cash generated from operations to fund future capital expenditures will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings to fund future capital expenditures has been limited over the last six months because of the continuing credit crisis and turmoil in the financial markets.  In the future, our ability to borrow and to access the capital markets may be limited by our financial condition at the time of any such financing or offering and the covenants in our debt agreements, as well as by oil and natural gas prices, the value and performance of our equity securities, and adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partnership interests may result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could have a material adverse effect on our ability to pay distributions at the then-current distribution rate.

Our inability to replace our reserves could result in a material decline in our reserves and production, which could adversely affect our financial condition.  We are unlikely to be able to sustain or increase our current level of distributions without making accretive acquisitions or capital expenditures that maintain or grow our asset base.

As a result of the significant decline in commodity prices and the impact of the credit crisis on available credit and access to capital, we expect that our ability to make acquisitions will be limited in 2009.  We also believe that our reduced capital program in 2009 will not be sufficient to offset production declines.

Producing oil and natural gas reservoirs are characterized by declining production rates that vary based on reservoir characteristics and other factors. The rate of decline of our reserves and production included in our reserve report at December 31, 2008 will change if production from our existing wells declines in a different manner than we have estimated and may change when we drill additional wells, make acquisitions and under other circumstances. Our future oil and natural gas reserves and production and our cash flow and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution.

We are unlikely to be able to sustain or increase our current level of distributions without making accretive acquisitions or capital expenditures that maintain or grow our asset base. We will need to make substantial capital expenditures to maintain and grow our asset base, which will reduce our cash available for distribution. Because the timing and amount of these capital expenditures fluctuate each quarter, we expect to reserve cash each quarter to finance these expenditures over time. We may use the reserved cash to reduce indebtedness until we make the capital expenditures.

Over a longer period of time, if we do not set aside sufficient cash reserves or make sufficient expenditures to maintain our asset base, we will be unable to pay distributions at the current level from cash generated from operations and would therefore expect to reduce our distributions. If we do not make sufficient growth capital expenditures, we will be unable to sustain our business operations and therefore will be unable to maintain our proposed or current level of distributions.  With our reserves decreasing, if we do not reduce our distributions, then a portion of the distributions may be considered a return of part of your investment in us as opposed to a return on your investment. Also, if we do not make sufficient growth capital expenditures, we will be unable to expand our business operations and will therefore be unable to raise the level of future distributions.

Price declines have resulted in and may in the future result in a write-down of our asset carrying values.

Declines in oil and natural gas prices over the past 180 days have resulted in our having to make substantial downward adjustments to our estimated proved reserves resulting in increased depletion and depreciation charges. Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write-down. For example, as a result of the dramatic declines in oil and gas prices in the second half of 2008 and related reserve reductions, we recorded non-cash charges of approximately $51.9 million for total impairments and $34.5 million for price related adjustments to depletion and depreciation expense for the year ended December 31, 2008.  We also may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit facility, which in turn may adversely affect our ability to make cash distributions to our unitholders.

Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders. To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently and may in the future enter into derivative arrangements for a significant portion of our expected oil and natural gas production that could result in both realized and unrealized hedging losses. As of February 27, 2009, we had hedged, through swaps, options (including collar instruments) and physical contracts, approximately 84 percent of our 2009 production.

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

In addition, our derivative activities are subject to the following risks:

•	we may be limited in receiving the full benefit of increases in oil and natural gas prices as a result of these transactions;
•	a counterparty may not perform its obligation under the applicable derivative instrument or seek bankruptcy protection;
•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and
•
the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

As of February 27, 2009, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse International, Credit Suisse Energy LLC, Union Bank of California, N.A., Wells Fargo Bank N.A., JP Morgan Chase Bank N.A., Royal Bank of Scotland plc, The Bank of Nova Scotia and Toronto-Dominion Bank. We periodically obtain credit default swap information on our counterparties.  As of December 31, 2008, each of these financial institutions carried an S&P credit rating of A or above.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of December 31, 2008, our largest derivative net asset balances were with JP Morgan Chase Bank N.A., Credit Suisse Energy LLC and Wells Fargo Bank N.A.  These counterparties accounted for 55 percent, 18 percent and 16 percent of derivative net asset balances, respectively, as of December 31, 2008.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. In estimating our level of oil and natural gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•	future oil and natural gas prices;
•	production levels;
•	capital expenditures;
•	operating and development costs;
•	the effects of regulation;
•	the accuracy and reliability of the underlying engineering and geologic data; and
•	the availability of funds.

If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.  For example, if oil and gas prices at December 31, 2008 had been, respectively, $10.00 less per Bbl and $1.00 less per MMBtu, then the standardized measure of our estimated proved reserves as of December 31, 2008 would have decreased by $257 million, from $592 million to $335 million.

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

The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil and natural gas reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of the estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	the actual prices we receive for oil and natural gas;
•	our actual operating costs in producing oil and natural gas;
•	the amount and timing of actual production;
•	the amount and timing of our capital expenditures;
•	supply of and demand for oil and natural gas; and
•	changes in governmental regulations or taxation.

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

The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough oil and natural gas to be commercially viable after drilling, operating and other costs. Furthermore, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;
•	unexpected operational events and drilling conditions;
•	reductions in oil and natural gas prices;
•	limitations in the market for oil and natural gas;
•	problems in the delivery of oil and natural gas to market;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	equipment failures or accidents;
•	title problems;
•	pipe or cement failures;
•	casing collapses;
•	compliance with environmental and other governmental requirements;
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	lost or damaged oilfield drilling and service tools;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	pressure or irregularities in formations;
•	fires;
•	natural disasters;
•	blowouts, surface craterings, fires and explosions; and
•	uncontrollable flows of oil, natural gas or well fluids.

If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and profitability. For example, on November 15, 2008, there was a brush fire at our Brea Olinda field in California that destroyed the electrical infrastructure there and resulted in an estimated loss of production of 5,000 Bbl for the fourth quarter 2008. Also, on December 1, 2008, there was a fire at our Seal Beach Field in California which resulted in a brief shutdown of the field and the gas plant located there.

In 2008, we depended on three customers for a substantial amount of our sales. If these customers reduce the volumes of oil and natural gas that they purchase from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production. In addition, if the parties to our purchase contracts default on these contracts, we could be materially and adversely affected.

In 2008, three customers accounted for approximately 47 percent of our total sales volumes. If these customers reduce the volumes of oil and natural gas that they purchase from us and we are not able to find new customers for our production, our revenue and cash available for distribution will decline. In 2008, ConocoPhillips accounted for approximately 25 percent of our total sales volumes, Marathon Oil accounted for approximately 13 percent of our total sales volumes, and Plains Marketing accounted for approximately 9 percent of our total sales volumes. For the year ended December 31, 2007, Marathon Oil accounted for approximately 24 percent of our total sales volumes, ConocoPhillips accounted for approximately 20 percent of our total sales volumes and Plains Marketing accounted for approximately 15 percent of our total sales volumes.

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

The oil and gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of our competitors are major and large independent oil and gas companies, and possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Factors that affect our ability to acquire properties include availability of desirable acquisition targets, staff and resources to identify and evaluate properties and available funds. Many of our larger competitors not only drill for and produce oil and gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and gas industry. Other companies may have a greater ability to continue drilling activities during periods of low oil and gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. As a result of the significant decline in commodity prices and the impact of the credit crisis on available credit and access to capital, we expect that our ability to make accretive acquisitions will be limited in 2009. Our inability to compete effectively with other companies could have a material adverse effect on our business activities, financial condition and results of operations.

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

There are a variety of operating risks inherent in our wells, gathering systems, pipelines and other facilities, such as leaks, explosions, fires, mechanical problems and natural disasters including earthquakes and tsunamis, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial revenue losses. The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

We currently possess property and general liability insurance at levels, which we believe are appropriate; however, we are not fully insured for these items and insurance against all operational risk is not available to us. We are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for us to obtain certain types of coverage. There can be no assurance that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to you.

If third-party pipelines and other facilities interconnected to our well and gathering and processing facilities become partially or fully unavailable to transport natural gas, oil or NGLs, our revenues and cash available for distribution could be adversely affected.

We depend upon third party pipelines and other facilities that provide delivery options to and from some of our wells and gathering and processing facilities. Since we do not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within our control. If any of these third-party pipelines and other facilities become partially or fully unavailable to transport natural gas, oil or NGLs, or if the gas quality specifications for the natural gas gathering or transportation pipelines or facilities change so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues and cash available for distribution could be adversely affected.

For example, in Florida, there are a limited number of alternative methods of transportation for our production, and substantially all of our oil production is transported by pipelines, trucks and barges owned by third parties. The inability or, unwillingness of these parties to provide transportation services for a reasonable fee could result in us having to find transportation alternatives, increased transportation costs, or involuntary curtailment of our oil production in Florida, which could have a negative impact on its future consolidated financial position, results of operations or cash flows.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our oil and natural gas exploration, production, gathering and transportation operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, in November 2008, the Governor of California proposed a tax increase which included a 9.9 percent severance tax on all oil production in California. Although the proposal was not passed by the California Legislature as part of the approved State budget in 2009, the financial crisis in the State of California could lead to a severance tax on oil being imposed in the future. We have significant oil production in California and while we cannot predict the impact of such a tax without having more specifics, the imposition of such a could have severe negative impacts on both our willingness and ability to incur capital expenditures in California to increase production, could severely reduce or completely eliminate our California profit margins and would result in lower oil production in our California properties due to the need to shut-in wells and facilities made uneconomic either immediately or at an earlier time than would have previously been the case.

A change in the jurisdictional characterization of our gathering assets by federal, state or local regulatory agencies or a change in policy by those agencies with respect to those assets may result in increased regulation of those assets.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to you. Please read Part I—Item 1 “—Business—Operations—Environmental Matters and Regulation” and Part I—Item 1 “—Business—Operations—Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

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

Strict, joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to make distributions to you could be adversely affected. Please read Part I—Item 1 “—Business—Operations—Environmental Matters and Regulation” for more information.

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

On October 31, 2008, Quicksilver instituted a lawsuit in the District Court of Tarrant County, Texas naming the Partnership as a defendant along with BreitBurn GP, BOGP, BOLP, Randall H. Breitenbach, Halbert S. Washburn, Gregory J. Moroney, Charles S. Weiss, Randall J. Findlay, Thomas W. Buchanan, Grant D. Billing and Provident. On December 12, 2008, Quicksilver filed an Amended Petition and asserted twelve separate counts against the various defendants.

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

Risks Related to Our Structure

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

Certain of the directors and officers of our General Partner, including our Co-Chief Executive Officers and other members of our senior management, own interests in BEC, which is managed by our subsidiary, BreitBurn Management. Conflicts of interest may arise between BEC, on the one hand, and us and our unitholders, on the other hand. Our partnership agreement limits the remedies available to you in the event you have a claim relating to conflicts of interest.

Certain of the directors and officers of our General Partner, including our Co-Chief Executive Officers, own interests in BEC, which is managed by our subsidiary, BreitBurn Management. Conflicts of interest may arise between BEC, on the one hand, and us and our unitholders, on the other hand. We have entered into an Omnibus Agreement with BEC to address certain of these conflicts. However, these persons may face other conflicts between their interests in BEC and their positions with us. These potential conflicts include, among others, the following situations:

•
Our General Partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayments of indebtedness, issuances of additional partnership securities, cash reserves and expenses.  Although we have entered into a new Omnibus Agreement with BEC, which addresses the rights of the parties relating to potential business opportunities, conflicts of interest may still arise with respect to the pursuit of such business opportunities. We have agreed in the Omnibus Agreement that BEC and its affiliates will have a preferential right to acquire any third party upstream oil and natural gas properties that are estimated to contain less than 70 percent proved developed reserves.

•
Currently and historically some officers of our General Partner and many employees of BreitBurn Management have also devoted time to the management of BEC. This arrangement will continue under the Second Amended and Restated Administrative Services Agreement and this will continue to result in material competition for the time and effort of the officers of our General Partner and employees of BreitBurn Management who provide services to BEC and who are officers and directors of the sole member of the general partner of BEC. If the officers of our General Partner and the employees of BreitBurn Management do not devote sufficient attention to the management and operation of our business, our financial results could suffer and our ability to make distributions to our unitholders could be reduced.

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

Our partnership agreement restricts the voting rights of unitholders owning 20 percent or more of our Common Units.  Our unitholder rights plan would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Partnership without advance approval of our General Partners’ board of directors.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. In addition, solely with respect to the election of directors, our partnership agreement provides that (x) our general partner and the Partnership will not be entitled to vote their units, if any, and (y) if at any time any person or group beneficially owns 20 percent or more of the outstanding Partnership securities of any class then outstanding and otherwise entitled to vote, then all Partnership securities owned by such person or group in excess of 20 percent of the outstanding Partnership securities of the applicable class may not be voted, and in each case, the foregoing units will not be counted when calculating the required votes for such matter and will not be deemed to be outstanding for purposes of determining a quorum for such meeting. Such common units will not be treated as a separate class of Partnership securities for purposes of our partnership agreement. Notwithstanding the foregoing, the board of directors of our general partner may, by action specifically referencing votes for the election of directors, determine that the limitation set forth in clause (y) above will not apply to a specific person or group. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

The board of directors of our General Partner has adopted a unitholder rights plan. If activated, this plan would cause extreme dilution to any person or group that attempts to acquire a 20 percent or greater interest in the Partnership without advance approval of our General Partner’s board of directors.

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

•
your right to act with other unitholders to elect the directors of our general partner, to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constituted “control” of our business.

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

As of February 27, 2009, we had 52,770,011 Common Units outstanding. We completed three private offerings to institutional investors of an aggregate of 23,696,911 Common Units in 2007. The institutional investors that are not affiliates of the Partnership currently may sell their Common Units pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”). Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies including the Partnership, provided that current public information is available relating to the Partnership. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144.

As partial consideration for the Quicksilver Acquisition, we issued 21,347,972 Common Units to Quicksilver in a private placement on November 1, 2007. A registration statement covering the resale of those Common Units has been filed with the SEC and declared effective. Prior to May 1, 2009, Quicksilver may sell only up to fifty percent of the Common Units that it acquired in the private placement without restriction in the open market. After such date, Quicksilver may resell any remaining Common Units that it holds without restriction in the open market.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have considered substantive changes to the existing U.S. federal income tax laws that would have affected publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the legislation considered would not have appeared to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units.

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

Investment in units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Our partnership agreement generally prohibits non-U.S. persons from owning our units. However, if non-U.S. persons own our units, distributions to such non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and such non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

We will be considered terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same interest are counted only once. Although Provident in June 2008 completed a transaction disposing of its approximate 22 percent limited partner interest in us, because such transaction was structured as a redemption of Provident's interest in us, it should not be aggregated with any other sales or exchanges within a twelve-month period for purposes of determining if the 50 percent threshold has been met. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The location and character of our crude oil and natural gas properties are described above under Part I—Item 1 “—Business” in this report. Information required by the Securities Exchange Act Industry Guide No. 2 (“Disclosure of Oil and Gas Operations”) is also contained in Part I—Item 1 “—Business” and on pages F-1 to F-47 of the consolidated financial statements in this report.

Item 3. Legal Proceedings.

On October 31, 2008, Quicksilver, an owner of 40.56 percent of our Common Units, instituted a lawsuit in the District Court of Tarrant County, Texas naming us as a defendant along with BreitBurn GP, BOLP, BOGP, Randall H. Breitenbach, Halbert S. Washburn, Gregory J. Moroney, Charles S. Weiss, Randall J. Findlay, Thomas W. Buchanan, Grant D. Billing and Provident. On December 12, 2008, Quicksilver filed an Amended Petition and asserted twelve different counts against the various defendants. The primary claims are as follows: Quicksilver alleges that BOLP breached the Contribution Agreement with Quicksilver, dated September 11, 2007, based on allegations that we made false and misleading statements relating to our relationship with Provident. Quicksilver also alleges common law and statutory fraud claims against all of the defendants by contending that the defendants made false and misleading statements to induce Quicksilver to acquire our Common Units in us. Finally, Quicksilver alleges claims for breach of the Partnership’s First Amended and Restated Agreement of Limited Partnership, dated as of October 10, 2006 (“Partnership Agreement”), and other common law claims relating to certain transactions and an amendment to the Partnership Agreement that occurred in June 2008. Quicksilver seeks a temporary and permanent injunction, a declaratory judgment relating primarily to the interpretation of the Partnership Agreement and the voting rights in that agreement, indemnification, punitive or exemplary damages, avoidance of BreitBurn GP's assignment to us of all of its economic interest in us, attorneys’ fees and costs, pre- and post-judgment interest, and monetary damages. The parties to the lawsuit are engaged in discovery pursuant to an agreed scheduling order. On February 17, 2009, we filed a motion for partial summary judgment which is scheduled to be heard on March 26, 2009. A hearing on Quicksilver’s request for a temporary injunction is scheduled for April 6, 2009.

We are defending ourselves vigorously in connection with the allegations in the lawsuit. Because this lawsuit still is at an early stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings other than as mentioned above. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Common Units began trading on the NASDAQ Global Select Market under the symbol “BBEP” on October 4, 2006 in connection with our initial public offering. At December 31, 2008, based upon information received from our transfer agent and brokers and nominees, we had 9,374 common unitholders, including beneficial owners of Common Units held in street name. The following table sets forth the range of the daily intraday high and low sales prices per Common Unit and cash distributions to common unitholders for the periods indicated. The last reported sales price for our Common Units on the NASDAQ on February 27, 2009 was $6.25 per unit.

	Price Range		Cash Distribution	Date
Period	High	Low	Per Common Unit	Paid
First Quarter, 2007	$37.97	$22.81	$0.4125	5/15/2007
Second Quarter, 2007	37.14	31.40	0.4225	8/14/2007
Third Quarter, 2007	36.00	28.05	0.4425	11/14/2007
Fourth Quarter, 2007	34.48	26.53	0.4525	2/14/2008
First Quarter, 2008	29.70	17.13	0.5000	5/15/2008
Second Quarter, 2008	23.73	18.60	0.5200	8/14/2008
Third Quarter, 2008	21.87	12.51	0.5200	11/14/2008
Fourth Quarter, 2008	16.30	5.25	0.5200	2/13/2009

We intend to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base. See Item 7 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and Note 11 to the consolidated financial statements in this report.

Cash distributions are made within 45 days after the end of each quarter to unitholders of record on the applicable record date. Available cash, as defined in our partnership agreement is all cash on hand, including cash from borrowings, at the end of the quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs.

A number of factors have the potential to negatively impact us, and there is substantial risk that the Board may in future quarters determine to reduce or suspend our distributions. These factors include: a significant reduction in our existing bank credit agreement borrowing base; certain covenants contained in our existing bank credit agreement; unexpected defense and other costs associated with our ongoing litigation with Quicksilver Resources, Inc.; decreases in oil and natural gas prices; a decline in production due to decreased capital spending; and the issues identified under “Cautionary Statement Relevant to Forward – Looking Information” and in Part I—Item 1A “—Risk Factors” in this report.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders
Partnership LTIP	1,422,171	(1)	N/A	(2)	5,277,829	(3)

(1)	Represents the number of units issued under the Partnership 2006 Long-Term Incentive Plan (“LTIP”).

(2)	Unit awards under the Partnership LTIP and the BreitBurn Management LTIP vest without payment by recipients.

(3)
The Partnership LTIP provides that the board of directors or a committee of the board of our general partner may award restricted units, performance units, unit appreciation rights or other unit-based awards and unit awards.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fourth quarter of 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our Common Units by us or any affiliated purchasers during the fourth quarter of 2008.

Common Unit Performance Graph

The graph below compares our cumulative total unitholder return on their Common Units from the period October 4, 2006 to December 31, 2008, with the cumulative total returns over the same period of the Russell 2000 index and a customized peer group that includes: Atlas Energy Resources, LLC, Constellation Energy Partners LLC, Encore Energy Partners LP, EV Energy Partners, L.P., Legacy Reserves LP, Linn Energy, LLC, Pioneer Southwest Energy Partners L.P., Quest Energy Partners, L.P. and Vanguard Natural Resources, LLC. The graph assumes that the value of the investment in our Common Units, in the Russell 2000 index, and in the peer group index was $100 on October 4, 2006. Cumulative return is computed assuming reinvestment of dividends.

The information in this report appearing under the heading “Common Unit Performance Graph” is being furnished pursuant to Item 2.01(e) of Regulation S-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 2.01(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data.

Set forth below is summary historical consolidated financial data for us, BEC and BreitBurn Energy Company LLC, the predecessors of BreitBurn Energy Partners L.P., as of the dates and for the periods indicated.

The selected consolidated financial data presented as of and for the year ended December 31, 2008, the year ended December 31, 2007 and the period from October 10, 2006 to December 31, 2006 is from our audited financial statements. The selected historical consolidated financial data presented as of and for the period from January 1, 2004 to June 15, 2004, the period from June 16, 2004 to December 31, 2004, the year ended December 31, 2005, and the period from January 1, 2006 to October 9, 2006 is from the audited consolidated financial statements of BEC and its predecessors. In connection with the initial public offering, BEC contributed to our wholly owned subsidiaries certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, substantially all of its oil and gas assets, liabilities and operations located in the Wind River and Big Horn Basins in central Wyoming and certain other assets and liabilities. We conduct our operations through our wholly owned subsidiaries BreitBurn Operating L.P. (“BOLP”) and BOLP’s general partner BreitBurn Operating GP, LLC (“BOGP”). BEC’s historical results of operations include combined information for us and BEC, and thus may not be indicative of our future results. In 2007, we completed a total of seven acquisitions totaling approximately $1.7 billion, the largest of which was the Quicksilver Acquisition for approximately $1.46 billion. In 2008, we acquired Provident’s interest in BreitBurn Management, BreitBurn Corporation contributed its interest in BreitBurn Management to us, and BreitBurn Management contributed its interest in the General Partner to us, resulting in BreitBurn Management and the General Partner becoming our wholly owned subsidiaries.

You should read the following summary financial data in conjunction with Item 7 “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

The selected financial data table presents a non-GAAP financial measure, “Adjusted EBITDA,” which we use in our business. This measure is not calculated or presented in accordance with generally accepted accounting principles, or GAAP. We explain this measure below and reconcile it to the most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income plus interest expense and other financing costs, income tax provision, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, non-cash unit based compensation expense, loss or gain on sale of assets, cumulative effect of changes in accounting principles, amortization of intangible sales contracts and amortization of intangible asset related to employment retention allowance. This definition is different than the EBITDAX definition in our credit facility, as the Adjusted EBITDAX attributable to our BEPI limited partner interest is excluded and is instead substituted by the cash distribution received from BEPI.

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

We use Adjusted EBITDA to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure;

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities; and

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness.

Selected Financial Data

	Successor			Predecessors
	BreitBurn Energy Partners L.P.			BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	Year Ended December 31,	Year Ended December 31,	October 10 to December 31,	January 1 to October 9,	Year Ended December 31,	June 16 to December 31,	January 1 to June 15,
Thousands of dollars, except per unit amounts	2008	2007	2006	2006	2005	2004	2004
Statement of Operations Data:
Revenues and other income items (a)	$802,403	$74,991	$19,504	$113,543	$101,865	$29,033	$12,213
Operating income (loss)	429,354	(55,348)	1,901	48,898	40,442	10,024	(1,184)
Income (loss) before cumulative change in accounting principles	378,236	(60,357)	1,871	47,471	39,007	9,678	(6,396)
Cumulative effect of change in accounting principles	—	—	—	577	—	—	—
Net income (loss)	378,236	(60,357)	1,871	48,048	39,007	9,678	(6,396)
Basic net income (loss) per unit	$6.42	$(1.83)	$0.08	$0.27	$0.22	$0.07	$(0.49)
Diluted net income (loss) per unit	$6.28	$(1.83)	$0.08	$0.27	$0.22	$0.07	$(0.49)

Cash Flow Data:
Net cash (used in) provided by operating activities	$226,696	$60,102	$(1,256)	$47,580	$45,926	$111	$1,697
Net cash (used in) provided by investing activities	(141,039)	(1,020,110)	(1,248)	(35,268)	(93,439)	(60,490)	(8,531)
Net cash (used in) provided by financing activities	(89,040)	965,844	2,581	(13,693)	49,617	60,698	6,302

Balance Sheet Data (at period end):
Cash	$2,546	$5,929	$93	$1,359	$2,740	$636	$183
Other current assets	138,020	91,834	19,522	29,527	18,933	9,839	9,527
Net property, plant and equipment	1,840,341	1,864,487	185,870	340,654	310,741	212,324	104,018
Other assets	235,927	24,306	418	3,057	1,112	816	751
Total assets	$2,216,834	$1,986,556	$205,903	$374,597	$333,526	$223,615	$114,479
Current liabilities	79,990	90,684	12,117	44,376	40,980	25,025	79,381
Long-term debt	736,000	370,400	1,500	56,000	36,500	10,500	—
Other long term liabilities	47,413	100,120	15,078	21,180	16,021	4,076	2,534
Redeemable preferred shares	—	—	—	—	—	—	40,736
Minority interest	539	544	—	1,361	—	—	—
Partners' capital (deficit)	1,352,892	1,424,808	177,208	251,680	240,025	184,014	(8,172)
Total liabilities and partners' capital	$2,216,834	$1,986,556	$205,903	$374,597	$333,526	$223,615	$114,479

Cash dividends declared per unit outstanding:	$1.9925	$1.6765	—	$0.2022	$0.3218	$0.0599	—

(a) includes unrealized gain (loss) on derivative instruments

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) and net cash flow from operating activities, our most directly comparable GAAP financial performance and liquidity measures, for each of the periods indicated.

	Successor			Predecessors
	BreitBurn Energy Partners L.P.			BreitBurn Energy Company L.P.			BreitBurn Energy Company LLC
	Year Ended	Year Ended	October 10 to	January 1 to	Year Ended	June 16 to	January 1 to
	December 31,	December 31,	December 31,	October 9,	December 31,	December 31,	June 15,
Thousands of dollars	2008	2007	2006	2006	2005	2004	2004
Reconciliation of consolidated net income to Adjusted EBITDA:
Net income (loss)	$378,236	$(60,357)	$1,871	$48,048	$39,007	$9,678	$(6,396)
Unrealized loss (gain) on commodity derivative instruments	(388,048)	103,862	1,299	(5,983)	(155)	2,610	—
Depletion, depreciation and amortization expense (a)	179,933	29,422	2,506	10,903	11,862	4,305	1,388
Write-down of crude oil inventory	1,172	—	—	—	—	—	—
Interest expense and other financing costs	31,868	6,258	72	2,651	1,631	143	4,711
Unrealized (gain) loss on interest rate derivatives	17,314	—	—	—	—	—	—
Income tax expense (benefit)	1,939	(1,229)	(40)	90	—	—	—
Non-cash unit based compensation	7,481	5,133	—	—	—	—	—
Amortization of intangibles	3,131	2,174	—	—	—	—	—
Cumulative effect of change in accounting principles	—	—	—	(577)	—	—	—
Adjusted EBITDA	$233,026	$85,263	$5,708	$55,132	$52,345	$16,736	$(297)
Reconciliation of net cash from operating activities to Adjusted EBITDA:
Net cash from operating activities	$226,696	$60,102	$(1,256)	$47,580	$45,926	$111	$1,697
Add:
Increase (decrease) in net assets and liabilities relating to operating activities	(30,939)	30,371	11,465	8,439	10,355	18,583	(2,107)
Interest expense (including realized losses on interest rate swaps)	31,868	3,545	72	2,651	1,631	143	1,760
Equity in earnings from affiliates, net	(1,198)	28	(32)	(48)	1	(35)	(28)
Incentive compensation plans paid	6,952	3,776	—	4,400	1,970	—	—
Incentive compensation expense (b)	574	(12,999)	(4,490)	(7,979)	(7,213)	(1,874)	—
Other	(739)	531	(51)	(950)	(325)	(192)	(1,619)
Minority interest	(188)	(91)	—	1,039	—	—	—
Adjusted EBITDA	$233,026	$85,263	$5,708	$55,132	$52,345	$16,736	$(297)

(a) 2008 includes impairments and price related DDA adjustments of $86.4 million.
(b) Represents incentive compensation plan expense expected to be settled in cash.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed in “Risk Factors” contained in Part I—Item 1A of this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Relevant to Forward-Looking Information” in the front of this report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States. Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located in the Antrim Shale in Michigan, the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming, the Sunniland Trend in Florida, the New Albany Shale in Indiana and Kentucky, and the Permian Basin in West Texas.

Our goal is to provide stability and growth in cash distributions to our unitholders. In order to meet this objective, we plan to continue to follow our core investment strategy, which includes the following principles:

•	Acquire long-lived assets with low-risk exploitation and development opportunities;

•	Use our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to optimize reserve recovery;

•	Reduce cash flow volatility through commodity price derivatives; and

•	Maximize asset value and cash flow stability through our operating and technical expertise.

In 2006, we completed our initial public offering of 6,000,000 Common Units and completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering at $18.50 per unit, or $17.205 per unit after payment of the underwriting discount. In connection with our initial public offering, BEC contributed to us certain fields in the Los Angeles Basin in California, including its interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming. In 2007, we acquired properties and interests in Michigan, California, Florida, Indiana, Kentucky and Texas.

On May 24, 2007, we sold 4,062,500 Common Units in a private placement at $32.00 per unit, resulting in proceeds of approximately $130 million. The net proceeds of this private placement were used to acquire certain interests in oil leases and related assets from Calumet Florida L.L.C. (the “Calumet Acquisition”) and to reduce indebtedness under our credit facility.

On May 25, 2007, we sold 2,967,744 Common Units in a private placement at $31.00 per unit, resulting in proceeds of approximately $92 million. The net proceeds of this private placement were partially used to acquire a 99 percent limited partner interest in BEPI from TIFD and to terminate existing hedges related to future production from BEPI.

On November 1, 2007, we sold 16,666,667 Common Units in a third private placement at $27.00 per unit, resulting in proceeds of approximately $450 million. The net proceeds from this private placement were used to fund a portion of the cash consideration for the Quicksilver Acquisition. Also on November 1, 2007, we issued 21,347,972 Common Units to Quicksilver as partial consideration for the Quicksilver Acquisition.

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident at $23.26 per unit, for a purchase price of approximately $335 million. These units have been cancelled and are no longer outstanding. This purchase was accounted for as a repurchase of issued Common Units and a cancellation of those Common Units. It increased debt by $336.2 million and decreased equity by $336.2 million, including $1.2 million in capitalized transaction costs.

We also purchased Provident’s 95.55 percent limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of approximately $10 million. Also on June 17, 2008, we entered into a Contribution Agreement with the General Partner, BreitBurn Management and BreitBurn Corporation, which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45 percent limited liability company interest in BreitBurn Management to us in a non-cash exchange for 19,955 Common Units, the economic value of which was equivalent to the value of their combined 4.45 percent interest in BreitBurn Management, and BreitBurn Management contributed its 100 percent limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473 percent general partner interest in us was eliminated and for the first time, the limited partners of the Partnership holding Common Units were given the right to nominate and vote in the election of directors to the Board of Directors of the General Partner. As a result of these transactions, the General Partner and BreitBurn Management became our wholly owned subsidiaries.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement (“Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent. Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement dated November 1, 2007 from $750 million to $900 million. We used borrowings under Amendment No. 1 to the Credit Agreement to finance the Common Unit Purchase and the BreitBurn Management Purchase. As of December 31, 2008, our total debt outstanding was $736.0 million and as of February 27, 2009, was $714.0 million.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, the October 10, 2006 Omnibus Agreement among us, the General Partner, Provident, Pro GP and BEC was terminated in all respects.

As of December 31, 2008, the public unitholders, the institutional investors in our private placements and Quicksilver owned 98.69 percent of the Common Units. BreitBurn Corporation owned 690,751 Common Units, representing a 1.31 percent limited partner interest. We own 100 percent of BreitBurn GP, BreitBurn Management and BOLP.

BreitBurn Management

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of BreitBurn Management. Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities using a percentage split for all indirect charges of 68 percent to us and 32 percent to BEC based on a detailed review of how individual employees would likely split their time between us and BEC. On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses. In addition to the monthly fee, BreitBurn Management agreed to continue to charge BEC for direct expenses including long-term incentive plan costs, direct payroll and administrative costs. Beginning on June 17, 2008, all of the costs not charged to BEC are consolidated with our results.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark, Greenhill and a third-party institutional investor, completed the acquisition of BEC, our Predecessor. This transaction included the acquisition of a 96.02 percent indirect interest in BEC previously owned by Provident and the remaining indirect interests in BEC previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of our senior management. BEC was an indirectly owned subsidiary of Provident. The indirect interests in BEC previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of our senior management were exchanged in a non-cash transaction for interests in a newly formed limited liability company that now controls BEC.

In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark, Greenhill and a third party institutional investor, BreitBurn Management entered into a five year Administrative Services Agreement to manage BEC's properties. The monthly fee charged to BEC remained $775,000 for indirect expenses through December 31, 2008. We expect this fee to be renegotiated annually during the term of the agreement, and expect a monthly fee of less than $775,000 in 2009. In addition, we have entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

How We Evaluate our Business

We use a variety of financial and operational measures to assess our performance. Among these measures are the following: volumes of oil and natural gas produced; reserve replacement; realized prices; operating and general and administrative expenses; and Adjusted EBITDA, as defined in Part II—Item 6 “—Selected Financial Data” of this report.

For the years ended December 31, 2008 and 2007, our production was 6.8 MMBoe and 3.0 MMBoe, respectively. The increase of 3.8 MMBoe resulted primarily from our 2007 acquisitions in Michigan, Florida, Indiana and Kentucky, which accounted for 97 percent of the increase.

As of December 31, 2008, our total estimated proved reserves were 103.6 MMBoe, of which approximately 75 percent were natural gas and 25 percent were crude oil. As of December 31, 2007, our total estimated proved reserves were 142.2 MMBoe, of which approximately 59 percent were natural gas and 41 percent were crude oil. The decrease in reserves was primarily due to lower commodity prices at the end of 2008 ($45 per Bbl for oil and $5.62 per Mcf for natural gas) compared to prices at the end of 2007 ($96 per Bbl for oil and $7.48 per Mcf for natural gas). During 2008, we added proved reserves totalling 8.2 MMBoe from additions. This equates to 121 percent of our production for 2008. The reserve additions were offset by negative economic and technical revisions of 40.5 MMBoe.

From our total estimated proved reserves, 92 percent were classified as proved developed reserves. Of these total estimated proved reserves, 78 percent were located in Michigan, 12 percent in California and 6 percent in Wyoming, with the remaining 4 percent in Florida, Texas, Indiana and Kentucky. On a net production basis, we operate approximately 82 percent of our production. We conduct our operations through, and our operating assets are owned by, our subsidiaries. We own directly or indirectly all of the ownership interests in our operating subsidiaries.

Our realized average oil price for 2008 increased $21.15 per Bbl to $82.75 per Bbl as compared to $61.60 per Bbl in 2007. Including the effects of derivative instruments, our realized average oil price increased $12.58 per Bbl to $71.51 per Bbl as compared to $58.93 per Bbl in 2007, reflecting our realized losses from derivative instruments in 2008 and 2007. Our realized natural gas price for 2008 increased $1.81 per Mcf to $9.17 per Mcf as compared to $7.36 per Mcf in 2007. Including the effects of derivative instruments, our realized natural gas price increased $0.88 per Mcf to $8.24 per Mcf as compared to $7.36 per Mcf in 2007, reflecting our realized losses from derivative instruments in 2008. See “Outlook” below for discussion of the impact of price fluctuations and derivative activities on revenue and net income.

In evaluating our production operations, we frequently monitor and assess our operating and general and administrative expenses per Boe produced. Lease operating expenses including processing fees were $15.95 per Boe in 2008 and $15.69 per Boe in 2007. General and administrative expenses were $6.38 per Boe in 2008 and $10.13 per Boe in 2007. These measures allow us to better evaluate our operating efficiency and are used in reviewing the economic feasibility of a potential acquisition or development project.

Operating expenses are the costs incurred in the operation of producing properties. Expenses for utilities, direct labor, water injection and disposal, production taxes and materials and supplies comprise the most significant portion of our operating expenses. A majority of our operating cost components are variable and increase or decrease along with our levels of production. For example, we incur power costs in connection with various production related activities such as pumping to recover oil and gas, separation and treatment of water produced in connection with our oil and gas production, and re-injection of water produced into the oil producing formation to maintain reservoir pressure. Although these costs typically vary with production volumes, they are driven not only by volumes of oil and gas produced but also volumes of water produced. Consequently, fields that have a high percentage of water production relative to oil and gas production, also known as a high water cut, will experience higher levels of power costs for each Boe produced. Certain items, however, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities result in increased expenses in periods during which they are performed. Our operating expenses are highly correlated to commodity prices and we experience upward or downward pressure on material and service costs depending on how commodity prices change. This includes specific expenditures such as lease fuel, electricity, drilling services and severance and property taxes.

Production taxes vary by state. All states in which we operate impose ad valorem taxes on our oil and gas properties. Various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Currently, Wyoming, Texas, Michigan, Indiana, Kentucky and Florida impose severance taxes on oil and gas producers at rates ranging from 1 percent to 8 percent of the value of the gross product extracted. California does not currently impose a severance tax; rather it imposes an ad valorem tax based in large part on the value of the mineral interests in place.

See the “General and administrative expenses” within “Results of Operations” below for a discussion of operating and general and administrative expenses incurred by BreitBurn Management on our behalf and on behalf of BEC.

Outlook

Our revenues and net income are sensitive to oil and natural gas prices. Our operating expenses are highly correlated to oil and natural gas prices, and as commodity prices rise and fall, our operating expenses will directionally rise and fall. Oil prices have increased significantly since the beginning of 2004 but have recently decreased sharply beginning in the third quarter of 2008. Significant factors that will impact near-term commodity prices include global demand for oil and natural gas, political developments in oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators.

In 2008, the NYMEX WTI spot price averaged approximately $100 per barrel, compared with about $72 a year earlier. In 2008, prices ranged from a monthly average low of $41 per barrel for December to a monthly average high of $134 per barrel for June. In the first two months of 2009, the WTI spot price averaged approximately $40 per barrel. Crude-oil prices remain very volatile—they decreased significantly since they peaked at approximately $145 per barrel in the middle of July 2008. Since January, crude oil prices have been more stable than they were in 2008, but they remain significantly lower than the 2008 average.

Prices for natural gas have historically fluctuated widely and in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest. Since January 2005, NYMEX monthly average futures prices for natural gas at Henry Hub ranged from a low of $5.22 per MMBtu for September 2006 to a high of $13.45 per MMBtu for October 2005. During 2008, the average NYMEX wholesale natural gas price ranged from a low of $5.79 per MMBtu for December to a high of $12.78 per MMBtu for June. In the first two months of 2009, the NYMEX wholesale natural gas price ranged from a low of $4.01 per MMBtu to a high of $6.07 per MMBtu. Natural gas prices remain volatile and have generally been decreasing since they peaked at approximately $13.58 per MMBtu in the beginning of July 2008.

The increase in commodity prices in recent years has resulted in increased drilling activity and demand for drilling and operating services and equipment in North America. Since they peaked in July 2008, commodity prices have decreased much more sharply than drilling, labor, equipment and raw material costs. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our margins would be adversely affected.

2008 Operational Review

During 2008, we ramped up activity from the acquisitions that we made in 2007. Our daily production for 2008 averaged 18,605 Boe/d, which was a 125 percent increase from our full year average daily production for 2007. Higher production volumes reflect a full year of results from our properties acquired in 2007. Production was adversely impacted by delays in obtaining permits and pipeline easements in Michigan and additional downtime in Florida due to storms and equipment failures. In spite of this, there were a number of company operational records that were set during 2008:

•	Drilling activity was increased and we reached a peak of eight drilling rigs running in August 2008.

•	131 gross development wells were drilled during the year, compared to 24 wells drilled in 2007. Of the 131 wells drilled, 116 were in Michigan.

•	Capital expenditures increased from $27.6 million in 2007 to $129.5 million in 2008. The increase in spending was mostly driven by the increase in activity in Michigan.

In 2008, we drilled 116 wells in Michigan, of which 23 wells were shut-in waiting on connection at December 31, 2008. We estimate that the net volume shut in at the end of the year was 160 Boe/d (960 Mcf/d). We are working with the State of Michigan to try to improve this process and to make it more efficient. Since the end of 2008, we have turned on 12 shut-in wells. We also had 106 approved drilling permits and 13 change of well status approvals for the Antrim re-entry program as of December 31, 2008. In addition to drilling, capital was spent to complete ten line twining projects and over 55 compression units were employed. These projects targeted casing pressure reduction in the pressure sensitive Antrim Shale. Line twining converts a single line gathering system, where natural gas and water are transported from the well to the central processing facility in one line, to a dual line system where the water and gas each have their own line to the central processing facility. As a result the casing pressure at the well can be lowered thus increasing production. Our capital spending in Michigan for the year ended December 31, 2008 was $81 million.

In Michigan, we are continuing the effort and regulatory approval process for vacuum operations. Given current Michigan Public Service Commission rules, the industry is not allowed to pull wellheads into a vacuum. We are currently working with other operators toward amending the regulation so as to allow vacuum operations. This process may or may not be successful and will likely take several months or more, but if approved and implemented by us, would generate a meaningful increase in production.

2009 Operating Focus

During 2008, our principal operating focus was the development and integration of recently acquired assets. In light of the current market environment for oil and natural gas prices and the state of the financing and capital markets, we expect 2009 to be a year of increased internal focus and decreased acquisition activity. However, as the commodity and financial markets eventually stabilize, we intend to increase our focus on acquisition opportunities consistent with our core long-term strategy.

Our goals in 2009 are to fund our operations, capital expenditures, interest payments and distributions to unitholders from our internally generated cash flow and to preserve financial flexibility and liquidity to maintain our assets and operations in anticipation of future improvement in the overall economic environment, commodity prices and the financial markets.

In response to the rapid and substantial decline in oil and natural gas prices, the outlook for the broader economy and the ongoing turmoil in the financing markets, and consistent with our goals for 2009, we have elected to significantly reduce our capital expenditures and drilling activity in 2009. Our capital program is expected to be approximately $20 million in 2009, compared to approximately $129 million in 2008.

Because of the reduced capital program in 2009 and the natural decline in our production rates, we expect to produce less oil and natural gas in 2009 than we did in 2008. If oil and natural gas prices improve, or if operating and development costs decline, and we elect to increase the scope of our capital program based on these or other factors, we would expect an increase in our anticipated 2009 production rate and aggregate volumes.

In light of the market environment and our reduced capital program, we are focused on substantially reducing operating and general and administrative costs in 2009. Our focus on reducing costs has included, but is not limited to, a realignment of certain divisional operating roles to consolidate responsibilities, negotiated reductions in fees and expenses from third party service providers, as well as planned personnel reductions in both operations and administrative functions.

Liquidity

As of February 27, 2009, we had approximately $714 million in borrowings outstanding under our credit facility. Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders in their sole discretion based on their evaluation of our proved reserves and their internal criteria. Our current borrowing base is $900 million. Our next semi-annual redetermination is scheduled for April 2009.  As a result of the steep decline in oil and natural gas prices, we expect that the lenders under our credit facility will redetermine our borrowing base and decrease the available borrowing amount.

A significant reduction in our borrowing base, together with the covenants and other restrictions in our credit facility may restrict our ability to finance future operations or capital needs or to pursue or expand our business activities or to pay distributions. To the extent the upcoming borrowing base redetermination process, or other provisions in the credit facility, might restrict our ability to pursue our goals for 2009, we will consider executing on additional capital raising alternatives, asset sales, hedge monetization transactions and other transactions or mechanisms, including potentially revising the terms of the credit facility, to repay debt or otherwise provide relief from the relevant restrictive provisions. While not expected, because of the rapid decline in commodity prices, the deterioration of the credit and capital markets and uncertainties raised by litigation, we may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain additional or continued funding under our current credit facility. As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide any new funding.  In the event we attempt to raise additional capital to reduce debt, or otherwise seek relief from restrictive provisions of our credit facility, and are unsuccessful on acceptable terms, we may be prohibited from or limited in paying distributions to our unitholders in order to remain in compliance with the financial covenants and other provisions of our credit facility.  However, even if we are restricted from paying distributions under the credit facility, we expect to be able to fund our operations, capital expenditures and interest payments from cash flow from operations and to reduce debt in 2009.

Successfully pursuing acquisitions remains a part of our long-term strategy.  However, a continuation of the economic crisis could result in continued reduced demand for oil and natural gas and keep downward pressure on prices for oil and natural gas. As discussed, these price declines have negatively impacted our revenues and cash flows.  This, together with the contraction in the debt and equity markets, will likely limit our ability to pursue and complete significant acquisitions during 2009.

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable. Our derivatives are exposed to credit risk from counterparties. As of February 27, 2009, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse International, Credit Suisse Energy LLC, Union Bank of California, N.A., Wells Fargo Bank N.A., JP Morgan Chase Bank N.A., Royal Bank of Scotland plc, The Bank of Nova Scotia and Toronto-Dominion Bank. We terminated all derivative financial instruments with Lehman Brothers on September 19, 2008. Our counterparties are all lenders who participate in our Amended and Restated Credit Agreement. During 2008, there has been extreme volatility and disruption in the capital and credit markets which has reached unprecedented levels and may adversely affect the financial condition of our derivative counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty's financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We periodically obtain credit default swap information on our counterparties. As of December 31, 2008, each of these financial institutions carried an S&P credit rating of A or above. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default. As of December 31, 2008, our largest derivative net asset balances were with JP Morgan Chase Bank N.A., Credit Suisse Energy LLC and Wells Fargo Bank N.A. These counterparties accounted for 55 percent, 18 percent and 16 percent of derivative net asset balances, respectively, as of December 31, 2008.

Accounts receivable are primarily from purchasers of oil and natural gas products. We have a portfolio of crude oil and natural gas sales contracts with large, established refiners and utilities. During the year ended December 31, 2008, our largest purchasers were ConocoPhillips, Marathon Oil Company and Plains Marketing. For the year ended December 31, 2008, these purchasers accounted for 25 percent, 13 percent and 9 percent of total net sales revenue, respectively.

Results of Operations

The table below summarizes certain of the results of operations and period-to-period comparisons attributable to our operations for the periods indicated. These results are presented for illustrative purposes only and are not indicative of our future results. The 2008 and 2007 data reflect our results as they are presented in our consolidated financial statements. The 2006 data reflects only those properties that were contributed to us by the predecessor in our initial public offering. The 2006 data does not correspond to the financial statements included elsewhere in this report for the predecessor and represents only a subset of those financial statements. The 2006 information has been carved-out from the historical financial statements and has not been audited.

	Year Ended December 31,			Increase / decrease %
Thousands of dollars, except as indicated	2008	2007	2006	2008-2007	2007-2006
Total production (MBoe)	6,809	3,019	1,640	126%	84%
Oil and NGL (MBoe)	3,078	2,330	1,595	32%	46%
Natural gas (MMcf)	22,384	4,134	273	441%	1414%
Average daily production (Boe/d)	18,605	8,271	4,494	125%	84%
Sales volumes (MBoe)	6,857	3,146	1,640	118%	92%
Average realized sales price (per Boe) (a) (c)	$59.49	$55.69	$55.24	7%	1%
Oil and NGL (per Boe) (a) (c)	71.51	58.93	55.98	21%	5%
Natural gas (per Mcf) (a)	8.24	7.36	4.90	12%	50%

Oil, natural gas and NGL sales (b)	$467,381	$184,372	$89,815	153%	105%
Realized gains (losses) on derivative instruments	(55,946)	(6,556)	1,077	753%	-709%
Unrealized gains (losses) on derivative instruments	388,048	(103,862)	3,303	-474%	-3244%
Other revenues, net	2,920	1,037	1,104	182%	-6%
Total revenues	$802,403	$74,991	$95,299	970%	-21%

Lease operating expenses	$103,691	$47,459	$23,531	118%	102%
Production and property taxes	31,311	11,776	5,436	166%	117%
Processing fees	7,000	1,308	—	435%	n/a
Total lease operating expenses	$142,002	$60,543	$28,967	135%	109%
Transportation expenses	4,206	3,001	—	40%	n/a
Purchases	343	305	294	12%	4%
Change in inventory	3,130	6,480	—	-52%	n/a
Total operating costs	$149,681	$70,329	$29,261	113%	140%
Lease operating expenses pre taxes per Boe (d)	$15.95	$15.69	$14.35	2%	9%
Production and property taxes per Boe	4.60	3.90	3.31	18%	18%
Total lease operating expenses per Boe	20.55	19.60	17.66	5%	11%

Depletion,depreciation and amortization (DD&A)	$179,933	$29,422	$8,515	512%	246%
DD&A per Boe	26.42	9.75	5.19	171%	88%

(a) Includes realized gains (losses) on commodity derivative instruments.
(b) 2008 and 2007 include $1,055 and $789, respectively, of amortization of an intangible asset related to crude oil sales contracts.
(c) Excludes amortization of intangible asset related to crude oil sales contracts.
(d) Includes lease operating expenses and processing fees. Excludes amortization of intangible asset related to the Quicksilver Acquisition.

Comparison of Results of our Properties for the Years Ended December 31, 2008, 2007 and 2006

The variances in the results of our properties were due to the following components:

Production

For the year ended December 31, 2008 as compared to the year ended December 31, 2007, production volumes increased by 3.8 MMBoe, or 126 percent, primarily due to production from the properties acquired as part of our 2007 acquisitions being included for the full fiscal year. Michigan, Indiana and Kentucky production from our properties acquired on November 1, 2007 was 4,155 MBoe (24.9 Bcfe) for the year ended December 31, 2008, compared to 719 MBoe (4.3 Bcfe) for the year ended December 31, 2007. Florida production from our properties acquired on May 24, 2007 was 601 MBoe for the year ended December 31, 2008, compared to 342 MBoe for the year ended December 31, 2007. California production from our properties acquired on May 25, 2007 was 320 MBoe for the year ended December 31, 2008, compared to 195 MBoe for the year ended December 31, 2007. In 2008, natural gas, crude oil and natural gas liquids accounted for 55 percent, 43 percent and two percent of our production, respectively.

For the year ended December 31, 2007 as compared to the year ended December 31, 2006, production volumes increased by 1.4 MMBoe, or 84 percent. Acquisitions accounted for approximately 99 percent of the increase. Our acquisition on November 1, 2007 in Michigan, Indiana and Kentucky added 719 MBoe (4.3 Bcfe) of production, which accounted for 52 percent of the increase in 2007. Florida production was 342 MBoe which accounted for 25 percent of the increase in 2007. The acquisitions in California on May 25, 2007 contributed an additional 15 percent to the increase in 2007. Wyoming production increased 9 percent from 2006 due primarily to workovers and the drilling program. These increases were partially offset by a 5 percent decrease in California production, excluding 2007 acquisitions, due to natural field declines.

Revenues

Total revenues increased $727.4 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The 2008 results included $388.0 million in unrealized gains from commodity derivative instruments as compared to $103.9 million in unrealized losses for the year ended December 31, 2007, primarily due to changes in both crude oil and natural gas prices. The unrealized losses in 2007 reflected higher crude oil and natural gas futures prices. Realized losses from commodity derivative instruments for the year ended December 31, 2008 were $49.4 million higher than for the year ended December 31, 2007. In addition, higher sales volumes, primarily from the properties acquired from Quicksilver in November 2007 increased oil, natural gas and natural gas liquid sales revenues by approximately $231 million and higher commodity prices increased oil, natural gas and natural gas liquid sales revenues by approximately $52 million.

Total revenues decreased by $20.3 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Revenues in 2007 included $103.9 million in unrealized losses from derivative instruments as compared to a gain of $3.3 million in 2006. The unrealized losses in 2007 reflected higher crude oil and natural gas futures prices. Realized losses from derivative instruments during 2007 were $6.6 million versus a gain of $1.1 million during 2006 reflecting higher average prices in 2007. Offsetting the losses from derivative instruments were higher sales volumes. In 2007, sales volumes were 3.1 MMBoe, or 92 percent, higher than in 2006. This increase was primarily from acquisitions that added 1.5 MMBoe of sales in 2007. Our sales volumes included 719 MBoe from our newly acquired Michigan, Indiana and Kentucky operations, 471 MBoe from our Florida operations, 202 MBoe from the BEPI Acquisition and 93 MBoe from our Texas operations.

Lease operating expenses

Pre-tax lease operating expenses, including processing fees, for the year ended December 31, 2008 totaled $110.7 million including $2.1 million in amortization expense of an intangible asset that was capitalized as part of the Quicksilver Acquisition. On a per Boe basis, excluding amortization of the intangible asset, pre-tax lease operating expenses were $15.95 per Boe, which is 2 percent higher per Boe than the year ended December 31, 2007, primarily attributable to higher commodity prices that put upward pressure on service and materials costs. These increased costs were partially offset by our lower cost structure in Michigan, Indiana and Kentucky, where the production is mainly natural gas, as compared to our other assets in California and Florida, where production is mainly crude oil. Processing fees relate to natural gas production in Michigan.

Production and property taxes for the year ended December 2008 totaled $31.3 million, or $4.60 per Boe, which is 18 percent higher per Boe than the year ended December 31, 2007. The per Boe increases in production and property taxes compared to last year result primarily from the impact that higher commodity prices had on production and severance taxes as well as the impact of ad valorem property tax reassessments and adjustments.

Pre-tax lease operating expenses, including processing fees, for the year ended December 31, 2007 totaled $48.8 million including $1.4 million in amortization expense of an intangible asset related to the Quicksilver Acquisition. On a per Boe basis, excluding amortization of the intangible asset, pre-tax lease operating expenses were, or $15.69 per Boe, which is 9 percent higher per Boe than the year ended December 31, 2006. This increase was primarily due to higher per Boe costs for our Florida and California operations and continuing increases in drilling service and labor costs, as well as costs of equipment and raw materials.

Production and property taxes for the year ended December 2007 totaled $11.8 million, or $3.90 per Boe, which is 18 percent higher per Boe than the year ended December 31, 2006. The increases in production and property taxes compared to last year result primarily from higher commodity prices.

Transportation expenses

In Florida, our crude oil is transported from the field by trucks and pipelines and then transported by barge to the sales point. Transportation costs incurred in connection with such operations are reflected as an operating cost on the consolidated statements of operations. Transportation expenses for the year ended December 31, 2008 and the year ended December 31, 2007 were $ 4.2 million and $3.0 million, respectively. The increase in transportation expenses is primarily due to a full year of Florida sales in 2008.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter. Sales occur on average every six to eight weeks. We match production expenses with crude oil sales. Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account. Production expenses are charged to operating costs through the change in inventory account when they are sold. In 2008, the change in inventory account amounted to $3.1 million, and included a $1.2 million inventory write-down due to the decrease in crude oil prices at year end. See Note 8 of the consolidated financial statements in this report for a discussion of the inventory write-down.

In 2007, the change in inventory account was $6.5 million including $10.5 million in inventory purchased through the Calumet Acquisition, which was sold and charged to operating costs on the consolidated statement of operations.

Depletion, depreciation and amortization

Because of the low commodity price environment that existed at year end 2008, we performed an impairment analysis of our oil and natural gas properties at December 31, 2008 (see Note 5 to the consolidated financial statements in this report). Depletion, depreciation and amortization (“DD&A”) totaled $179.9 million in 2008. The 2008 amount includes price related reserve reductions resulting in DD&A adjustments of $34.5 million and field impairments totaling $51.9 million. Excluding the impact of price related reserve reductions, 2008 DD&A was $13.74 per Boe.

DD&A expense in 2007 totaled $29.4 million, or $9.75 per Boe, which was an increase of approximately 88 percent per Boe from 2006. The increases in DD&A rates were primarily due to the acquisitions made in 2007.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $43.4 million and $30.2 million in 2008 and 2007, respectively. This included $6.5 million and $12.8 million, respectively, in unit-based compensation expense related to management incentive plans. The decrease in unit-based compensation expense related to management incentive plans is primarily due to a decrease in the price of our Common Units. For 2008, G&A expenses, excluding unit-based compensation were $36.9 million, which was $19.5 million higher than 2007. The increase was primarily due to higher staffing levels related to our 2007 acquisitions and higher legal and accounting expenses primarily related to SEC filings including two registration statements on Form S-3 and other compliance related filings.

BreitBurn Management reviewed the methodology utilized to allocate indirect costs between us and BEC in 2008 and calculated a percentage split for all indirect charges of 68 percent to the Partnership and 32 percent to BEC. In doing so, BreitBurn Management based the allocation on a detailed review of how individual employees would likely split their time between us and BEC. Time allocation data then was combined with projected compensation and payroll burden assumptions for each employee. On June 17, 2008, BreitBurn Management became our wholly owned subsidiary and BEC agreed to pay a monthly fee of $775,000 for indirect expenses. We expect this fee to be renegotiated annually during the term of the agreement, and expect a monthly fee of less than $775,000 in 2009.

For 2007, BreitBurn Management allocated its expenses between us and BEC on the basis of which entity received the services to which specific expenses related or, in instances where expenses related to services provided for the benefit of both entities, by allocating 51 percent of such expenses to the Partnership and 49 percent of such expenses to BEC. This allocation split for 2007 was derived from a weighted average of three components that were forecasted for the Partnership and BEC: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures.

Interest and other financing costs

Our interest and financing costs totaled $29.1 million and $6.3 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 is primarily attributable to higher interest expense related to our long-term debt balance, which increased to $736.0 million from $370.4 million at December 31, 2008 and 2007, respectively. We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. See Item 7A “—Quantitative and Qualitative Disclosures About Market Risk” within this report for a discussion of our interest rate swaps. We had realized losses of $2.7 million year ended December 31, 2008 relating to our interest rate swaps. We had unrealized losses of $17.3 million for the year ended December 31, 2008 relating to our interest rate swaps.

Results of Operations – our Predecessor’s results from January 1, 2006 through the date of the Initial Public Offering (October 10, 2006) and our results for the Period from October 10, 2006 through December 31, 2006.

The discussion of the results of operations presented below primarily covers the historical results of BEC. Because the historical results of BEC include combined information for both the properties contributed to us in our initial public offering and the properties retained by BEC, we do not consider these historical results of BEC for operations and period-to-period comparisons of its results as indicative of our future results. Nevertheless, they are presented here to provide a possible context for our current operations.

BEC’s results Pre-Initial Public Offering (“IPO”) and our results Post-IPO to December 31, 2006

For the 282 day period of 2006 preceding our IPO, net revenue for BEC was $113.5 million, including unrealized gains on derivative instruments of $6.0 million and realized losses on derivative instruments of $3.7 million. Our revenues for the 83 day period from October 10, 2006 through December 31, 2006, totaled $19.5 million, including realized gains on derivative instruments of $2.2 million and unrealized losses on derivative instruments of $1.3 million.

For the 282 day period of 2006 preceding our IPO, operating costs for BEC were $34.9 million. Our operating costs for the 83 day period from October 10, 2006 through December 31, 2006, were $7.2 million, or $18.86 per Boe.

For the 282 day period of 2006 preceding our IPO, DD&A expenses for BEC were $10.9 million. Our DD&A expenses for the 83 day period from October 10, 2006 through December 31, 2006, totaled $2.5 million, or $6.60 per Boe.

For the 282 day period of 2006 preceding our IPO, G&A expenses for BEC were $18.0 million. Our G&A expenses for the 83 day period from October 10, 2006 through December 31, 2006, totaled $7.9 million, which was $5.2 million more than management expectations due principally to management incentive plan expenses of $4.5 million, which resulted from the 30 percent increase in the price of our Common Units during the period. In addition, accounting, audit, legal and other professional fees exceeded expectations by approximately $0.5 million, primarily attributable to our transition to a public entity.

For the 282 day period of 2006 preceding our IPO, interest and other financing costs for BEC were $2.7 million. Our interest and other financing costs for the 83 day period from October 10, 2006 through December 31, 2006, were $0.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility. Our primary uses of cash are for our operating expenses, capital expenditures and cash distributions to unitholders.

Operating activities. Our cash flow from operating activities for 2008 was $226.7 million compared to $60.1 million in 2007. The current year results reflect a full of year of operations from the four major acquisitions made in 2007, as well as higher overall commodity prices as compared to 2007.

Investing activities. Net cash used in investing activities during 2008 was $141.0 million compared to $1,020 million in 2007. In 2008, $131.0 million was spent on capital expenditures, primarily on drilling and completion, including approximately $83 million in Michigan, Indiana and Kentucky. Approximately $20 million, $11 million, $11 million and $3 million were spent in California, Wyoming, Florida and Texas, respectively, and an additional $3 million on non-oil and gas expenditures. The remaining $10.0 million of cash used in investing activities was spent on the BreitBurn Management Purchase. Cash used in investing activities during 2007 included $996.6 million for property acquisition including $759.7 million for the Quicksilver Acquisition, $109.5 for the Calumet Acquisition, $92.5 million for the BEPI Acquisition and $29.0 million for the Lazy JL Field acquisition. Capital expenditures in 2007 were $23.5 million.

Financing activities. Net cash used in financing activities for 2008 was $89.0 million. In 2008, our cash distributions totaled $121.3 million. We had outstanding borrowings under our credit facility of $736.0 million at December 31, 2008. During 2008, we borrowed $803.0 million and repaid $437.4 million under the credit facility. In 2008, we used $336.2 million on the Common Unit Purchase from Provident, including $1.2 million of capitalized transaction costs. Net cash provided by financing activities for 2007 was $965.8 million. During 2007, we raised approximately a net of $663.3 million by selling approximately 23.7 million Common Units in three private placements, which funded the Quicksilver, Calumet and BEPI Acquisition and were used to repay some of our outstanding borrowings under our credit facility. In 2007, our cash distributions totaled approximately $60.5 million. We had outstanding borrowings under our credit facility of $370.4 million at December 31, 2007 and $1.5 million at December 31, 2006. During 2007, we borrowed $574.7 million and repaid $205.8 million under the credit facility. In 2007, we also incurred approximately $6.4 million in debt issuance costs when we entered into a new credit facility.

Liquidity. Our goal in 2009 is to fund our operations, capital expenditures, interest payments and distributions to unitholders from our internally generated cash flow and to preserve financial flexibility and liquidity to maintain our assets and operations in anticipation of future improvement in the overall economic environment, commodity prices and the financial markets.

In response to the rapid and substantial decline in oil and natural gas prices, the outlook for the broader economy and the ongoing turmoil in the financing markets, we have elected to significantly reduce our capital expenditures and drilling activity in 2009. Our capital program is expected to be approximately $20 million in 2009, compared to approximately $129 million in 2008.

On January 22, 2009, we terminated a portion of our 2011 and 2012 crude oil swaps and replaced them with new contracts with the same counterparty for the same volumes at market prices. We realized $32.3 million from this termination. On January 26, 2009, we terminated a portion of our 2011 and 2012 natural gas swaps and replaced them with new contracts with the same counterparty for the same volumes at market prices. We realized $13.3 million from this termination. Proceeds from these contracts were used to pay down debt.

As of February 27, 2009, we had approximately $714 million in borrowings outstanding under our credit facility. Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders in their sole discretion based on their evaluation of our proved reserves and their internal criteria. Our current borrowing base is $900 million. Our next semi-annual redetermination is scheduled for April 2009.  As a result of the steep decline in oil and natural gas prices, we expect that the lenders under our credit facility will redetermine our borrowing base and decrease the available borrowing amount.

A significant reduction in our borrowing base, together with the covenants and other restrictions in our credit facility may restrict our ability to finance future operations or capital needs or to pursue or expand our business activities or to pay distributions. To the extent the upcoming borrowing base redetermination process, or other provisions in the credit facility, might restrict our ability to pursue our goals for 2009, we will consider executing on additional capital raising alternatives, asset sales, hedge monetization transactions and other transactions or mechanisms, including potentially revising the terms of the credit facility, to repay debt or otherwise provide relief from the relevant restrictive provisions. While not expected, because of the rapid decline in commodity prices, the deterioration of the credit and capital markets and uncertainties raised by litigation, we may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain additional or continued funding under our current credit facility. As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide any new funding.  In the event we attempt to raise additional capital to reduce debt, or otherwise seek relief from restrictive provisions of our credit facility, and are unsuccessful on acceptable terms, we may be prohibited from or limited in paying distributions to our unitholders in order to remain in compliance with the financial covenants and other provisions of our credit facility.  However, even if we are restricted from paying distributions under the credit facility, we expect to be able to fund our operations, capital expenditures and interest payments from cash flow from operations and to reduce debt in 2009. For a further description of our ability to borrow under our credit facility, please read “—Credit Facility” below.

Successfully pursuing acquisitions remains a part of our long-term strategy.  However, a continuation of the economic crisis could result in continued reduced demand for oil and natural gas and keep downward pressure on prices for oil and natural gas. As discussed, these price declines have negatively impacted our revenues and cash flows.  This, together with the contraction in the debt and equity markets, will likely limit our ability to pursue and complete significant acquisitions during 2009.

Credit Facility

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, entered into the four year, $1.5 billion Amended and Restated Credit Agreement. The initial borrowing base under the Amended and Restated Credit Agreement was $700 million and was increased to $750 million on April 10, 2008. Under the Amended and Restated Credit Agreement, borrowings may be used (i) to pay a portion of the purchase price for the Quicksilver Acquisition and related expenses, (ii) for standby letters of credit, (iii) for working capital purposes, (iv) for general company purposes and (v) for certain acquisitions and payments permitted by the credit facility. Borrowings under the Amended and Restated Credit Agreement are secured by a first-priority lien on and security interest in substantially all of our and certain of our subsidiaries’ assets. BOLP borrowed approximately $308.7 million under the Amended and Restated Credit Agreement to fund a portion of the cash consideration for the Quicksilver Acquisition and to pay related transaction expenses.

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

Outstanding debt under our credit facility was approximately $736.0 million as of December 31, 2008 and approximately $370.4 million. As of February 27, 2009, we had $714.0 million drawn under our $900 million revolving credit facility. Our credit facility will mature on November 1, 2011.

As of February 27, 2009, the lending group under the Amended and Restated Credit Agreement included 19 banks. Of the $900 million in total commitments under the credit facility, Wells Fargo Bank, National Association held approximately 12.5 percent of the commitments. Ten banks held between 5 percent and 7.5 percent of the commitments, including Union Bank of California, N.A., BMO Capital Markets Financing, Inc., The Bank of Nova Scotia, US Bank National Association, Credit Suisse (Cayman Islands), Bank of Scotland plc, Barclays Bank PLC, BNP Paribas, Fortis Capital Corporation and The Royal Bank of Scotland, plc, with each remaining lender holding less than 5 percent of the commitments. In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions. Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements. The lenders in our bank group reaffirmed the $900 million borrowing base on October 8, 2008. The next borrowing base redetermination by the lenders will occur in April 2009. At such time, the available borrowing amount under our credit facility could be significantly decreased. Any such decrease in our borrowing base could be to a level below the amount of our outstanding borrowings. Any outstanding borrowings in excess of the borrowing base are required to be repaid, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base.

The Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base; make dispositions; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The Amended and Restated Credit Agreement also requires us to maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00. In addition, the Amended and Restated Credit Agreement requires us to maintain a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00. Furthermore, we are required to maintain an interest coverage ratio (defined as the ratio of EBITDAX to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00. The definition of Adjusted EBITDA used in this report is different than the EBITDAX definition in the Amended and Restated Credit Agreement, as the Adjusted EBITDAX attributable to our BEPI limited partner interest is excluded and is instead substituted by the cash distribution received from BEPI. As of December 31, 2008, we were in compliance with these covenants.

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

Please see Part I—Item 1A “—Risk Factors”— “Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” in this report, for more information on the effect of an event of default under the Amended and Restated Credit Facility.

Contractual Obligations

In addition to the credit facility described above, on August 26, 2008 BreitBurn Management entered into a five-year Administrative Services Agreement with BEC. See “BreitBurn Management” under “Overview” above for a discussion of this agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008.

Commitments

The following table summarizes our financial contractual obligations as of December 31, 2008.  Some of these contractual obligations are reflected in the balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

Thousands of dollars	Payments Due by Year
	2009	2010	2011	2012	2013	after 2013	Total
Credit facility	$—	$—	$736,000	$—	$—	$—	$736,000
Credit facility commitment fees	624	624	519	—	—	—	1,767
Estimated interest payments (a)	26,851	24,208	16,469	—	—	—	67,528
Operating lease obligations	2,232	2,126	1,989	1,656	1,272	2,143	11,418
Asset retirement obligations	—	—	—	—	—	30,086	30,086
Purchase obligations	—	—	—	—	—	—	—
Total	$29,707	$26,958	$754,977	$1,656	$1,272	$32,229	$846,799

(a) includes the impact of interest rate swaps calculated at the rates in effect at December 31, 2008.

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self—insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At December 31, 2008, we had obtained various surety bonds for $10.1 million and $0.3 million in letters of credit outstanding.  At December 31, 2007, we had $7.6 million in surety bonds and $0.3 million in letters of credit outstanding.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements.  Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments.  The development, selection and disclosure of each of these policies is reviewed by our audit committee.  We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of our financial statements.  See Note 2 to the consolidated financial statements in this report for a discussion of additional accounting policies and estimates made by management.

Successful Efforts Method of Accounting

We account for oil and gas properties using the successful efforts method.  Under this method of accounting, leasehold acquisition costs are capitalized.  Subsequently, if proved reserves are found on unproved property, the leasehold costs are transferred to proved properties.  Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

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

Oil and gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable.  We assess impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices.  If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows.  For purposes of performing an impairment test, the undiscounted cash flows are forecast using five-year NYMEX forward strip prices at the end of the period and escalated thereafter at 2.5 percent.  For impairment charges, the associated property’s expected future net cash flows are discounted using a rate of approximately ten percent.  As a result of the declines in oil and gas prices in the second half of 2008 and related reserve reductions, we recorded non-cash charges of approximately $51.9 million for total impairments and $34.5 million for price related adjustments to DD&A expense for the year ended December 31, 2008.  Price declines may in the future result in additional impairment charges, which could have a material adverse effect on our results of operation in the period incurred.

Unproven properties are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

Property acquisition costs are capitalized when incurred.

Oil and Gas Reserve Quantities

The estimates of our proved reserves are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.  Annually, Netherland, Sewell & Associates, Inc. and Schlumberger Data & Consulting Services prepare reserve and economic evaluations of all our properties on a well-by-well basis.

Estimated proved reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations.  As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates.  We prepare our disclosures for reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines.  The independent engineering firms described above adhere to the same guidelines when preparing their reserve reports.  The accuracy of the reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

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

Our estimates of proved reserves materially impact depletion expense.  If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income.  Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields.  In addition, a decline in proved reserve estimates may impact the outcome of our assessment of oil and gas producing properties for impairment.  For example, if oil and gas prices at December 31, 2008 had been, respectively, $10.00 less per Bbl and $1.00 less per MMBtu, then the standardized measure of our estimated proved reserves as of December 31, 2008 would have decreased by $257 million, from $592 million to $335 million.

Please see Part I—Item 1A —“Risk Factors” — “Risks Related to Our Business — Our estimated proved reserves are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

Asset Retirement Obligations

As described in Note 12 to the consolidated financial statements in this report, we follow SFAS No. 143, “Accounting for Asset Retirement Obligations” (“ARO”).  Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service and are amortized over proved reserves using the units of production method.  The engineers of BreitBurn Management estimate asset retirement costs using existing regulatory requirements and anticipated future inflation rates.  Projecting future ARO cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of future oil and gas reserves, future labor and equipment rates, future inflation rates, and our credit adjusted risk free interest rate.  Because of the intrinsic uncertainties present when estimating asset retirement costs as well as asset retirement settlement dates, our ARO estimates are subject to ongoing volatility.

Environmental Expenditures

We review, on an annual basis, our estimates of the cleanup costs of various sites.  When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.  For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments.  We do not discount any of these liabilities.  At December 31, 2008, we had a $2.0 million environmental liability related to a closure of a drilling pit in Michigan, which we assumed in the Quicksilver acquisition.

Derivative Instruments

We periodically use derivative financial instruments to achieve more predictable cash flow from our oil and natural gas production by reducing their exposure to price fluctuations.  Currently, these instruments include swaps, collars and options.  Additionally, we may use derivative financial instruments in the form of interest rate swaps to mitigate interest rate exposure.  We account for these activities pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.  The accounting for changes in the fair market value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation, which is established at the inception of a derivative instrument. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the company’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.  We do not account for our derivative instruments as cash flow hedges under SFAS No. 133 and are recognizing changes in the fair value of our derivative instruments immediately in net income.  See Part II, Item 7A “—Quantitative and Qualitative Disclosure About Market Risk” for more detail on our derivative instrument activities.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements in this report for a discussion of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks.  The term ‘‘market risk’’ refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.  This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.  All of our market risk sensitive instruments were entered into for purposes other than speculative trading.  See “Cautionary Statement Relevant to Forward-Looking Information” in the front of this report.

Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of crude oil and natural gas.  We use swaps, collars and options for managing risk relating to commodity prices.  All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement.  While this strategy may result in us having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected.  Please see Part I—Item 1A —“Risk Factors” — “Risks Related to Our Business — Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.  To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected.”

Interest Rate Risk

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of December 31, 2008, our total debt outstanding was $736.0 million and as of February 27, 2009, was $714.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate swaps in place at December 31, 2008, to fix a portion of floating LIBOR base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
January 1, 2009 to January 8, 2009	$50,000	3.6200%
January 1, 2009 to January 20, 2009	200,000	3.6825%
January 1, 2009 to July 8, 2009	50,000	3.0450%
January 1, 2009 to January 8, 2010	100,000	3.3873%
January 20, 2009 to July 20, 2009	250,000	3.6825%
July 20, 2009 to December 20, 2010	300,000	3.6825%
December 20, 2010 to October 20, 2011	200,000	2.9900%

As of December 31, 2008, if interest rates on the floating portion of our variable interest rate debt of $336.0 million increase or decrease by 1 percent, our annual interest cost would increase or decrease by approximately $3.4 million.

Commodity Price Risk

As of December 31, 2008, we had the following derivatives as summarized below (utilizing NYMEX WTI and NYMEX wholesale natural gas prices):

	Year	Year	Year	Year
	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.14	$8.20	$9.21	$10.12
Collars:
Hedged Volume (MMBtu/d)	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.17	$8.26	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$75.51	$83.12	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,847	1,993	1,439	—
Average Price ($/Bbl)	$62.86	$64.40	$61.29	$—
Average Part. %	60.9%	55.5%	53.2%	—
Collars:
Hedged Volume (Bbls/d)	594	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$92.31	$102.84	$103.43	$110.00
Average Ceiling Price ($/Bbl)	$122.92	$136.16	$152.61	$145.39
Floors:
Hedged Volume (Bbls/d)	500	500	—	—
Average Floor Price ($/Bbl)	$100.00	$100.00	$—	$—
Total:
Hedged Volume (Bbls/d)	5,778	6,080	5,603	5,016
Average Price ($/Bbl)	$73.12	$82.52	$86.88	$102.27

(a)	A participating swap combines a swap and a call option with the same strike price

Our location and quality discounts or differentials are not reflected in the above prices.  The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI crude oil price.  Our Los Angeles Basin crude is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI.  Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI. Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at a minor discount to NYMEX WTI crude oil prices.  Our Florida crude also trades at a significant discount to NYMEX WTI primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market.  Our newly acquired Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas.  To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices.

We enter into swaps, collars and option contracts in order to mitigate the risk of market price fluctuations to achieve more predictable cash flows.  While our current use of these derivative instruments limits the downside risk of adverse price movements, it also limits future revenues from favorable price movements.  The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis.  We measure effectiveness on a quarterly basis.  Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective.  Our derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price discounts or differentials.  For instance, our physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while its derivative contracts are tied to NYMEX WTI crude oil prices.  During 2007, the aggregate discounts we received for our production relative to NYMEX WTI benchmark prices ranged between $0.44 and $2.87 per barrel for our California based production and $13.68 and $40.00 per barrel for our Wyoming based production. Differentials for Texas based production ranged from a premium of $0.91 to a discount of $3.21 per barrel. During 2008, the average discounts we received for our production relative to NYMEX WTI benchmark prices per barrel were $5.15, $18.86, $1.63 and $14.45 for our California, Wyoming, Texas and Florida—based production, respectively.

All derivative instruments are recorded on the balance sheet at fair value.  Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty.  Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in gains (losses) on commodity derivative instruments on the statement of operations, including a gain of $388.0 million for 2008 compared to a loss of $103.9 million for 2007.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments at December 31, 2008 was a net asset of approximately $292.3 million.  The fair value of our outstanding oil and gas commodity derivative instruments at December 31, 2007 was a net liability of approximately $99.9 million.

As of December 31, 2008, with a $5 per barrel increase or decrease in the price of oil, and a corresponding $1 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments would have decreased or increased our net asset by approximately $105 million.

Price risk sensitivities were calculated by assuming across-the-board increases in price of $5 per barrel for oil and $1 per Mcf for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amounts given due to lower volatility in out-month prices.

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $17.3 million at December 31, 2008.  We had no interest rate derivative instruments at December 31, 2007.  With a 1 percent increase or decrease in the LIBOR rate, the fair value of our outstanding interest rate derivative instruments at December 31, 2008, would have decreased or increased our net liability by approximately $8.4 million.

Changes in commodity derivatives since December 31, 2008

On January 22, 2009, we terminated a portion of our 2011 and 2012 crude oil swaps and replaced them with new contracts with the same counterparty for the same volumes at market prices.  We realized $32.3 million from this termination.  On January 26, 2009, we terminated a portion of our 2011 and 2012 natural gas swaps and replaced them with new contracts with the same counterparty for the same volumes at market prices. We realized $13.3 million from this termination.  Proceeds from these contracts were used to pay down debt.

The terminations and replacements are summarized below:

Contract Periods	Average Daily Volumes	Terminated Contract Prices	New Contract Prices

WTI crude oil	Bbls/day	Per Bbl	Per Bbl
January 2011 to December 2012	1,939	$90.00	$63.30

Natural gas	MMBtu/day	Per MMBtu	Per MMBtu
January 2011 to March 2011	1,300	$10.89	$7.37
April 2011 to June 2011	8,800	9.70	6.62
July 2011 to September 2011	8,700	9.83	6.81
October 2011 to December 2011	8,600	10.19	7.19
January 2012 to March 2012	8,500	10.68	7.60
April 2012 to June 2012	8,300	9.74	6.70
July 2012 to September 2012	8,100	9.86	6.97
October 2012 to December 2012	8,000	10.21	7.32

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-47 of this report and are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  See “Management’s Report to Unitholders on Internal Control Over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” on page F-2 and F-3, respectively, of the consolidated financial statements.

Our general partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2008, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that has not previously been reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers and corporate governance required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2009 Annual Meeting of Unitholders.

The board of directors of our general partner have established the audit committee and determined our “audit committee financial experts.” Information concerning our audit committee required by this item is incorporated by reference to the material appearing  in our Proxy Statement for the 2009 Annual Meeting of Unitholders.

We have adopted a Code of Ethics for Chief Executive Officers and Senior Officers. It is available on our website at http://ir.breitburn.com/documentdisplay.cfm?DocumentID=804

Executive Officers of BreitBurn GP, LLC

The executive officers of us or our subsidiaries and their ages as of February 27, 2009 are as follows:

Name	Age	Position with BreitBurn GP, LLC

Halbert S. Washburn	47	Co-Chief Executive Officer, Chairman of the Board
Randall H. Breitenbach	48	Co-Chief Executive Officer, Director
Mark L. Pease	52	Executive Vice President and Chief Operating Officer
James G. Jackson	44	Executive Vice President and Chief Financial Officer
Gregory C. Brown	57	Executive Vice President and General Counsel
Chris E. Williamson	51	Senior Vice President – Production Operations and Western Region
David D. Baker	36	Vice President – Eastern Region
W. Jackson Washburn	46	Vice President – Business Development
Bruce D. McFarland	52	Treasurer
Lawrence C. Smith	55	Controller

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of our general partner, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Insiders”), to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC.  Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that each of our executive officers and directors has complied with the applicable reporting requirements for transactions in our securities during the fiscal year ended December 31, 2008.

Item 11.  Executive Compensation

Executive compensation information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2009 Annual Meeting of Unitholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2009 Annual Meeting of Unitholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2009 Annual Meeting of Unitholders.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the material appearing in our Proxy Statement for the 2009 Annual Meeting of Unitholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   (1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

NUMBER	DOCUMENT
3.1	Certificate of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed on July 13, 2006).

3.2
First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006).

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

3.4
Second Amendment and Restated Limited Liability Company Agreement of BreitBurn GP, LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

4.1
Registration Rights Agreement, dated as of November 1, 2007, by and among BreitBurn Energy Partners L.P. and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 1, 2007 and filed on November 6, 2007).

4.2
Unit Purchase Rights Agreement, dated as of December 22, 2008, between BreitBurn Energy Partners L.P. and American Stock Transfer & Trust Company LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 22, 2008 and filed on December 23, 2008).

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

NUMBER	DOCUMENT
10.4†
BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan effective as of October 10, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.5†
BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.6†
BreitBurn Energy Company L.P. Unit Appreciation Plan for Employees and Consultants (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.7†
Amendment No. 1 to the BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals (incorporated herein by reference to Exhibit 10.14 to Amendment No. 5 to Form S-1 for BreitBurn Energy Partners L.P. filed on October 2, 2006).

10.8†
Amendment to the BreitBurn Energy Company L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 5 to Form S-1 for BreitBurn Energy Partners L.P. filed on October 2, 2006).

10.9†	BreitBurn Energy Company L.P. Long Term-Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Form S-1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.10†
Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Restricted Phantom Units Award Agreement (for Directors) (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007).

10.11†
Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Performance Unit-Based Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007).

10.12
Amended and Restated Asset Purchase Agreement, dated as of May 16, 2007, by and among BreitBurn Operating L.P. and Calumet Florida, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 24, 2007 and filed on May 31, 2007).

10.13
Unit Purchase Agreement, dated as of May 16, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 24, 2007 and filed on May 31, 2007).

10.14
Unit Purchase Agreement, dated as of May 25, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 25, 2007 and filed on May 29, 2007).

10.15
ORRI Distribution Agreement Limited Partner Interest Purchase and Sale Agreement, dated as of May 24, 2007, by and among BreitBurn Operating L.P. and TIFD X-III LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 25, 2007 and filed May 29, 2007).

10.16
Contribution Agreement, dated as of September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.17
Amendment to Contribution Agreement, dated effective as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.18
Amended and Restated Unit Purchase Agreement, dated as of October 26, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

NUMBER	DOCUMENT
10.19
Amended and Restated Credit Agreement, dated November 1, 2007, by and among BreitBurn Operating L.P., as borrower, BreitBurn Energy Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 1, 2007 and filed November 6, 2007).

10.20†
Employment Agreement dated December 26, 2007 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Mark L. Pease (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 26, 2007 and filed December 27, 2007).

10.21†
First Amendment to the BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan dated December 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 5, 2007 and filed December 28, 2007).

10.22†
Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Executive Form) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 5, 2008 and filed March 11, 2008).

10.23†
Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Executive Form) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 5, 2008 and filed March 11, 2008).

10.24†	Second Amended and Restated Employment Agreement dated December 31, 2007 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Halbert Washburn.

10.25†	Second Amended and Restated Employment Agreement dated December 31, 2007 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Randall Breitenbach.

10.26†	Employment Agreement date January 29, 2008 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Gregory C. Brown.

10.27†	Form of BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan Restricted Phantom Units Directors’ Award Agreement.

10.28
Purchase Agreement dated June 17, 2008 by and among Pro LP Corporation, Pro GP Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

10.29
Purchase Agreement dated June 17, 2008 by and among Pro LP Corporation, Pro GP Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

10.30
Contribution Agreement dated June 17, 2008 by and among BreitBurn Management Company LLC, BreitBurn Energy Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

10.31
First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement by and among BreitBurn Operating LP, BreitBurn Energy Partners L.P., as Parent Guarantor, its subsidiaries as guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

NUMBER	DOCUMENT
10.32
Amendment No. 1 to the Operations and Proceeds Agreement, relating to the Dominguez Field and dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

10.33
Amendment No. 1 to the Surface Operating Agreement dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and its predecessor BreitBurn Energy Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K dated June 17, 2008 and filed on June 23, 2008).

10.34†
Employment Agreement Form for grant of Convertible Phantom units pursuant and subject to the terms and conditions of the Convertible Phantom Unit Agreement and the Partnership's 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q dated June 30, 2008 and filed on August 11, 2008).

10.35†
Non-Employment Agreement Form for grant of Convertible Phantom units pursuant and subject to the terms and conditions of the Convertible Phantom Unit Agreement and the Partnership's 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q dated June 30, 2008 and filed on August 11, 2008).

10.36†
Amended and Restated Employment Agreement dated August 15, 2008 entered into by and between BreitBurn Management Company, LLC, BreitBurn GP, LLC and James Jackson (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2008 and filed on August 18, 2008).

10.37
Second Amended and Restated Administrative Services Agreement dated August 26, 2008 entered into by and between BreitBurn Energy Company L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2008 and filed on September 02, 2008).

10.38
Omnibus Agreement, dated August 26, 2008, by and among BreitBurn Energy Holdings LLC, BEC (GP) LLC, BreitBurn Energy Company L.P, BreitBurn GP, LLC, BreitBurn management Company, LLC and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2008 and filed on September 02, 2008).

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

*  Filed herewith.
†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner

Dated: March 2, 2009	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer

Dated: March 2, 2009	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HALBERT S. WASHBURN	Co-Chief Executive Officer and Chairman of the Board of	March 2, 2009
Halbert S. Washburn	BreitBurn GP, LLC
(Principal Executive Officer)

/s/ RANDALL H. BREITENBACH	Co-Chief Executive Officer and Director of	March 2, 2009
Randall H. Breitenbach	BreitBurn GP, LLC
(Principal Executive Officer)

/s/ JAMES G. JACKSON	Chief Financial Officer of	March 2, 2009
James G. Jackson	BreitBurn GP, LLC
(Principal Financial Officer)

/s/ LAWRENCE C. SMITH	Controller of	March 2, 2009
Lawrence C. Smith	BreitBurn GP, LLC
(Principal Accounting Officer)

Name	Title	Date

	Director of	March 2, 2009
John R. Butler, Jr.	BreitBurn GP, LLC

/s/ DAVID B. KILPATRICK	Director of	March 2, 2009
David B. Kilpatrick	BreitBurn GP, LLC

/s/ GREGORY J. MORONEY	Director of	March 2, 2009
Gregory J. Moroney	BreitBurn GP, LLC

/s/ CHARLES S. WEISS	Director of	March 2, 2009
Charles S. Weiss	BreitBurn GP, LLC

BreitBurn Energy Partners L.P. and Subsidiaries

Management’s Report to Unitholders on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securitiess Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the management of BreitBurn Energy Partners L.P., designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ HALBERT S. WASHBURN	/s/ RANDALL H. BREITENBACH

Halbert S. Washburn	Randall H. Breitenbach
Co-Chief Executive Officer of BreitBurn GP, LLC	Co-Chief Executive Officer of BreitBurn GP, LLC

/s/ JAMES G. JACKSON

James G. Jackson
Chief Financial Officer of BreitBurn GP, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BreitBurn GP, LLC and Unitholders of BreitBurn Energy Partners L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ equity and cash flows present fairly, in all material respects, the financial position of BreitBurn Energy Partners L.P. and its subsidiaries (“successor”) (“the Partnership”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended  December 31, 2008 and 2007 and the period from October 10, 2006 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report to Unitholders on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the financial statements, the Partnership changed the manner in which it accounts for recurring fair value measurements of financial instruments in 2008.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
March 2, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BreitBurn GP, LLC and Unitholders of BreitBurn Energy Partners L.P.

In our opinion, the accompanying consolidated statements of operations, partners’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of BreitBurn Energy Company L.P. and its subsidiaries (“predecessor”) (the “Partnership”) for the period from January 1, 2006 to October 9, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in note 15 to the consolidated financial statements, the Partnership changed the manner in which it accounts for stock based compensation as of January 1, 2006.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
April 2, 2007

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Operations

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars, except per unit amounts	2008	2007	2006 (1)	2006

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$467,381	$184,372	$18,452	$110,329
Gains (losses) on commodity derivative instruments, net (note 14)	332,102	(110,418)	882	2,291
Other revenue, net (note 10)	2,920	1,037	170	923
Total revenues and other income items	802,403	74,991	19,504	113,543
Operating costs and expenses:
Operating costs	149,681	70,329	7,159	34,893
Depletion, depreciation and amortization (note 5)	179,933	29,422	2,506	10,903
General and administrative expenses	43,435	30,588	7,938	18,849
Total operating costs and expenses	373,049	130,339	17,603	64,645

Operating income (loss)	429,354	(55,348)	1,901	48,898

Interest and other financing costs, net	29,147	6,258	72	2,651
Loss on interest rate swaps (note 14)	20,035	—	—	—
Other (income) expenses, net	(191)	(111)	(2)	(275)

Income (loss) before taxes and minority interest	380,363	(61,495)	1,831	46,522

Income tax expense (benefit) (note 6)	1,939	(1,229)	(40)	90
Minority interest (note 20)	188	91	—	(1,039)

Net income (loss) before change in accounting principle	378,236	(60,357)	1,871	47,471

Cumulative effect of change in accounting principle (note 15)	—	—	—	577

Net income (loss)	378,236	(60,357)	1,871	$48,048

General Partner's interest in net income (loss)	(2,019)	(672)	37

Limited Partners' interest in net income (loss)	$380,255	$(59,685)	$1,834

Basic net income (loss) per unit (note 2)	$6.42	$(1.83)	$0.08	$0.27
Diluted net income (loss) per unit (note 2)	$6.28	$(1.83)	$0.08	$0.27

(1)  Reflects activity since closing of initial public offering on October 10, 2006.  There was no activity from inception on March 23, 2006 to October 10, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
Thousands of dollars, except unit amounts	2008	2007
ASSETS
Current assets:
Cash	$2,546	$5,929
Accounts receivable, net (note 2)	47,221	44,202
Derivative instruments (note 14)	76,224	948
Related party receivables (note 7)	5,084	35,568
Inventory (note 8)	1,250	5,704
Prepaid expenses	5,300	2,083
Intangibles (note 9)	2,771	3,169
Other current assets	170	160
Total current assets	140,566	97,763
Equity investments (note 10)	9,452	15,645
Property, plant and equipment
Oil and gas properties (note 4)	2,057,531	1,910,941
Non-oil and gas assets (note 4)	7,806	568
	2,065,337	1,911,509
Accumulated depletion and depreciation (note 5)	(224,996)	(47,022)
Net property, plant and equipment	1,840,341	1,864,487
Other long-term assets
Intangibles (note 9)	495	3,228
Derivative instruments (note 14)	219,003	—
Other long-term assets	6,977	5,433

Total assets	$2,216,834	$1,986,556
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$28,302	$13,910
Book overdraft	9,871	1,920
Derivative instruments (note 14)	10,192	35,172
Related party payables (note 7)	—	10,137
Revenue distributions payable	16,162	21,266
Derivative settlements payable	50	2,775
Salaries and wages payable	6,249	28
Accrued liabilities	9,164	5,476
Total current liabilities	79,990	90,684
Long-term debt (note 11)	736,000	370,400
Long-term related party payables (note 7)	—	1,532
Deferred income taxes (note 6)	4,282	3,074
Asset retirement obligation (note 12)	30,086	27,819
Derivative instruments (note 14)	10,058	65,695
Other long-term liabilities	2,987	2,000
Total liabilities	863,403	561,204
Minority interest (note 20)	539	544
Partners' equity (note 13)
Limited partners' interest (a)	1,352,892	1,423,418
General partner interest	—	1,390
Total liabilities and partners' equity	$2,216,834	$1,986,556

(a) Limited partner units outstanding	52,635,634	67,020,641

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars	2008	2007	2006(1)	2006

Cash flows from operating activities
Net income (loss)	$378,236	$(60,357)	$1,871	$48,048
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depletion, depreciation and amortization	179,933	29,422	2,506	10,903
Unit-based compensation expense	6,907	12,999	4,490	7,979
Unrealized (gain) loss on derivative instruments	(370,734)	103,862	1,299	(5,983)
Distributions greater (less) than income from equity affiliates	1,198	(28)	32	48
Deferred income tax	1,207	(1,229)	(40)	90
Minority interest	188	91	—	(1,039)
Cumulative effect of change in accounting principle	—	—	—	(577)
Amortization of intangibles	3,131	2,174	—	—
Other	2,643	2,182	51	950
Changes in net assets and liablities:
Accounts receivable and other assets	258	(24,713)	(5,873)	(5,569)
Inventory	4,454	4,829	—	—
Net change in related party receivables and payables	32,688	(39,202)	(9,017)	(3,694)
Accounts payable and other liabilities	(13,413)	30,072	3,425	(3,576)
Net cash provided (used) by operating activities	226,696	60,102	(1,256)	47,580
Cash flows from investing activities(2)
Capital expenditures	(131,082)	(23,549)	(1,248)	(36,941)
Property acquisitions	(9,957)	(996,561)	—	(79)
Proceeds from sale of assets, net	—	—	—	1,752
Net cash used by investing activities	(141,039)	(1,020,110)	(1,248)	(35,268)
Cash flows from financing activities
Issuance of common units, net of discount	—	663,338	118,715	—
Purchase of common units	(336,216)	—	—	—
Redemptions of common units from predecessors	—	—	(15,485)	—
Distributions to predecessor members concurrent with initial public offering	—	581	(63,230)	—
Distributions(3)	(121,349)	(60,497)	—	(36,357)
Proceeds from the issuance of long-term debt	803,002	574,700	5,500	86,700
Repayments of long-term debt	(437,402)	(205,800)	(40,500)	(67,200)
Book overdraft	7,951	(116)	2,036	3,610
Initial public offering costs	—	—	(4,055)	(2,845)
Long-term debt issuance costs	(5,026)	(6,362)	(400)	—
Cash contributed by minority interest	—	—	—	2,399
Net cash provided (used) by financing activities	(89,040)	965,844	2,581	(13,693)
Increase (decrease) in cash	(3,383)	5,836	77	(1,381)
Cash beginning of period	5,929	93	16	2,740
Cash end of period	$2,546	$5,929	$93	$1,359

(1)  Reflects activity since closing of initial public offering.  There was no activity from inception March 23, 2006 to October 10th, 2006.
(2) Non-cash investing activity in 2007 was $700 million, reflecting the issuance of 21.348 million Common Units for the Quicksilver acquisition.
(3) Includes distributions on equivalent units of $2.3 million

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Partners' Equity

	For the period from October 10, 2006 to December 31, 2008
Thousands of dollars	Limited Partners	General Partner	Total
Balance, October 10, 2006	$—	$—	$—
Contributions (a)	136,035	2,776	138,811
Initial public offering investment (b)	99,175	—	99,175
Distributions to predecessor members concurrent with
initial public offering (c)	(62,649)	—	(62,649)
Net income	1,834	37	1,871
Balance, December 31, 2006	$174,395	$2,813	$177,208
Issuance of units (d)	700,000	—	700,000
Private offering investment (e)	663,338	—	663,338
Distributions	(59,746)	(751)	(60,497)
Unit-based compensation	5,133	—	5,133
Net loss	(59,685)	(672)	(60,357)
Other	(17)	—	(17)
Balance, December 31, 2007	$1,423,418	$1,390	$1,424,808
Redemtion of common units from predecessors (f)	(336,216)	—	(336,216)
Distributions	(118,580)	(427)	(119,007)
Distributions paid on unissued units under incentive plans	(2,335)	(7)	(2,342)
Unit-based compensation	7,383	—	7,383
Net income (loss) (g)	380,255	(2,019)	378,236
Contribution of general partner interest to the partnership	(1,063)	1,063	—
Other	30	—	30
Balance, December 31, 2008	$1,352,892	$—	$1,352,892

(a)  Represents book value contributions from predecessor.
(b)  Net of underwriting discount and initial public offering costs.
(c)  Includes receivable due from sponsors of $581.
(d) Reflects the issuance of 21.348 million Common Units for the Quicksilver acquisition.
(e) Reflects the issuance of 23.697 million Common Units in three private placements.
(f) Reflects the purchase of 14.405 million Common Units from subsidiaries of Provident.
(g) General partner interests were purchased as of June 17, 2008.

	Predecessor
	For the period from January 1, 2006 to October 9, 2006
Thousands of dollars	Pro LP Corp	Pro GP Corp	Breitburn S Corp	Total
Balance, January 1, 2006	$230,352	$960	$8,713	$240,025
Distributions paid or accrued	(34,628)	(146)	(1,619)	(36,393)
Net income	45,718	192	2,138	48,048
Balance, October 9, 2006	$241,442	$1,006	$9,232	$251,680

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Organization and Operations

BreitBurn Energy Partners L.P.

The Partnership is a Delaware limited partnership formed on March 23, 2006.  In October 2006, we completed an initial public offering of 6,000,000 Common Units and completed the sale of an additional 900,000 Common Units to cover over-allotments in the initial public offering at $18.50 per unit, or $17.205 per unit, after deducting the underwriting discount. On May 24, 2007, we sold 4,062,500 Common Units in a private placement at $32.00 per unit, resulting in proceeds of approximately $130 million.  The net proceeds of this private placement were used to acquire certain interests in oil leases and related assets located in Florida from Calumet Florida L.L.C. and to reduce indebtedness under our credit facility. On May 25, 2007, we sold 2,967,744 Common Units in a private placement at $31.00 per unit, resulting in proceeds of approximately $92 million.  The net proceeds of this private placement were used to acquire a 99 percent limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) from TIFD X-III LLC which owned interests in the Sawtelle and East Coyote oil fields located in California, and to terminate existing hedges related to future production from BEPI.  On November 1, 2007, we sold 16,666,667 Common Units in a private placement at $27.00 per unit, resulting in proceeds of approximately $450 million.  The net proceeds from this private placement were used to fund a portion of the cash consideration for our acquisition from Quicksilver of properties located in Michigan, Indiana and Kentucky (the “Quicksilver Acquisition”).  Also on November 1, 2007, we issued 21,347,972 Common Units to Quicksilver as partial consideration for the Quicksilver Acquisition as a private placement.

Our general partner is BreitBurn GP, a Delaware limited liability company, also formed on March 23, 2006.  The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations. We conduct our operations through a wholly owned subsidiary, BOLP and BOLP’s general partner BOGP.  We own all of the ownership interests in BOLP and BOGP.

Our wholly owned subsidiary BreitBurn Management manages our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  See Note 7 for information regarding our relationship with BreitBurn Management.

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident at $23.26 per unit, for a purchase price of approximately $335 million (the “Common Unit Purchase”). These units have been cancelled and are no longer outstanding.  This purchase was accounted for as a repurchase of issued Common Units and a cancellation of those Common Units. It increased debt by $336.2 million and decreased equity by $336.2 million, including $1.2 million in capitalized transaction costs.

On June 17, 2008, we also purchased Provident’s 95.55 percent limited liability company interest in BreitBurn Management, which owned the General Partner, for a purchase price of approximately $10 million (the “BreitBurn Management Purchase”).  See Note 4 for the purchase price allocation for this transaction.  Also on June 17, 2008, we entered into a contribution agreement (the “Contribution Agreement”) with the General Partner, BreitBurn Management and BreitBurn Corporation, which is wholly owned by the Co-Chief Executive Officers of the General Partner, Halbert S. Washburn and Randall H. Breitenbach, pursuant to which BreitBurn Corporation contributed its 4.45 percent limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units, the economic value of which was equivalent to the value of their combined 4.45 percent interest in BreitBurn Management, and BreitBurn Management contributed its 100 percent limited liability company interest in the General Partner to us. On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473 percent general partner interest in us was eliminated and our limited partners holding Common Units were given a right to nominate and vote in the election of directors to the Board of Directors of the General Partner.  As a result of these transactions (collectively, the “Purchase, Contribution and Partnership Transactions”), the General Partner and BreitBurn Management became our wholly owned subsidiaries.

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

As of December 31, 2008, the public unitholders, the institutional investors in our private placements and Quicksilver owned 98.69 percent of the Common Units. BreitBurn Corporation owned 690,751 Common Units, representing a 1.31 percent limited partner interest. We own 100 percent of the General Partner, BreitBurn Management and BOLP.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark Capital Partners (“Metalmark”), Greenhill Capital Partners (“Greenhill”) and a third-party institutional investor, completed the acquisition of BEC, our Predecessor.  This transaction included the acquisition of a 96.02 percent indirect interest in BEC, previously owned by Provident, and the remaining indirect interests in BEC, previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of the our senior management.  BEC was a separate U.S. subsidiary of Provident and was our Predecessor.

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

2.  Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and our predecessor.  Investments in affiliated companies with a 20 percent or greater ownership interest, and in which we do not have control, are accounted for on the equity basis.  Investments in affiliated companies with less than a 20 percent ownership interest, and in which we do not have control, are accounted for on the cost basis.  Investments in which we own greater than 50 percent interest are consolidated.  Investments in which we own less than a 50 percent interest but are deemed to have control or where we have a variable interest in an entity where we will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns or both, however, are consolidated.  The effects of all intercompany transactions have been eliminated.

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

We account for business combinations using the purchase method, in accordance with SFAS No. 141 Accounting for Business Combinations.  We use estimates to record the assets and liabilities acquired.  All purchase price allocations are finalized within one year from the acquisition date.

Basis of Presentation

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain items included in the prior year financial statements have been reclassified to conform to the 2008 presentation.

Business segment information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Segment reporting is not applicable because our oil and gas operating areas have similar economic characteristics and meet the criteria for aggregation as defined in SFAS No. 131.  We acquire, exploit, develop and explore for and produce oil and natural gas in the United States.  Corporate management administers all properties as a whole rather than as discrete operating segments.  Operational data is tracked by area; however, financial performance is measured as a single enterprise and not on an area-by-area basis.  Allocation of capital resources is employed on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas.

Revenue recognition

Revenues associated with sales of our crude oil and natural gas are recognized when title passes from us to our customer.  Revenues from properties in which we have an interest with other partners are recognized on the basis of our working interest (‘‘entitlement’’ method of accounting).  We generally market most of our natural gas production from our operated properties and pay our partners for their working interest shares of natural gas production sold.  As a result, we have no material natural gas producer imbalance positions.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2008 and 2007 we had no such investments.

Accounts Receivable

Our accounts receivable are primarily from purchasers of crude oil and natural gas and counterparties to our financial instruments.  Crude oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted.  During 2008 we terminated our crude oil derivative instruments with Lehman Brothers due to their bankruptcy, and at December 31, 2008, we had an allowance of $4.6 million related to these contracts.  As of December 31, 2007, we did not carry an allowance for doubtful accounts receivable.

Inventory

Oil inventories are carried at the lower of cost to produce or market price.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded as inventory.

Investments in Equity Affiliates

Income from equity affiliates is included as a component of operating income, as the operations of these affiliates are associated with the processing and transportation of our natural gas production.

Property, plant and equipment

Oil and gas properties

We follow the successful efforts method of accounting.  Lease acquisition and development costs (tangible and intangible) incurred, including internal acquisition costs, relating to proved oil and gas properties are capitalized.  Delay and surface rentals are charged to expense as incurred.  Dry hole costs incurred on exploratory wells are expensed.  Dry hole costs associated with developing proved fields are capitalized.  Geological and geophysical costs related to exploratory operations are expensed as incurred.

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

Oil and natural gas reserve quantities

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations.  As a result, adjustments to depletion are made concurrently with changes to reserve estimates.  We disclose reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines.  The independent engineering firms adhere to the SEC definitions when preparing their reserve reports.

Asset retirement obligations

We have significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and natural gas production operations.  The computation of our asset retirement obligations (“ARO”) is prepared in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 143, Accounting for Asset Retirement Obligations.  This accounting standard applies to the fair value of a liability for an asset retirement obligation that is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  Over time, changes in the present value of the liability are accreted and expensed.  The capitalized asset costs are depreciated over the useful lives of the corresponding asset.  Recognized liability amounts are based upon future retirement cost estimates and incorporate many assumptions such as: (1) expected economic recoveries of crude oil and natural gas, (2) time to abandonment, (3) future inflation rates and (4) the risk free rate of interest adjusted for our credit costs.  Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance.

Impairment of assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as amended.  Under SFAS 144, a long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized.  Fair value is generally determined from estimated discounted future net cash flows.  For purposes of performing an impairment test, the undiscounted cash flows are forecast using five-year NYMEX forward strip prices at the end of the period and escalated thereafter at 2.5 percent.  For impairment charges, the associated property’s expected future net cash flows are discounted using a rate of approximately ten percent. Reserves are calculated based upon reports from third-party engineers adjusted for acquisitions or other changes occurring during the year as determined to be appropriate in the good faith judgment of management.  Because of the low commodity prices that existed at year end 2008, and the uncertainty surrounding future commodity prices and costs, we performed impairment tests on our long-lived assets at December 31, 2008.

We assess our long-lived assets for impairment generally on a field-by-field basis where applicable.  In 2008, we recorded $51.9 million in impairments and $34.5 million in price related depletion and depreciation adjustments.  See Note 5 – Impairments and Price Related Depletion and Depreciation Adjustments.  We did not record an impairment charge in 2007 and we recorded an impairment charge of $0.3 million in the fourth quarter of 2006 for one of our Wyoming properties.  The charge was included in DD&A on the consolidated statement of operations.

Debt issuance costs

The costs incurred to obtain financing have been capitalized.  Debt issuance costs are amortized using the straight-line method over the term of the related debt.  Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

Equity-based compensation

BreitBurn Management and the Predecessor had various forms of equity-based compensation outstanding under employee compensation plans that are described more fully in Note 15.  Prior to January 1, 2006, the Predecessor applied the recognition and measurement principles of Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  The Predecessor used the method prescribed under Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—and interpretation of APB Opinions No. 15 and 25, to calculate the expenses associated with its awards.

Effective January 1, 2006, the Predecessor adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share Based Payments, using the modified-prospective transition method.  Under this transition method, equity-based compensation expense for the periods after January 1, 2006 includes compensation expense for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123(R).  Unit based compensation awards granted prior to but not yet vested as of January 1, 2006 that are classified as liabilities were charged to compensation expense based on the fair value provisions of SFAS No. 123(R).  We and the Predecessor recognized these compensation costs on a graded-vesting method.  Under the graded-vesting method a company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards.

Awards classified as equity are valued on the grant date and are recognized as compensation expense over the vesting period.

Fair market value of financial instruments

The carrying amount of our cash, accounts receivable, accounts payable, and accrued expenses, approximate their respective fair value due to the relatively short term of the related instruments.  The carrying amount of long-term debt approximates fair value; however, changes in the credit markets at year-end may impact our ability to enter into future credit facilities at similar terms.

Accounting for business combinations

We and our Predecessor have accounted for all business combinations using the purchase method, in accordance with SFAS No. 141, Accounting for Business Combinations.  Under the purchase method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given, whether in the form of cash, assets, equity or the assumption of liabilities.  The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values.  The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to certain acquired assets.  We and our Predecessor have not recognized any goodwill from any business combinations.

Concentration of credit risk

We maintain our cash accounts primarily with a single bank and invest cash in money market accounts, which we believe to have minimal risk.  As operator of jointly owned oil and gas properties, we sell oil and gas production to U.S. oil and gas purchasers and pay vendors on behalf of joint owners for oil and gas services.  We periodically monitor our major purchasers’ credit ratings.

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  It requires the recognition of all derivative instruments as assets or liabilities in our balance sheet and measurement of those instruments at fair value.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.  For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income, to the extent the hedge is effective, until the hedged item is recognized in earnings.  Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time.  Any change in fair value resulting from ineffectiveness, as defined by SFAS No.133, is recognized immediately in earnings.  Gains and losses on derivative instruments not designated as hedges are currently included in earnings.  The resulting cash flows are reported as cash from operating activities.  We currently do not designate any of our derivatives as hedges for accounting purposes.

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

Income taxes

Our subsidiaries are mostly partnerships or limited liability companies treated as partnerships for federal tax purposes with essentially all taxable income or loss being passed through to the members.  As such, no federal income tax for these entities has been provided.

We have three wholly owned subsidiaries, which are subject to corporate income taxes.  We account for the taxes associated with one entity in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recorded under the asset and liability method.  Where material, deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Effective January 1, 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.

We performed evaluations as of January 1, 2007, December 31, 2007 and December 31, 2008 and concluded that there were no uncertain tax positions requiring recognition in its financial statements.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

Net Income or loss per unit

Weighted average units outstanding for computing basic and diluted net income or loss per unit were:

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
	2008	2007	2006	2006
Weighted average number of Common Units used to calculate basic and diluted net income or loss per unit:
Basic	59,238,588	32,577,429	21,975,758	179,795,294
Dilutive (a)	1,322,107	—	43,150	—
Diluted	60,560,695	32,577,429	22,018,908	179,795,294

(a) 2007 does not include 310,513 potential anti-dilutive units issuable under the compensation plans.

We had 6,700,000 Common Units authorized for issuance under our long-term incentive compensation plans and there were approximately 1,422,171 partnership-based units outstanding that are eligible for receiving Common Units upon vesting at December 31, 2008.

Environmental expenditures

We review, on an annual basis, our estimates of the cleanup costs of various sites.  When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.  For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments.  We do not discount any of these liabilities.  At December 31, 2008 and 2007, we had a $2.0 million environmental liability related to a closure of a drilling pit in Michigan, which we assumed in the Quicksilver Acquisition.

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

SFAS No. 141(revised 2007) “Business Combinations” (“SFAS No. 141R”).  In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141R also impacts the goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141R. The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141R.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  In March 2008, the FASB issued SFAS No. 161 which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 has the same scope as Statement 133, and, accordingly, applies to all entities.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement will require the additional disclosures detailed above.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  In May 2008, the FASB issued SFAS No. 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 became effective November 13, 2008.  The adoption of SFAS No. 162 did not have an impact on our results from operations or financial position.

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

On December 31, 2008, the SEC issued Release No. 33-8995 for guidelines on new reserves estimate calculations and related disclosures. The new reserve estimate disclosures apply to all annual reports for fiscal years ending on or after December 31, 2009 and thereafter, and to all registration statements filed after that date.  It does not permit companies to voluntarily comply at an earlier date.  The revised proved reserve definition incorporates a new definition of “reasonable certainty” using the PRMS (Petroleum Resource Management System) standard of “high degree of confidence” for deterministic method estimates, or a 90 percent recovery probability for probabilistic methods used in estimating proved reserves. The guideline also permits a company to establish undeveloped reserves as proved with appropriate degrees of reasonable certainty established absent actual production tests and without artificially limiting such reserves to spacing units adjacent to a producing well. For reserve reporting purposes, it also replaces the end-of-the-year oil and gas reserve pricing with an unweighted average first-day-of-the-month pricing for the past 12 fiscal months. This would impact depletion calculations. Costs associated with reserves will continue to be measured on the last day of the fiscal year. A revised tabular presentation of reserves by development category, final product type, and oil and gas activity disclosure by geographic regions and significant fields and a general disclosure of the internal controls a company uses to assure objectivity in reserves estimation will be required.  The adoption of SEC release No. 33-8995 is expected to have a material impact, which cannot be quantified at this point, on the calculation of our crude oil and natural gas reserves.

4.  Acquisitions

On January 23, 2007, we completed the purchase of certain oil and gas properties, known as the “Lazy JL Field” in the Permian Basin of Texas, including related property and equipment.  The purchase price for the Lazy JL Field acquisition was approximately $29.0 million in cash, and was financed through borrowings under our revolving credit facility.  The transaction was accounted for using the purchase method in accordance with SFAS No. 141 and was effective January 1, 2007.  The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties	$29,233
Current assets	2
Asset retirement obligation	(206)
$29,029

In March 2007, we completed the purchase of certain oil and gas properties in California for approximately $1.0 million in cash.

In April 2007, we completed the purchase of additional interests in a certain oil and gas property in Wyoming for approximately $0.9 million in cash.

On May 24, 2007, BOLP entered into an Amended and Restated Asset Purchase Agreement with Calumet Florida, L.L.C. (“Calumet”), to acquire certain interests in oil leases and related assets located along the Sunniland Trend in South Florida through the acquisition of a limited liability company that owned all of the purchased assets (the “Calumet Acquisition” or “Calumet Properties”).  The Calumet Properties are comprised of five separate oil fields, one 23-mile pipeline serving one field, one storage terminal and rights in a shipping terminal.  The transaction closed on May 24, 2007.  The purchase price was $100.0 million with an effective date of January 1, 2007.  After adjustments for costs and revenues for the period between the effective date and the closing, including interest paid to the seller and after taking into account approximately 218,000 barrels of crude oil held in storage as of the closing date, and including acquisition related costs, our purchase price was approximately $109.9 million.  The acquisition was financed through our sale of Common Units through a private placement (see Note 13 for additional information on the private placement).  The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction.  The purchase price of $109.9 million, including approximately $0.4 million in acquisition costs was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Inventories	$10,533
Intangible assets	3,377
Oil and gas properties	100,584
Asset retirement obligation	(3,843)
Other current liabilities	(729)
$109,922

The purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management, the most significant assumptions related to the estimated fair values assigned to oil and gas properties with proved reserves.  To estimate the fair values of these properties, estimates of oil and gas reserves were prepared by management.  We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues.  For estimated proved reserves, the future net revenues were discounted using a rate of approximately 10 percent.  There were no estimated quantities of hydrocarbons other than proved reserves allocated in the purchase price of the Calumet Acquisition.  The purchase price included the fair value attributable to the oil inventories held in storage at the closing date.  We assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010.  An intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation.  Realized gains or losses from these contracts are recognized as part of oil sales and the intangible asset is being amortized over the life of the contracts.

On May 25, 2007, BOLP entered into a Purchase and Sale Agreement with TIFD X-III LLC (“TIFD”), pursuant to which it acquired TIFD’s 99 percent limited partner interest in BreitBurn Energy Partners I, L.P. (“BEPI”) for a total purchase price of approximately $82 million (the “BEPI Acquisition”).  BEPI owns properties in the East Coyote and Sawtelle Fields in the Los Angeles Basin in California.  The general partner of BEPI is an affiliate of our general partner in which we have no ownership interest.  As part of the transaction, BEPI distributed to an affiliate of TIFD a 1.5 percent overriding royalty interest in the oil and gas produced by BEPI from the two fields.  The burden of the 1.5 percent override will be borne solely through our interest in BEPI.  In connection with the acquisition, we also paid approximately $10.4 million to terminate existing hedge contracts related to future production from BEPI.

The BEPI Acquisition, including the termination of existing hedge contracts, was financed through our sale of Common Units in a private placement (see Note 13 for additional information on the private placement).  The acquiring subsidiary is a partnership and thus no deferred taxes were recognized for this transaction.  We allocated the purchase price of $92.5 million including approximately $0.1 million in acquisition costs to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Current assets	$2,813
Oil and gas properties	92,980
Current liabilities	(2,281)
Asset retirement obligation	(582)
Other	(398)
$92,532

The purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management, the most significant assumptions related to the estimated fair values assigned to oil and gas properties with proved reserves.  To estimate the fair values of these properties, estimates of oil and gas reserves were prepared by management.  We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs, to arrive at estimates of future net revenues.  For estimated proved reserves, the future net revenues were discounted using a rate of approximately ten percent.  There were no quantities of hydrocarbons other than proved reserves identified with the BEPI Acquisition.

On November 1, 2007, we completed the acquisition of certain assets (the “QRI Assets”) and equity interests (the “Equity Interests”) in certain entities from Quicksilver Resources Inc. (“Quicksilver” or “QRI”) in exchange for $750 million in cash and 21,347,972 Common Units (the “Quicksilver Acquisition”).  The issuance of Common Units to QRI was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.  Pursuant to the terms and conditions of the Contribution Agreement entered into by BOLP and QRI, dated as of September 11, 2007 (the “Contribution Agreement”), BOLP completed the Quicksilver Acquisition.  BOLP acquired all of QRI’s natural gas, oil and midstream assets in Michigan, Indiana and Kentucky.  The midstream assets in Michigan, Indiana and Kentucky consist of gathering, transportation, compression and processing assets that transport and process our production and third party gas.

The purchase price allocations are based on reserve reports, quoted market prices and estimates by management.  To estimate the fair values of acquired oil and gas reserves, we utilized the reserve engineers’ estimates of oil and natural gas proved reserves to arrive at estimates of future cash flows net of operating and development costs.  The estimated future net cash flows were discounted using a rate of approximately ten percent.  Included in the purchase price allocation is a $5.2 million intangible asset related to retention bonuses.  In connection with the acquisition, we entered into an agreement with QRI which provides for QRI to fund retention bonuses payable for 139 retained employees from QRI in the event these employees remain continuously employed by us from November 1, 2007 through November 1, 2009 or in the event of termination without cause, disability or death.

Our final purchase price allocation including approximately $9.1 million of acquisition costs is presented below:

Thousands of dollars
Current assets	$1,148
Investment	10,481
Intangible asset	5,193
Oil and gas properties - proved	1,132,955
Oil and gas properties - unproved	209,873
Pipelines and processing facilities	112,726
Long-term liabilities	(4,678)
Asset retirement obligation	(8,248)
$1,459,450

In December 2007, we acquired an additional interest in an oil and gas field located in Michigan for approximately $3.4 million.

Pro Forma Information

The following unaudited pro forma financial information presents a summary of our consolidated results of operations for 2007 and 2006, assuming the Calumet, BEPI and Quicksilver Acquisitions had been completed as of the beginning of each year, including adjustments to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information assumes that the initial public offering that occurred in 2006 occurred January 1, 2006.  As such, the 2006 results are presented on a comparable basis to the Successor and are not presented as pro forma for the Predecessor.  The pro forma financial information also assumes our 2007 private placements of Common Units (see Note 13) were completed as of the beginning of the year, since the private placements were contingent on two of the acquisitions.  The revenues and expenses of these three acquisitions are included in the 2007 consolidated results of the Partnership effective May 24, May 25 and November 1, 2007.  The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of these dates.

	Pro Forma Year Ended December 31,
Thousands of dollars, except per unit amounts	2007 (1)	2006 (1)
Revenues	$233,761	$315,302
Net income (loss)	(43,966)	66,720
Net income (loss) per unit
Basic	$(0.65)	$0.99
Diluted	(0.65)	0.99

(1) Results include losses on derivative instruments of $101.0 million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2006.

On June 17, 2008, we purchased Provident’s 95.55 percent limited liability company interest in BreitBurn Management for a purchase price of approximately $10.0 million.  This transaction resulted in BreitBurn Management becoming our wholly owned subsidiary and was accounted for as a business combination.  The following table presents the purchase price allocation of the BreitBurn Management Purchase:

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

5.  Impairments and Price Related Depletion and Depreciation Adjustments

Because of the low commodity prices at year end 2008, and the uncertainty surrounding future commodity prices as well as future costs, we performed impairment tests on our long-lived assets at December 31, 2008.  For the year ended December 31, 2008, we recorded approximately $51.9 million for total impairments and $34.5 million for price related adjustments to depletion and depreciation expense.

We assess our developed and undeveloped oil and gas properties and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in business plans, changes in commodity prices and, for crude oil and natural gas properties, significant downward revisions of estimated proved-reserve quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles, and the outlook for market supply and demand conditions for crude oil and natural gas. The impairment reviews and calculations are based on assumptions that are consistent with our business plans. See “Impairment of Assets” in Note 2.  The low commodity price environment that existed at December 31, 2008 influenced our future commodity price projections.  As a result, the expected discounted cash flows for many of our fields (i.e., fair values) were negatively impacted resulting in a charge to depletion and depreciation expense of approximately $51.9 million for field impairments for the year ended December 31, 2008.

An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable, given the number of assumptions involved in the estimates. That is, favorable changes to some assumptions might have avoided the need to impair any assets in these periods, whereas unfavorable changes might have caused an additional unknown number of other assets to become impaired.

Lower commodity prices also negatively impacted our oil and gas reserves in the fourth quarter of 2008 resulting in significant price related adjustments to our depletion and depreciation expense in the fourth quarter of 2008 as compared to the fourth quarter of 2007. These price related reserve reductions in 2008 resulted in additional depletion and depreciation charges of approximately $34.5 million for the fourth quarter and for the year ended December 31, 2008.

6.  Income Taxes

We, our predecessor and all of our subsidiaries, with the exception of Phoenix Production Company, Alamitos Company and BreitBurn Management, are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes.  Essentially all of our taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our partners.  As such, we have not recorded any federal income tax expense for those pass-through entities.  State income tax expenses are recorded for certain operations that are subject to state taxation in various states, primarily Michigan, California and Texas.  The total state taxes paid were $0.5 million in 2008 and less than $0.1 million in 2007.

Our wholly-owned subsidiary, Phoenix Production Company, is a tax-paying corporation.  We record an income tax provision in accordance with SFAS No. 109 “Accounting for Income Taxes.”  In 2008 and 2007, Phoenix Production Company recorded $0.1 million and less than $0.1 million, respectively, for alternative minimum taxes.  Phoenix Production Company also recorded a deferred federal income tax expense of $1.2 million in 2008 and a deferred federal income tax benefit of $1.3 million in 2007.  The following is a reconciliation for Phoenix Production Company of federal income taxes at the statutory rates to federal income tax expense or benefit as reported in the consolidated statements of operations.

	Year Ended
	December 31,
Thousands of dollars	2008	2007
Income (loss) before taxes and minority interest	$380,363	$(61,495)
Partnership income not subject to tax	376,459	(56,997)
Income (loss) subject to tax	3,904	(4,498)
Federal income tax rate	34%	34%
Income tax at statutory rate	1,327	(1,529)
Other	—	300
Income tax expense (benefit)	$1,327	$(1,229)

At December 31, 2008 and 2007, a net deferred federal income tax liability of $4.3 million and $3.1 million, respectively, was included in our consolidated balance sheet for Phoenix Production Company.  As shown in the table below, the net deferred federal income tax liability primarily consisted of the tax effect of book and tax basis differences of certain assets and liabilities and the deferred federal income tax asset for net operating loss carry forwards.  Management expects to utilize $2.3 million of estimated unused operating loss carry forwards to offset future taxable income.  As such, no valuation allowance has been recorded against the deferred federal income tax asset.

	December 31,
Thousands of dollars	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$767	$726
Asset retirement obligation	337	428
Unrealized hedge loss	—	1,104
Other	103	74
Deferred tax liabilities:
Depreciation, depletion and intangible drilling costs	(3,404)	(5,356)
Other	(2,085)	(50)
Net deferred tax liability	$(4,282)	$(3,074)

In 2008, our other wholly-owned tax-paying corporation, Alamitos Company, incurred a current federal tax expense of $0.1 million.  No deferred federal or state income tax is recognized for this company as the temporary differences between the tax basis and the reported financial amounts of its assets and liabilities are immaterial.  BreitBurn Management became our wholly-owned subsidiary and a taxable entity on June 17, 2008.  However, no federal or state income tax expense is expected due to the nature of its business as expenses incurred are essentially offset by amounts recovered for services provided to the operating companies.

Cash paid for federal and state income taxes was $0.6 million in 2008, $0.1 million in 2007 and an immaterial amount in 2006.

New Accounting Pronouncement

Effective January 1, 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position.  This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.

We performed evaluations as of January 1, 2007, December 31, 2007 and December 31, 2008 and concluded that there were no uncertain tax positions requiring recognition in its financial statements.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

7.  Related Party Transactions

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.  Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities.  On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management became our wholly owned subsidiary and entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses. In addition to the monthly fee, BreitBurn Management agreed to continue to charge BEC for direct expenses including incentive plan costs and direct payroll and administrative costs.  Beginning on June 17, 2008, all of the costs charged to BOLP are consolidated with our results.

During 2007, we incurred approximately $30.2 million in direct and indirect general and administrative expenses from BreitBurn Management, including accruals related to incentive compensation.  We reimbursed BreitBurn Management $23.8 million under the Administrative Services Agreement during 2007.  At December 31, 2007, we had a net short-term payable to BreitBurn Management of $9.2 million and a long-term payable of $1.5 million with both primarily relating to incentive compensation.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark, Greenhill and a third-party institutional investor, completed the acquisition of BEC, our Predecessor.  This transaction included the acquisition of a 96.02 percent indirect interest in BEC previously owned by Provident and the remaining indirect interests in BEC previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of our senior management.  BEC was an indirectly owned subsidiary of Provident.

In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark, Greenhill and a third party institutional investor, BreitBurn Management entered into a five year Administrative Services Agreement to manage BEC's properties. The monthly fee charged to BEC remained $775,000 for indirect expenses through December 31, 2008.  We expect this fee to be renegotiated annually during the term of the agreement and expect a monthly fee of less than $775,000 in 2009.  In addition, we have entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

At December 31, 2008, we had current receivables of $4.4 million due from BEC related to the Administrative Services Agreement, outstanding liabilities for employee related costs and oil and gas sales made by BEC on our behalf from certain properties. At December 31, 2007, we had current receivables of $1.0 million due from BEC related to oil and gas sales made by BEC on our behalf from certain properties.  In 2008 and 2007, total oil and gas sales made on our behalf for these properties were approximately $2.1 million and $1.7 million, respectively.

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

Through a transition services agreement through March 2008, Quicksilver provided services to us for accounting, land administration, and marketing and charged us $0.9 million for the first three months of 2008 and $0.6 million for the year ended December 31, 2007.  These charges were included in general and administrative expenses on the consolidated statements of operations. At December 31, 2007, the net receivable from Quicksilver was approximately $22.7 million which reflected cash collections made on our behalf net of advances.  In 2008, we collected these outstanding receivables from Quicksilver.  Quicksilver also buys natural gas from us in Michigan.  For the year ended December 31, 2008, total net gas sales to Quicksilver were approximately $8.0 million and the related receivable was $0.6 million as of December 31, 2008.

At December 31, 2008, we had a receivable of $0.1 million for management fees due from equity affiliates and operational expenses incurred on behalf of equity affiliates.  At December 31, 2007, we had a receivable of $1.4 million, which primarily included a $1.3 million receivable for a cash advance made to an equity affiliate that was repaid in 2008.

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

8.  Inventory

Our crude oil inventory from our Florida operations at December 31, 2008 and December 31, 2007 was $1.3 million and $5.5 million respectively.  At December 31, 2007, we had an additional $0.2 million in non-crude oil inventory. Inventories purchased through the Calumet Acquisition (see Note 4) were $10.5 million, which were sold and charged to the consolidated statement of operations as inventory cost during the year ended December 31, 2007. For the year ended December 31, 2008, we sold 762 MBbls of crude oil and produced 707 MBbls from our Florida operations.  Crude oil inventory additions are at cost and represent our production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.

We carry inventory at the lower of cost or market.  When using lower of cost or market to value inventory, market should not exceed the net realizable value or the estimated selling price less costs of completion and disposal.  During the fourth quarter of 2008, commodity prices decreased substantially.  As a result, we assessed our crude oil inventory for possible write-down, and recorded $1.2 million to write-down the Florida crude oil inventory to our net realizable value at December 31, 2008.

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

9.  Intangibles

In May 2007, we acquired certain interests in oil leases and related assets through the acquisition of a limited liability company from Calumet Florida, L.L.C. As part of this acquisition, we assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010.  A $3.4 million intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation.  Realized gains or losses from these contracts are recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts.  As of December 31, 2008, our intangible asset related to the crude oil sales contracts was $1.6 million.

In November 2007, we acquired oil and gas properties and facilities from Quicksilver. Included in the Quicksilver purchase price was a $5.2 million intangible asset related to retention bonuses. In connection with the acquisition, we entered into an agreement with Quicksilver which provides for Quicksilver to fund retention bonuses payable to 139 former Quicksilver employees in the event these employees remain continuously employed by BreitBurn Management from November 1, 2007 through November 1, 2009 or in the event of termination without cause, disability or death. The amortization expense of $2.1 million for 2008 and $1.4 million for 2007 are included in the total operating expenses line on the consolidated statement of operations.  As of December 31, 2008, our intangible asset related to Quicksilver retention bonuses was $1.7 million.

10.  Equity Investments

We had equity investments at December 31, 2008 and December 31, 2007 of $9.5 million and $15.6 million, respectively.  These investments are reported in the “Equity investments” line caption on the consolidated balance sheet and primarily represent investments in natural gas processing facilities.  For the years ended December 31, 2008 and 2007, we recorded $0.8 million and $0.3 million, respectively, in earnings from equity investments.  Earnings from equity investments are reported in the “Other Revenue” line caption on the consolidated statement of operations.
At December 31, 2008, our equity investments consisted primarily of a 24.5 percent limited partner interest and a 25.5 percent general partner interest in Wilderness Energy Services LP, with a combined carrying value of $8.2 million.  The remaining $1.3 million consists of smaller interests in several other investments.  At December 31, 2007, our equity investment totaled $15.6 million. The decrease in 2008 is primarily due to the final purchase price allocations related to our Quicksilver asset purchase.

11.  Long-Term Debt

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

The events that constitute an Event of Default (as defined in the Amended and Restated Credit Agreement) include: payment defaults; misrepresentations; breaches of covenants; cross-default and cross-acceleration to certain other indebtedness; adverse judgments against the Partnership in excess of a specified amount; changes in management or control; loss of permits; failure to perform under a material agreement; certain insolvency events; assertion of certain environmental claims; and occurrence of a material adverse effect.  At December 31, 2008 and December 31, 2007, the Partnership was in compliance with the credit facility’s covenants.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly owned subsidiaries entered into Amendment No. 1 to the Amended and Restated Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent (the “Agent”). Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement, from $750 million to $900 million. In addition, Amendment No. 1 to the Credit Agreement enacted certain additional amendments, waivers and consents to the Amended and Restated Credit Agreement and the related Security Agreement, dated November 1, 2007, among BOLP, certain of its subsidiaries and the Agent, necessary to permit the Amendment No. 1 to the First Amended and Restated Limited Partnership Agreement and the transactions consummated in the Purchase, Contribution and Partnership Transactions.  Under Amendment No. 1 to the Credit Agreement, the interest margins applicable to borrowings, the letter of credit fee and the commitment fee under the Amended and Restated Credit Agreement were increased by amounts ranging from 12.5 to 25 basis points.

As of December 31, 2008, approximately $736.0 million in indebtedness was outstanding under the Amended and Restated Credit Agreement.  The credit facility will mature on November 1, 2011.  At December 31, 2008, the LIBOR interest rate, a weighted average interest rate of our four outstanding LIBOR loans, was 2.350 percent on the LIBOR portion of $736.0 million.

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

As of December 31, 2008 and 2007, we were in compliance with the credit facility’s covenants.  At December 31, 2008 and 2007, we had $0.3 million and $0.3 million, respectively, in letters of credit outstanding.

Previous to the amended and restated credit agreement, we had in place a $400 million revolving credit facility with Wells Fargo Bank, N.A., as lead arranger, administrative agent, and issuing lender, and a syndicate of banks.  We entered the $400 million credit facility on October 10, 2006, in connection with our initial public offering.  The credit facility’s initial borrowing base was $90 million and was increased to $100 million in December 2006.  At December 31, 2006, the interest rate was the Prime Rate of 8.5 percent on the Prime Debt portion of $1.5 million.

Our interest expense is detailed in the following table:

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars	2008	2007	2006	2006
Credit facility	$25,487	$5,373	$11	$2,510
Commitment fees	1,047	503	61	141
Amortization of discount and deferred issuance costs	2,613	382	—	—
Total	$29,147	$6,258	$72	$2,651
Cash paid for interest on Credit facility (including realized losses on interest rate swaps)	$29,767	$3,545	$72	$2,651

12.  Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities as well as our estimate of the future timing of the costs to be incurred.  The total undiscounted amount of future cash flows required to settle our asset retirement obligations is estimated to be $256.8 million at December 31, 2008 and was $225.2 million at December 31, 2007.  The increase from prior year is attributable to increased cost estimates primarily for California fields.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from 7 to 50 years.  Estimated cash flows have been discounted at our credit adjusted risk free rate of 7 percent and adjusted for inflation using a rate of 2 percent.  Changes in the asset retirement obligation for the years ended December 31, 2008 and 2007 are presented in the following table:

	Year Ended December 31,
Thousands of dollars	2008	2007
Carrying amount, beginning of period	$27,819	$10,253
Liabilities settled in the current period	(1,054)	(367)
Revisions (1)	1,363	3,950
Acquisitions	—	12,955
Accretion expense	1,958	1,028

Carrying amount, end of period	$30,086	$27,819

(1) Increased cost estimates and revisions to reserve life.

13.  Partners’ Equity

At December 31, 2008, we had 52,635,634 Common Units outstanding.

On June 17, 2008, we purchased 14,404,962 Common Units from subsidiaries of Provident at $23.26 per unit, for a purchase price of approximately $335 million. These units have been cancelled and are no longer outstanding. This transaction was accounted for as a repurchase of issued Common Units and a cancellation of those Common Units. This transaction decreased equity by $ 336.2 million, including $1.2 million in capitalized transaction costs. We also purchased Provident’s 95.55 percent limited liability company interest in BreitBurn Management, which owned the General Partner.  Also on June 17, 2008, we entered into a Contribution Agreement with the General Partner, BreitBurn Management and BreitBurn Corporation, pursuant to which BreitBurn Corporation contributed its 4.45 percent limited liability company interest in BreitBurn Management to us in exchange for 19,955 Common Units and BreitBurn Management contributed its 100 percent limited liability company interest in the General Partner to us.  On the same date, we entered into Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of the Partnership, pursuant to which the economic portion of the General Partner’s 0.66473 percent general partner interest in us was eliminated.  As a result of these transactions, the General Partner and BreitBurn Management became our wholly owned subsidiaries.

On December 22, 2008, we entered into a Unit Purchase Rights Agreement, dated as of December 22, 2008 (the “Rights Agreement”), between us and American Stock Transfer & Trust Company LLC, as Rights Agent.  Under the Rights Agreement, each holder of Common Units at the close of business on December 31, 2008 automatically received a distribution of one unit purchase right (a “Right”), which entitles the registered holder to purchase from us one additional Common Unit at a price of $40.00 per Common Unit, subject to adjustment. We entered into the Rights agreement to increase the likelihood that our unitholders receive fair and equal treatment in the event of a takeover proposal.

The issuance of the Rights was not taxable to the holders of the Common Units, had no dilutive effect, will not affect our reported earnings per Common Unit, and will not change the method of trading the Common Units. The Rights will not trade separately from the Common Units unless the Rights become exercisable.  The Rights will become exercisable if a person or group acquires beneficial ownership of 20 percent or more of the outstanding Common Units or commences, or announces its intention to commence, a tender offer that could result in beneficial ownership of 20 percent or more of the outstanding Common Units. If the Rights become exercisable, each Right will entitle holders, other than the acquiring party, to purchase a number of Common Units having a market value of twice the then-current exercise price of the Right. Such provision will not apply to any person who, prior to the adoption of the Rights Agreement, beneficially owns 20 percent or more of the outstanding Common Units until such person acquires beneficial ownership of any additional Common Units.

The Rights Agreement has a term of three years and will expire on December 22, 2011, unless the term is extended, the Rights are earlier redeemed or we terminate the Rights Agreement.

Cash Distributions

The partnership agreement requires us to distribute all of our available cash quarterly.  Available cash is cash on hand, including cash from borrowings, at the end of a quarter after the payment of expenses and the establishment of reserves for future capital expenditures and operational needs.  We may fund a portion of capital expenditures with additional borrowings or issuances of additional units.  We may also borrow to make distributions to unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long term, but short-term factors have caused available cash from operations to be insufficient to pay the distribution at the current level.  The partnership agreement does not restrict our ability to borrow to pay distributions.  The cash distribution policy reflects a basic judgment that unitholders will be better served by us distributing our available cash, after expenses and reserves, rather than retaining it.

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

We do not have a legal obligation to pay distributions at any rate except as provided in the partnership agreement.  Our distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly.  Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, cash generated from our business in excess of the amount of reserves the General Partner determines is necessary or appropriate to provide for the conduct of the business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters.  The partnership agreement provides that any determination made by the General Partner in its capacity as general partner must be made in good faith and that any such determination will not be subject to any other standard imposed by the partnership agreement, the Delaware limited partnership statute or any other law, rule or regulation or at equity.

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

On November 14, 2008, we paid a cash distribution of approximately $27.4 million to our common unitholders of record as of the close of business on November 10, 2008.  The distribution that was paid to unitholders was $0.52 per Common Unit.

During the year ended December 31, 2008, we made payments equivalent to the distributions made to unitholders of $2.3 million on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

2007 Private Placements

On May 24, 2007, we sold 4,062,500 Common Units, at a negotiated purchase price of $32.00 per unit, to certain investors (the “Purchasers”).  We used $108 million from such sale to fund the cash consideration for the Calumet Acquisition and the remaining $22 million of the proceeds was used to repay indebtedness under our credit facility.  Most of the debt repaid was associated with our first quarter 2007 acquisition of the Lazy JL Field properties in West Texas.

On May 25, 2007, we sold an additional 2,967,744 Common Units to the same Purchasers at a negotiated purchase price of $31.00 per unit.  We used the proceeds of approximately $92 million to fund the BEPI Acquisition, including the termination of existing hedge contracts related to future production from BEPI.

On November 1, 2007, we sold 16,666,667 Common Units, at a negotiated purchase price of $27.00 per unit, to certain investors in a third private placement.  We used the proceeds from such sale to fund a portion of the cash consideration for the Quicksilver Acquisition. Also on November 1, 2007, we issued 21,347,972 Common Units to Quicksilver as partial consideration for the Quicksilver Acquisition as a private placement.

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

14.  Financial Instruments

Fair Value of Financial Instruments

Our commodity price risk management program is intended to reduce our exposure to commodity prices and to assist with stabilizing cash flow and distributions.  Routinely, we utilize derivative financial instruments to reduce this volatility.  During 2008, there has been extreme volatility and disruption in the capital and credit markets which has reached unprecedented levels and may adversely affect the financial condition of our derivative counterparties.  Although each of our derivative counterparties carried an S&P credit rating of A or above at December 31, 2008, we could be exposed to losses if a counterparty fails to perform in accordance with the terms of the contract.  This risk is managed by diversifying the derivative portfolio among counterparties meeting certain financial criteria.

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133.  Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges and instead recognize changes in the fair value immediately in earnings.  For the year ended December 31, 2008 we had realized losses of $55.9 million and unrealized gains of $388.0 million relating to our market based commodity contracts.  We had net financial instruments receivable relating to our commodity contracts of $292.3 million at December 31, 2008.

For the year ended December 31, 2007, we had realized losses of $6.6 million and unrealized losses of $103.9 million relating to our market based commodity contracts.  We had net financial instruments payable of $99.9 million at December 31, 2007. For the period October 10, 2006 to December 31, 2006, we had realized gains of $2.2 million and unrealized losses of $1.3 million relating to our market based commodity contracts.  We had net financial instruments receivable of $3.9 million at December 31, 2006.

For the period from January 1, 2006 to October 9, 2006, the predecessor had realized losses of $3.7 million and unrealized gains of $6.0 million relating to various market based contracts.

On September 19, 2008, due to Lehman Brothers’ bankruptcy, we terminated our crude oil derivative instruments with Lehman Brothers.  Our derivative contract with Lehman Brothers, commonly referred to as a “zero cost collar,” was for oil volumes of 1,000 Bbls/d for the full year 2011. This represented approximately 8 percent of our total 2011 oil and natural gas hedge portfolio. The floor price for the collar was $105.00 per Bbl and the ceiling price was $174.50 per Bbl.  This contract was replaced with contracts by substantially similar terms, with different counterparties, for oil volumes of 1,000 Bbls/d covering January 1, 2011 to January 31, 2011 and March 1, 2011 to December 31, 2011.

We had the following contracts in place at December 31, 2008:

	Year	Year	Year	Year
	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.14	$8.20	$9.21	$10.12
Collars:
Hedged Volume (MMBtu/d)	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.17	$8.26	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$75.51	$83.12	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,847	1,993	1,439	—
Average Price ($/Bbl)	$62.86	$64.40	$61.29	$—
Average Part. %	60.9%	55.5%	53.2%	—
Collars:
Hedged Volume (Bbls/d)	594	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$92.31	$102.84	$103.43	$110.00
Average Ceiling Price ($/Bbl)	$122.92	$136.16	$152.61	$145.39
Floors:
Hedged Volume (Bbls/d)	500	500	—	—
Average Floor Price ($/Bbl)	$100.00	$100.00	$—	$—
Total:
Hedged Volume (Bbls/d)	5,778	6,080	5,603	5,016
Average Price ($/Bbl)	$73.12	$82.52	$86.88	$102.27

(a) A participating swap combines a swap and a call option with the same strike price.

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of December 31, 2008, our total debt outstanding was $736.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate swaps in place at December 31, 2008, to fix a portion of floating LIBOR-base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
January 1, 2009 to January 8, 2009	$50,000	3.6200%
January 1, 2009 to January 20, 2009	200,000	3.6825%
January 1, 2009 to July 8, 2009	50,000	3.0450%
January 1, 2009 to January 8, 2010	100,000	3.3873%
January 20, 2009 to July 20, 2009	250,000	3.6825%
July 20, 2009 to December 20, 2010	300,000	3.6825%
December 20, 2010 to October 20, 2011	200,000	2.9900%

On September 19, 2008, due to Lehman Brothers’ bankruptcy, we terminated, at no cost, our interest rate swap with Lehman Brothers on $50 million at a fixed rate of 3.438 percent, which covered the period from January 8, 2008 to July 8, 2009. On October 2, 2008, we entered into a new interest rate swap on $50 million at a fixed rate of 3.0450 percent, for the period from September 8, 2008 to July 8, 2009.  These transactions are reflected in the table above.

For the year ended December 31, 2008, we had realized losses of $2.7 million and unrealized losses of $17.3 million relating to our interest rate swaps.  We had net financial instruments payable related to our interest rate swaps of $17.3 million at December 31, 2008.

Balance Sheet presentation of commodity and interest derivatives is as follows:

Thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Total Financial Instruments
Balance, December 31, 2008
Short-term assets	$44,086	$32,138	$—	$76,224
Long-term assets	145,061	73,942	—	219,003
Total assets	189,147	106,080	—	295,227

Short-term liabilities	(1,115)	—	(9,077)	(10,192)
Long-term liabilities	(1,820)	—	(8,238)	(10,058)
Total liabilities	(2,935)	—	(17,315)	(20,250)

Net assets (liabilities)	$186,212	$106,080	$(17,315)	$274,977

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

We principally use the income approach for our recurring fair value measurements and strive to use the best information available.  We use valuation techniques that maximize the use of observable inputs and obtain the majority of our inputs from published objective sources or third party market participants.  We incorporate the impact of nonperformance risk, including credit risk, into our fair value measurements.

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

Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  We include these assets and liabilities in Level 3 as required by current interpretations of SFAS 157.  As of December 31, 2008, our Level 3 assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.

As mentioned in Note 7, our wholly owned subsidiary BreitBurn Management provides us with general management services, including risk management activities.  Pursuant to a transition services agreement that terminated on December 31, 2008, BreitBurn Management contracted with Provident for the risk management services provided to us.

Provident’s risk management group calculated the fair values of our commodity swaps using risk management software that marks to market monthly fixed price delivery swap volumes using forward commodity price curves and market interest rates.  This pricing approach is commonly used by market participants to value commodity swap contracts for sale to the market.  Inputs are obtained from third party data providers and are verified to published data where available (e.g., NYMEX).

Fair value measurements for our interest rate swaps were also provided by Provident.  Monthly outstanding notional amounts are marked to market for each specific swap using forward interest rate curves.  This pricing approach is commonly used by market participants to value interest rate swap contracts for sale to the market.  Inputs are obtained from third party data providers and are verified to published data where available (e.g., LIBOR).

Provident’s risk management group used industry standard option pricing models contained in their risk management software to calculate the fair values associated with our commodity options.  Inputs to the option pricing models included fixed monthly commodity strike prices and volumes from each specific contract, commodity prices from commodity forward price curves, volatility and interest rate factors and time to expiry.  Model inputs were obtained from third party data providers and are verified to published data where available (e.g., NYMEX).

We reviewed the fair value calculations for our derivative instruments that we received from Provident’s risk management group on a monthly basis.  We also compared these fair value amounts to the fair value amounts that we receive from the counterparties to our derivative instruments.  We investigated differences and resolved and recorded any required changes prior to the issuance of our financial statements.

Financial assets and liabilities carried at fair value on a recurring basis are presented in the table below.  Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are categorized.

Recurring fair value measurements were:

	As of December 31, 2008
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity Derivatives (swaps, put and call options)	$—	$139,074	$153,218	$292,292
Other Derivatives (interest rate swaps)	—	(17,315)	—	(17,315)
Total	$—	$121,759	$153,218	$274,977

The following table sets forth a reconciliation of our derivative instruments classified as Level 3:

Thousands of dollars	Year Ended December 31, 2008
Assets (Liabilities):
Beginning balance	$44,236
Realized and unrealized gains (losses)	106,154
Purchases and issuances	7,452
Settlements	(4,624)
Balance at December 31, 2008	$153,218

Following the termination of the Lehman Brothers interest rate swap and crude oil zero cost collar, we entered into similar contracts with other counterparties.  Our net cost to replicate the terminated Lehman contracts was $4.2 million and we have recorded a provision related to the contract default in 2008. We have a claim of approximately $4.6 million in the Lehman bankruptcy case relating to the terminations.

Unrealized gains of $112.2 million for the year ended December 31, 2008 related to our derivative instruments classified as Level 3 are included in gains (losses) on commodity derivative instruments, net on the consolidated statements of operations. Realized losses of $6.0 million for the year ended December 31, 2008 related to our derivative instruments classified as Level 3 are also included in gains (losses) on commodity derivative instruments, net on the consolidated statements of operations.  Determination of fair values incorporates various factors as required by SFAS No. 157 including but not limited to the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities.

15.  Unit and Other Valuation-Based Compensation Plans

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.  On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management became our wholly owned subsidiary and entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses. In addition to the monthly fee, BreitBurn Management agreed to continue to charge BEC for direct expenses including incentive plan costs and direct payroll and administrative costs.  Beginning on June 17, 2008, all of BMC’s costs that were not charged to BEC are consolidated with our results.

Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities.  We were managed by our General Partner, the executive officers of which were and are employees of BreitBurn Management.  We had entered into an Administrative Services Agreement with BreitBurn Management.  Under the Administrative Services Agreement, we reimbursed BreitBurn Management for all direct and indirect expenses it incurred in connection with the services it performed on our behalf (including salary, bonus, certain incentive compensation and other amounts paid to executive officers and other employees).

Effective on the initial public offering date of October 10, 2006, BreitBurn Management adopted the existing Long-Term Incentive Plan (BreitBurn Management LTIP) and the Unit Appreciation Rights Plan (UAR plan) of the predecessor as previously amended. The predecessor’s Executive Phantom Option Plan, Unit Appreciation Plan for Officers and Key Individuals (Founders Plan), and the Performance Trust Units awarded to the Chief Financial Officer during 2006 under the BreitBurn Management LTIP, were adopted by BreitBurn Management with amendments at the initial public offering date as described in the subject plan discussions below.

We may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made.  We also have the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the Common Units are listed at that time.  However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant.  The plan will expire when units are no longer available under the plan for grants or, if earlier, its termination by us.

Unit Based Compensation

Prior to January 1, 2006, our predecessor applied the recognition and measurement principles of Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  Our predecessor used the method prescribed under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—and interpretation of APB Opinions No. 15 and 25, to calculate compensation expense associated with its awards.

Effective January 1, 2006, our predecessor adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method.  BreitBurn Management as successor is following the same method as BEC, our predecessor.  Under this transition method, equity-based compensation expense for the January 1, 2006 to October 9, 2006 period and October 10, 2006 to December 31, 2006 period included compensation expense for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123(R).  Unit based compensation awards granted prior to but not yet vested as of January 1, 2006 that are classified as liabilities were charged to compensation expense based on the fair value provisions of SFAS No. 123(R).  For the liability-based plans, we and our predecessor recognize these compensation expenses on a graded-vesting method.  Under the graded-vesting method, a company recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards.  For our RPU and CPU equity-based plans, we recognize our compensation expense on a straight line basis over the annual vesting periods as prescribed in the award agreements.

Awards classified as liabilities are revalued at each reporting period using the Black-Scholes option pricing model and changes in the fair value of the options are recognized as compensation expense over the vesting schedules of the awards.  Awards classified as equity are valued on the grant date and are recognized as compensation expense over the vesting period(s).  Option awards outstanding at the end of 2008 are liability-classified because the awards are settled in cash or have the option of being settled in cash or units at the choice of the holder, and they are indexed to either our Common Units or to Provident Trust Units.  The liability-classified option awards are distribution-protected awards through either an Adjustment Ratio as defined in the plan or the holders receive cumulative distribution amounts upon vesting equal to the actual distribution amounts per Common Unit of the underlying notional Units. In the Black-Scholes option pricing model, the expected volatilities are based primarily on the historical volatility of Provident’s units for Provident indexed units and the Alerian MLP Index for Partnership indexed units.  We and our predecessor use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates.  Due to the distribution protection provision of the plans, zero distribution yield is assumed in the pricing model; however, compensation cost is recognized based on the units adjusted for the Adjustment Ratio and for certain plans, it includes distribution amounts accumulated to the reporting date.

For the period January 1, 2006 to October 9, 2006, the predecessor’s net income was approximately $0.6 million higher than if the share based compensation was still accounted for under APB 25.  The Predecessor’s cumulative effect of adoption of SFAS No. 123(R) in 2006 was a benefit of approximately $0.6 million.

Executive Phantom Option Plan

Effective on the initial public offering date of October 10, 2006, the Phantom Options awarded to the Co-Chief Executive Officers during 2006, were adopted by BreitBurn Management and converted into three separate awards. The first award represented a one and one half percent interest with respect to the operations of the properties that were not transferred to us for the 2006 fiscal year. Its unit value was determined on the basis of an assessment of the valuation of the properties at the beginning of the fiscal period as compared to an assessment of the valuation of the properties at the end of the fiscal period plus distributions paid less a hurdle rate of eight percent. The second award represented a one and one half percent interest with respect to the operations of the properties that were transferred to us for the period of January 1, 2006 to the initial public offering date of October 10, 2006.  Its unit value was determined on the basis of an assessment of the valuation of the properties at the beginning of the fiscal period as compared to the valuation of the properties at the end of the fiscal period as determined using the initial public offering price plus distributions paid less a prorated hurdle rate. The third award represented a one and one half percent interest with respect to the operations of the properties that were transferred to us for the period beginning on the initial public offering date of October 10, 2006 and ending on December 31, 2006.  Its unit value was determined using the initial public offering price of $18.50 at October 10, 2006 as compared to the closing unit price of $24.10 on December 29, 2006 less a prorated hurdle rate. The first two awards were charged to the predecessor as compensation expense during 2006. The predecessor recorded compensation expense of $5.9 million for the period January 1, 2006 to October 9, 2006. The third award was charged to us resulting in an expense of $3.6 million for the period from October 10, 2006 to December 31, 2006. All phantom options granted for each plan year were settled in cash before March 1 of the following year.
Pursuant to the employment agreements between the predecessor and the Co-Chief Executive Officers, which were adopted by us and BreitBurn Management, at January 1, 2007, the Co-Chief Executive Officers were each awarded 336,364 phantom option units at a grant price of $24.10 per unit under the executive phantom option plan.  These phantom units, in late 2007, were cancelled and terminated in exchange for the right to receive a lump-sum payment of $2.4 million and 184,400 of Restricted Phantom Units (RPUs) at a grant price of $31.68 per unit, which has a fair value of $5.8 million.  The RPUs generally will vest and be paid in Common Units in three equal, annual installments on each anniversary date of the vesting commencement date of the award.  They will receive distributions quarterly at the same rate payable to common unitholders immediately after grant.  For detailed information on the RPUs, see discussions at the end of this note regarding “Restricted Phantom Units and Convertible Phantom Units.”

The RPUs are classified as equity awards.  Under the provisions of SFAS No.123(R), we recorded compensation expense of $7.0 million for the exchange of executive phantom options awards in 2007.  Of the total amount expensed in 2007, $4.6 million was recorded to equity. The remaining fair value of the awards in the amount of $1.2 million will be expensed ratably over a three-year period beginning in 2008 and is included later in this note under the Restricted Phantom Units and Convertible Phantom Units disclosure.

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

Effective on the initial public offering date of October 10, 2006, all outstanding unit appreciation rights under the Founders Plan were adopted by BreitBurn Management and converted into three separate awards.  The first award represented 2.2 million unit appreciation rights at a weighted average grant price of $0.76 per unit with respect to the operations of the properties that were not transferred to us.  The value of these unit appreciation rights at year-end 2006 was determined on the basis of an assessment of the valuation of the properties at the original grant date as compared to an assessment of the valuation of the properties at the end of the fiscal period plus distributions paid.  The second award represented 309,570 unit appreciation rights at a weighted average grant price of $4.70 per unit with respect to the operations of the properties that were transferred to us for the period from the original date of grant to the initial public offering date of October 10, 2006.  The value of the unit appreciation rights was determined on the basis of an assessment of the valuation of the properties at the original grant date as compared to the valuation of the properties at the end of the fiscal period as determined using the initial public offering price plus distributions paid.  The aggregate values of the vested and unvested units for the first two awards were $4 million and $2.4 million respectively, at December 31, 2006.  The predecessor had recorded $2.0 million of compensation expense under the plan in the period ended October 9, 2006.

The third award represented 309,570 Partnership unit appreciation rights at a base price of $18.50 per unit with respect to the operations of the properties that were transferred to us for the period beginning on the initial public offering date of October 10, 2006.  The award is liability-classified and is being charged to us as compensation expense over the remaining vesting schedule.  The value of the outstanding Partnership unit appreciation rights is remeasured each period using a Black-Scholes option pricing model.  Market prices of $7.05 and $28.90 were used in the model for the periods ending December 31, 2008 and December 31, 2007, respectively.  Expected volatility ranged from 9 percent to 21 percent and had a weighted average volatility of 9.8 percent. The average risk free rate used was approximately 3.3 percent.  The expected option terms ranged from one half year to two and one half years.

We recorded approximately $(0.3), $ 2.7 and $0.3 million of compensation expense/(income) under the plan for the year ended December 31, 2008, December 31, 2007 and the period ended December 31, 2006, respectively. The aggregate value of the vested unit appreciation rights was $0.4 million and the unvested obligation was zero at December 31, 2008.

The following table summarizes information about Appreciation Rights Units issued under the Founders Plan:

	December 31,
	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights Units	Exercise Price	Rights Units	Exercise Price	Rights Units	Exercise Price
Outstanding , beginning of period	214,107	$18.50	305,570	$18.50	305,570	$18.50
Exercised	(91,463)	18.50	(91,463)	18.50	—	—
Outstanding, end of period	122,644	$18.50	214,107	$18.50	305,570	$18.50

Exercisable, end of period	—	$—	—	$—	91,463	$18.50

BreitBurn Management LTIP and the Partnership LTIP

In September 2005, certain employees of the predecessor were granted restricted units (RTUs) and/or performance units (PTUs), both of which entitle the employee to receive cash compensation in relation to the value of a specified number of underlying notional trust units indexed to Provident Energy Trust Units.  The grants are based on personal performance objectives.  This plan replaced the Unit Appreciation Right Plan for Employees and Consultants for the period after September 2005 and subsequent years.  RTUs vest one third at the end of year one, one third at end of year two and one third at the end of year three after grant.  In general, cash payments equal to the value of the underlying notional units were made on the anniversary dates of the RTU to the employees entitled to receive them.  PTUs vest three years from the end of third year after grant and payout can range from zero to two hundred percent of the initial grant depending on the total return of the underlying notional units as compared to the returns of selected peer companies. The total return of the Provident Energy Trust unit is compared with the return of 25 selected Canadian trusts and funds.  The Provident indexed PTUs granted in 2005 and 2006 entitle employees to receive cash payments equal to the market price of the underlying notional units.  Under our LTIP, Partnership indexed PTUs were granted in 2007 and are payable in cash or may be paid in Common Units of the Partnership if elected at least 60 days prior to vesting by the grantees.  The total return of the Partnership unit is compared with the return of 49 companies in the Alerian MLP Index for the payout multiplier.  All of the grants are liability-classified.  Underlying notional units are established based on target salary LTIP threshold for each employee.  The awarded notional units are adjusted cumulatively thereafter for distribution payments through the use of an adjustment ratio.  The estimated fair value associated with RTUs and PTUs is expensed in the statement of income over the vesting period.

On June 17, 2008, we entered into the BreitBurn Management Purchase agreement with Pro LP and Pro GP.  The BreitBurn Management Purchase Agreement contains certain covenants of the parties relating to the allocation of responsibility for liabilities and obligations under certain pre-existing equity-based compensation plans adopted by BreitBurn Management, BEC and us.  The pre-existing compensation plans include the outstanding 2005 and 2006 LTIP grants which are indexed to the Provident Trust Units.  As a result, we paid $0.9 million for our share of the 2005 LTIP grants that vested in June 2008 in accordance with the agreed allocation of liability.

In September 2008, BreitBurn Management made an offer to holders of the 2006 LTIP grants to cash out their Provident-indexed units at $10.32 per share before the normal vesting date of December 31, 2008.  By the end of September 2008, the offer was accepted by all employees who had outstanding 2006 LTIP grants.  Consequently, compensation expense was recognized for the full amount of the remaining unvested liability during 2008.  BreitBurn Management paid employees $0.6 million in 2008 for its share of the 2006 LTIP grants in accordance with the agreed allocation of liability.

Under our LTIP, Partnership-indexed restricted units (RTUs) and/or performance units (PTUs) were granted in 2007 and are payable in cash or in Common Units of the Partnership if elected by the grantee at least 60 days prior to the vesting date.  For PTUs, a performance multiplier is applied and is determined by comparing our total return to the returns of 49 companies in the Alerian MLP Index.  All of the grants are liability-classified.  Underlying notional units are established based on target salary LTIP threshold for each employee.  The awarded notional units are adjusted cumulatively thereafter for distribution payments through the use of an adjustment ratio.  The estimated fair value associated with RTUs and PTUs is expensed in the statement of income over the vesting period.

We recognized $(0.5), $2.5 and $0.3 million of compensation expense/(income) for the years ended December 31, 2008, December 31, 2007 and for the period ended December 31, 2006.  Our share of the aggregate liability under the BreitBurn Management LTIP was $0.8 million at December 31, 2008.  The aggregate value of the vested and unvested units under the plan was $0.6 million and $0.2 million respectively, at December 31, 2008.

The following table summarizes information about the restricted/performance units granted in 2005 and 2006:

	Successor						Predecessor
	BreitBurn Management Company						BreitBurn Energy Company L.P.
	PVE indexed units						PVE indexed units
	December 31,				October 10 to		January 1 to
	2008		2007		December 31, 2006		October 9, 2006
		Weighted		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average	Number of	Average
	Units	Grant Price	Units	Grant Price	Units (a)	Grant Price	Units (a)	Grant Price
Outstanding , beginning of period	267,702	$10.77	318,389	$10.82	372,203	$11.05	232,740	$9.91
Granted	—	—	—	—	—	—	169,633	12.41
Exercised	(267,351)	10.77	(36,203)	10.87	(13,289)	12.41	(22,615)	9.91
Cancelled (b)	(351)	10.73	(14,484)	11.53	(40,525)	12.41	(7,555)	9.97
Outstanding, end of period	—	$10.77	267,702	$10.77	318,389	$10.82	372,203	$11.05

Exercisable, end of period	—	$—	—	$—	—	$—	—	$—

(a) Amounts exclude units attributable to the adjustment ratio.
(b) Cancelled units for October 10 to December 31, 2006 includes 40,290 PVE indexed units awarded to the Chief Financial Officer which were converted to Partnership indexed units.

The following table summarizes information about the restricted/performance units granted in 2007.  Market prices of $7.05 and $28.90 were used in the model for the periods ending December 31, 2008 and December 31, 2007, respectively.  Expected volatility ranged from 9 percent to 15 percent and had a weighted average volatility of 9.8 percent.  The average risk free rate ranged from 2 to 3.3 percent.  The expected option terms ranged from one year to two years.

	PTUs and RTUs
	December 31,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Units	Grant Price	Units	Grant Price
Outstanding , beginning of period	108,717	$23.64	20,483	$21.67
Granted	—	—	91,834	24.10
Exercised	(20,645)	20.39	(98)	24.10
Cancelled	(1,080)	24.10	(3,502)	24.10
Outstanding, end of period	86,992	$24.10	108,717	$23.64

Exercisable, end of period	—	$—	—	$—

Unit Appreciation Right Plan

In 2004, the predecessor adopted the Unit Appreciation Right Plan for Employees and Consultants (the ‘‘UAR Plan’’).  Under the UAR Plan, certain employees of the predecessor were granted unit appreciation rights (‘‘UARs’’).  The UARs entitle the employee to receive cash compensation in relation to the value of a specified number of underlying notional trust units of Provident (‘‘Phantom Units’’).  The exercise price and the vesting terms of the UARs were determined at the sole discretion of the Plan Administrator at the time of the grant.  The UAR Plan was replaced with the BreitBurn Management LTIP at the end of September 2005.  The grants issued prior to the replacement of the UAR Plan fully vested in 2008.

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

The total compensation expense for the UAR plan is allocated between us and our predecessor.  Our share of expense was an immaterial amount in 2008, $0.4 million in 2007 and $0.2 million for the period from October 10 to December 31, 2006 under the UAR Plan.  Our share of the aggregate liability under the UAR Plan was approximately $0.1 million at December 31, 2008.  The liability primarily represents accrued expense related to unpaid distributions on the fully vested UARs.  In the Black-Scholes option pricing model for this plan, the expected volatility used was 29 percent and the risk rate was 3.3 percent.  The expected option term is less than one half year.

The following table summarizes the information about UARs:
	Successor						Predecessor
	BreitBurn Management Company						BreitBurn Energy Company L.P.
	PVE indexed units						PVE indexed units
	December 31,				October 10 to		January 1 to
	2008		2007		December 31, 2006		October 9, 2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price

Outstanding , beginning of period	154,323	$9.16	474,521	$8.41	515,410	$8.34	770,026	$8.34
Exercised	(69,994)	9.18	(316,183)	8.96	(40,889)	8.20	(241,951)	8.20
Cancelled	—	—	(4,015)	9.16	—	—	(12,665)	8.90
Outstanding, end of period	84,329	$9.96	154,323	$9.65	474,521	$8.41	515,410	$8.39

Exercisable, end of period	84,329	$9.96	115,003	$9.53	86,882	$8.47	111,104	$8.24

Director Performance Units

Effective with the initial public offering, we also made grants of Restricted Phantom Units in the Partnership to the non-employee directors of our General Partner.  Each phantom unit is accompanied by a distribution equivalent unit right entitling the holder to an additional number of phantom units with a value equal to the amount of distributions paid on each of our Common Units until settlement.  Upon vesting, the majority of the phantom units will be paid in Common Units, except for certain directors’ awards which will be settled in cash.  The unit-settled awards are classified as equity and the cash-settled awards are classified as liabilities.  The estimated fair value associated with these phantom units is expensed in the statement of income over the vesting period.  The accumulated compensation expense for unit-settled awards is reported in equity and for cash-settled grants, it is reflected as a liability on the consolidated balance sheet.

We recorded compensation expense for the director’s phantom units of approximately $0.1 million in 2008 and $0.5 million in 2007.  Compensation expense recorded for the period October 10, 2006 through December 31, 2006 amounted to an immaterial amount.  Our aggregate liability under the outstanding grants was $0.8 million at December 31, 2008 of which $0.4 million represents the unvested portion.

The following table summarizes information about the Director Performance Units:

	December 31,
	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average	Performance	Average
	Units	Grant Price	Units	Grant Price	Units	Grant Price
Outstanding , beginning of period	37,473	$21.11	20,026	$18.50	—	$—
Granted	20,146	27.35	17,447	24.10	20,026	18.50
Exercised	(22,190)	23.05	—	—	—	—
Outstanding, end of period	35,429	$23.44	37,473	$21.11	20,026	$18.50

Exercisable, end of period	—	$—	—	$—	—	$—

Restricted Phantom Units and Convertible Phantom Units

In connection with the changes to BreitBurn Management’s executive compensation program, the board of directors of our General Partner has approved two new types of awards under our LTIP, namely, Restricted Phantom Units (RPUs) and Convertible Phantom Units (CPUs).  In December 2007, seven executives of our General Partner received 188,545 units of RPUs and 681,500 units of CPUs at a grant price of $30.29 per Common Unit.  Each of the awards has the vesting commencement date of January 1, 2008.  In November 2007, the Co-Chief Executive Officers also received 184,400 of Restricted Phantom Units (RPUs) at a grant price of $31.68 per Common Unit under our Long-Term Incentive Plan.  Those executive officers received CPU grants because they are in the best position to influence our operating results and, therefore, the amount of distributions we make to holders of our Common Units.  As discussed below, payments under CPUs are significantly tied to the amount of distributions we make to holders of our Common Units.  As discussed further below, the number of CPUs ultimately awarded to each of these senior executives is based upon the level of distributions to common unitholders achieved during the term of the CPUs.  The CPU grants vest over a longer-term period of up to five years.  Therefore, these grants will not be made on an annual basis.  New grants could be made at the board’s discretion at a future date after the present CPU grants have vested.  A holder of an RPU is entitled to receive payments equal to quarterly distributions in cash at the time they are made.  As a result, we believe that RPUs better incentivize holders of these awards to grow stable distributions for our common unitholders than do performance units.  In 2008, the board of directors of the General Partner granted 245,290 RPUs to employees at a weighted average price of $20.44.

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

Prior to vesting, a holder of a CPU is entitled to receive payments equal to the amount of distributions made by us with respect to each of the Common Units multiplied by the number of Common Unit equivalents underlying the CPUs at the time of the distribution.  Initially, one Common Unit equivalent underlies each CPU at the time it was awarded to the grantee.  However, the number of Common Unit equivalents underlying the CPUs increase at a compounded rate of 25 percent upon the achievement of each 5 percent compounded increase in the distributions paid by us to our common unitholders.  Conversely, the number of Common Unit equivalents underlying the CPUs decrease at a compounded rate of 25 percent if the distributions paid by us to our common unitholders decreases at a compounded rate of 5 percent.

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

In the event that CPUs vest due to the death or disability of the grantee or his or her termination without cause or good reason, the CPUs would convert into a number of Common Units equal to the number of Common Unit equivalents underlying the CPUs at such time, pro-rated based on when the death or disability occurred.  First, the number of Common Unit equivalents would be calculated based upon the aggregate amount of distributions made per Common Unit for the preceding four quarters or, if such calculation would provide for a greater number of Common Unit equivalents, the most recently announced quarterly distribution level by us on an annualized basis.  Then, this number would be pro rated by multiplying it by a percentage equal to:

•	if such termination occurs on or before December 31, 2008, a percentage equal to 40 percent;
•	if such termination occurs on or before December 31, 2009, a percentage equal to 60 percent;
•	if such termination occurs on or before December 31, 2010, a percentage equal to 80 percent; and
•	if such termination occurs on or after January 1, 2011, a percentage equal to 100 percent.

        In 2008, we recognized compensation expense of $7.5 million related to its CPUs and RPUs.

        The following table summarizes information about the CPUs and RPUs:

	December 31,
	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	RPU	Average	RPU	Average	CPU	Average
	Units	Grant Price	Units	Grant Price	Units	Grant Price
Outstanding , beginning of period (a)	372,945	$30.98	372,945	$30.98	681,500	$30.29
Granted	245,290	20.44	—	—	—	—
Cancelled	(10,972)	20.83	—	—	—	—
Outstanding, end of period	607,263	$26.91	372,945	$30.98	681,500	$30.29

Exercisable, end of period	—	$—	—	$—	—	$—

(a) 2007 includes Co-Chief Executive Officers' 184,400 RPUs received as a result of the termination of the executive phantom option plan in November 2007.

16.  Commitments and Contingencies

Lease Rental Obligations

We had operating leases for office space and other property and equipment having initial or remaining noncancelable lease terms in excess of one year.  Our future minimum rental payments for operating leases at December 31, 2008 are presented below:

	Payments Due by Year
Thousands of dollars	2009	2010	2011	2012	2013	after 2013	Total
Operating leases	$2,232	$2,126	$1,989	$1,656	$1,272	$2,143	$11,418

BreitBurn Management, our wholly owned subsidiary, has office, vehicle (primarily work vehicles used in our field operations) and office equipment leases.  Net rental payments made under non-cancelable operating leases were $2.88 million in 2008, $0.4 million in 2007 and $0.1 million for the period from October 10, 2006 to December 31, 2006.  For the period from January 1, 2006 to October 9, 2006, the predecessor’s net rental payments were $0.3 million.

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At December 31, 2008, we had $10.1 million in surety bonds and we had $0.3 million in letters of credit outstanding.  At December 31, 2007, we had $7.6 million in surety bonds and $0.3 million in letters of credit outstanding.

Other

On October 31, 2008, Quicksilver, an owner of more than five percent of our Common Units, instituted a lawsuit in the District Court of Tarrant County, Texas naming us as a defendant along with BreitBurn GP, BOLP, BOGP, Randall H. Breitenbach, Halbert S. Washburn, Gregory J. Moroney, Charles S. Weiss, Randall J. Findlay, Thomas W. Buchanan, Grant D. Billing and Provident.  On December 12, 2008, Quicksilver filed an Amended Petition and asserted twelve different counts against the various defendants.  The primary claims are as follows:  Quicksilver alleges that BOLP breached the Contribution Agreement with Quicksilver, dated September 11, 2007, based on allegations that we made false and misleading statements relating to its relationship with Provident.  Quicksilver also alleges common law and statutory fraud claims against all of the defendants by contending that the defendants made false and misleading statements to induce Quicksilver to acquire Common Units in us.  Finally, Quicksilver alleges claims for breach of the Partnership’s First Amended and Restated Agreement of Limited Partnership, dated as of October 10, 2006 (“Partnership Agreement”), and other common law claims relating to certain transactions and an amendment to the Partnership Agreement that occurred in June 2008.  Quicksilver seeks a temporary and permanent injunction, a declaratory judgment relating primarily to the interpretation of the Partnership Agreement and the voting rights in that agreement, indemnification, punitive or exemplary damages, avoidance of BreitBurn GP's assignment to us of all of its economic interest in us, attorneys’ fees and costs, pre- and post-judgment interest, and monetary damages.  The parties to the lawsuit are engaged in discovery pursuant to an agreed scheduling order.  On February 17, 2009, we filed a motion for summary judgment which is scheduled to be heard on March 26, 2009.  A hearing on Quicksilver’s request for a temporary injunction is scheduled for April 6, 2009.

We are defending ourselves vigorously in connection with the allegations in the lawsuit.  Because this lawsuit still is at an early stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings other than as mentioned above.  In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statues to which we are subject.

17.  Supplemental property tax billings

In May 2006, the predecessor received supplemental property tax billings from Los Angeles County amounting to approximately $0.3 million (net of expected recoveries from working interest and mineral interest owners) related to a reassessment of mineral values associated with its oil and gas properties located in Los Angeles County.  This reassessment was performed by Los Angeles County as a result of Provident’s purchase of BEC on June 15, 2004.  The supplemental billings covered the period from July 1, 2005 to June 30, 2006.

In June 2006, the predecessor received supplemental property tax billings from Los Angeles County amounting to approximately $1.3 million related to a reassessment of mineral values associated with those properties as a result of Provident’s purchase of BEC.  After projecting recoveries from outside working interest and mineral interest owners, the predecessor’s net property tax liability was approximately $1.1 million for the period July 1, 2004 to June 30, 2005.

At year end 2004, a review of California counties’ recent practices of oil and gas property value assessments indicated that a value reassessment of BEC’s California oil and gas properties would likely not occur until the annual lien date of January 1, 2005.  The predecessor employed third party property tax experts to assist with this review.  As a result, the predecessor concluded that its property tax liabilities accrued at year end 2004 were proper.

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

18.  Retirement Plan

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of BreitBurn Management. BreitBurn Management has a defined contribution retirement plan, which covers substantially all of its employees who have completed at least three months of service. The plan provides for BreitBurn Management to make regular contributions based on employee contributions as provided for in the plan agreement. Employees fully vest in BreitBurn Management’s contributions after five years of service. BEC is charged for a portion of the matching contributions made by BreitBurn Management. For the year ended December 31, 2008, the matching contribution paid by us was $0.4 million. For the year ended December 31, 2007 and the period from October 10, 2006 to December 31, 2006, the matching contributions paid by us were $0.1 million and a negligible amount, respectively. The Predecessor paid $0.1 million in matching contributions for the period ended October 9, 2006.

19.  Significant Customers

We sell oil, natural gas and natural gas liquids primarily to large domestic refiners.  For the year ended December 31, 2008, our purchasers which accounted for 10 percent or more of net sales were ConocoPhillips which accounted for 25 percent of net sales and Marathon Oil Company which accounted for 13 percent of net sales.  For the years ended December 31, 2007 and 2006, ConocoPhillips purchased approximately 20 percent and 45 percent of our production, respectively, and Marathon Oil Company purchased approximately 24 percent and 28 percent of our production, respectively.

20.  Minority Interest

Through our BEPI Acquisition (see Note 4 - Acquisitions), we acquired the limited partner interest (99 percent) of BEPI.  As such, we are fully consolidating the results of BEPI and thus are recognizing a minority interest liability representing the book value of the general partner’s interests.  At December 31, 2008, the amount of this minority interest liability was $0.5 million.  The general partner of BEPI holds a 35 percent reversionary interest under the existing limited partnership agreement applicable to the properties.  Based on year end price and cost projections, the revisionary interest payout is not expected to occur.

21.  Subsequent Events

On January 22, 2009, we terminated a portion of our 2011 and 2012 crude oil swaps (1,939 Bbls/d at $90.00 per Bbl) and replaced them with new contracts with the same counterparty for the same volumes at market prices ($63.30 per Bbl).  We realized $32.3 million from this termination.  On January 26, 2009, we terminated a portion of our 2011 and 2012 natural gas swaps and replaced them with new contracts with the same counterparty for the same volumes at market prices. We realized $13.3 million from this termination.  Proceeds from these contracts were used to pay down debt.

On February 13, 2009, we paid a cash distribution of approximately $27.4 million to our common unitholders of record as of the close of business on February 9, 2009.  The distribution that was paid to unitholders was $0.52 per Common Unit.  In February 2009 we also made payments equivalent to the distribution made to unitholders of $0.7 million on Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

On February 19, 2009, 134,377 Common Units were issued to employees under our 2006 Long-Term Incentive Plan, increasing our outstanding Common Units to 52,770,011.  See Note 15 for information regarding our unit based compensation plans.

22.  Oil and Natural Gas Activities (Unaudited)

Costs incurred

Our oil and natural gas activities are conducted in the United States.  The following table summarizes the costs incurred by us, as successor, and BEC, as the Predecessor:

	Successor			Predecessor
	Year Ended	Year Ended	October 10 to	January 1 to
	December 31,	December 31,	December 31,	October 9,
Thousands of dollars	2008	2007	2006	2006
Property acquisition costs (1)
Proved	$—	$1,437,129	$—	$—
Unproved	—	213,344	—	—
Development costs	129,503	26,959	1,248	36,941
Asset retirement costs	1,363	3,583	2,633	—
Pipelines and processing facilities (1)	—	48,810	—	—
Total	$130,866	$1,729,825	$3,881	$36,941

(1) See Note 4 - Acquisitions for additional information

Capitalized costs

The following table presents the aggregate capitalized costs subject to depreciation, depletion and amortization relating to oil and gas activities, and the aggregate related accumulated allowance.

	At December 31,	At December 31,
Thousands of dollars	2008	2007
Proved properties and related producing assets	$1,734,932	$1,648,787
Pipelines and processing facilities	112,726	48,810
Unproved properties	209,873	213,344
Accumulated depreciation, depletion and amortization	(223,575)	(46,877)
	$1,833,956	$1,864,064

The average DD&A rate per equivalent unit of production for our year ended December 31, 2008 was $26.42 per Boe. The average DD&A rate per equivalent unit of production for us over the year ended December 31, 2007 was $9.75 per Boe.  The increase in the DD&A rate was primarily due to our 2007 acquisitions, price related depletion and depreciation adjustments of $34.5 million and field impairments totaling $51.9 million.

Results of operations for oil and gas producing activities

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues and expenses, general and administrative expenses, interest expenses and interest income.

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars	2008	2007	2006	2006
Oil, natural gas and NGL sales	$467,381	$184,372	$18,452	$110,329
Realized gain (loss) on derivative instruments	(55,946)	(6,556)	2,181	(3,692)
Unrealized gain (loss) on derivative instruments	388,048	(103,862)	(1,299)	5,983
Operating costs	(149,681)	(70,329)	(7,159)	(33,583)
Depreciation, depletion, and amortization	(178,657)	(29,277)	(2,488)	(10,554)
Pre-tax Income	471,145	(25,652)	9,687	68,483
Income tax expense (benefit)	1,939	(1,229)	(40)	90
Results of producing operations	$469,206	$(24,423)	$9,727	$68,393

Supplemental reserve information

The following information summarizes our estimated proved reserves of oil (including condensate and natural gas liquids) and natural gas and the present values thereof for the years ended December 31, 2008 and 2007 and the period from October 10, 2006 to December 31, 2006.  The information for BEC, the Predecessor, is presented for the period from January 1, 2006 to October 9, 2006.  The following reserve information is based upon reports by Netherland, Sewell & Associates, Inc. and Schlumberger Data & Consulting Services, independent petroleum engineering firms.  The estimates are prepared in accordance with SEC regulations.

Management believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable.  However, there are numerous uncertainties inherent in estimating quantities and values of the estimated proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control.  Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  Because all reserve estimates are to some degree speculative, the quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates.  In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.  Therefore, the standardized measure of discounted net future cash flows shown below represents estimates only and should not be construed as the current market value of the estimated oil and gas reserves attributable to our properties.  In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties included in the preceding year’s estimates.  Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.  The beginning balance of the successor in 2006, which is reflected on the table as contributions from predecessor, represents the estimated reserves in place at the time the initial public offering was completed on October 10, 2006.  Decreases in the prices of oil and natural gas and increases in operating expenses have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and revenues, profitability and cash flow.

The following table sets forth certain data pertaining to our estimated proved and proved developed reserves for the years ended December 31, 2008 and 2007, data for the period from October 10, 2006 to December 31, 2006 representing us as successor and the predecessor’s data for the year 2006.

	Successor						Predecessor
	Year Ended December 31,				October 10-
	2008		2007		December 31, 2006 (b)		2006 (a)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
In Thousands	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)
Proved Reserves
Beginning balance	58,095	505,069	30,042	4,190	—	—	58,185	17,022
Contribution from Predecessor (c) (d)	—	—	—	—	30,408	4,270	(30,408)	(4,270)
Revision of previous estimates (d)	(29,106)	(16,251)	3,260	(534)	—	—	521	1,498
Extensions, discoveries and other additions (d)	—	—	118	—	—	—	1,898	—
Purchase of reserves in-place	—	—	27,005	505,547	—	—	—	—
Production (a) (b)	(3,079)	(22,384)	(2,330)	(4,134)	(366)	(80)	(2,036)	(657)

Ending balance	25,910	466,434	58,095	505,069	30,042	4,190	28,160	13,593

Proved Developed Reserves

Beginning balance	52,103	457,444	27,786	4,190	—	—	45,195	8,359
Ending balance	23,346	433,780	52,103	457,444	27,786	4,190	17,292	4,588

(a)	2006 production for predecessor is from January 1 - October 9 for Contributed Properties and January 1 - December 31 for Retained Properties.
(b)	2006 production for Successor is from October 10 - December 31, 2006 for Contributed Properties.
(c)
Contribution from predecessor to the Successor as of October 10, 2006.  The contributed amount was determined by subtracting Successor production for the period from October 10 to December 31, 2006 from the year-end reserve balance of the Successor.

(d)
Additions due to infill drilling are classified in Revisions and were approximately 741 MBbl for oil and 35,834 MMcf for natural gas in 2008 and 1,422 MBbl for oil and 19 MMcf for natural gas in 2007.  For 2006, revisions attributable to extensions, discoveries, additions and revisions of previous estimates were determined at year-end.  Because these adjustments were not determinable at October 10, 2006, all adjustments appear in the predecessor's reserve amounts.  For 2006, additions due to infill drilling were not reclassified from extensions, discoveries and other additions.

Standardized measure of discounted future net cash flows

The Standardized Measure of discounted future net cash flows relating to our estimated proved crude oil and natural gas reserves as of December 31, 2008 and 2007, and the predecessor’s data as of the year ended December 31, 2006 is presented below:

	December 31,
Thousands of dollars	2008	2007	2006
Future cash inflows	3,523,524	8,154,921	$1,572,245
Future development costs	(212,951)	(370,594)	(126,171)
Future production expense	(1,843,986)	(3,360,451)	(788,287)
Future net cash flows	1,466,587	4,423,876	657,787
Discounted at 10% per year	(874,327)	(2,511,409)	(345,288)
Standardized measure of discounted future net cash flows	$592,260	$1,912,467	$312,499

The standardized measure of discounted future net cash flows discounted at ten percent from production of proved reserves was developed as follows:

1.	An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.
In accordance with SEC guidelines, the reserve engineers’ estimates of future net revenues from our estimated proved properties and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.  We have entered into various arrangements to fix or limit the prices relating to a portion of our oil and gas production.  Arrangements in effect at December 31, 2008 are discussed in Note 14.  Such risk management arrangements are not reflected in the reserve reports.  Representative market prices at the as-of date for the reserve reports as of December 31, 2008, 2007 and 2006 were $44.60 ($20.12 for Wyoming), $95.95 ($54.52 for Wyoming) and $60.85 per barrel of oil, respectively, and $5.71, $6.80 and $5.64 per MMBTU of gas, respectively.

3.
The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.  Future net cash flows assume no future income tax expense as we are essentially a non-taxable entity except for two tax paying corporations whose future income tax liabilities on a discounted basis are insignificant.

The principal sources of changes in the Standardized Measure of the future net cash flows for the year ended December 31, 2008, December 31, 2007 and the period ended from October 10 to December 31, 2006 is presented below:

	Successor
	December 31,	December 31,	Oct 10-Dec 31,
Thousands of dollars	2008	2007	2006
Beginning balance	$1,912,467	$312,499	—
Contribution from Predecessor	—	—	323,792
Sales, net of production expense	(317,700)	(114,041)	(11,293)
Net change in sales and transfer prices, net of production expense	(1,306,752)	243,374	—
Previously estimated development costs incurred during year	57,694	15,451	—
Changes in estimated future development costs	(98,064)	(22,683)	—
Extensions, discoveries and improved recovery, net of costs	—	2,602	—
Purchase of reserves in place	—	1,386,133	—
Revision of quantity estimates and timing of estimated production	153,368	57,882	—
Accretion of discount	191,247	31,250	—
Net change in income taxes	—	—	—
Ending balance	$592,260	$1,912,467	$312,499

23.  Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Oil, natural gas and natural gas liquid sales	$115,849	$139,962	$130,249	$81,321
Gains (losses) on derivative instruments	(83,387)	(353,282)	407,441	361,330
Other revenue, net	875	643	806	596
Total revenue	$33,337	$(212,677)	$538,496	$443,247

Operating income (loss) (1)	(34,455)	(282,267)	468,625	277,451

Net income (loss) (1)	(41,140)	(286,240)	454,454	251,162

Limited Partners' interest in loss (1)	(40,867)	(284,494)	454,454	251,162

Basic net loss per limited partner unit (2)	(0.61)	(4.39)	8.63	4.77
Diluted net loss per limited partner unit (2)	(0.61)	(4.39)	8.41	4.65

Basic units outstanding	67,020,641	64,807,563	52,635,634	52,635,634
Diluted units outstanding	67,020,641	64,807,563	54,062,291	54,019,830

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Oil, natural gas and natural gas liquid sales	$21,389	$32,413	$49,528	$81,042
Gains (losses) on derivative instruments	(6,668)	(7,551)	(24,767)	(71,432)
Other revenue, net	241	237	130	429
Total revenue	$14,962	$25,099	$24,891	$10,039

Operating loss	(4,361)	(670)	(7,195)	(43,122)

Net loss	(4,756)	(1,068)	(7,467)	(47,066)

Limited Partners' interest in loss	(4,661)	(1,052)	(7,353)	(46,619)

Basic net loss per limited partner unit (2)	(0.21)	(0.04)	(0.25)	(0.86)
Diluted net loss per limited partner unit (2)	(0.21)	(0.04)	(0.25)	(0.86)

Basic units outstanding	21,975,758	24,816,419	29,006,002	54,349,093
Diluted units outstanding	21,975,758	24,816,419	29,006,002	54,349,093

(1) Fourth quarter 2008 includes $86.4 million for total impairments and price related adjustments and depreciation expense.
(2) Due to changes in the number of weighted average common units outstanding that may occur each quarter, the earnings per unit amounts for certain quarters may not be additive.