Form 10-K/A
period 2008-12-31
BreitBurn Energy Partners L.P.
filed 2009-04-20
CIK 1357371

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number: 001-33055

BreitBurn Energy Partners L.P.
(Exact name of registrant as specified in its charter)

Delaware	74-3169953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 South Flower Street, Suite 4800 Los Angeles, California 90071	90071
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (213) 225-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No  ☒

As of April 17, 2009, there were 52,770,011 Common Units outstanding.  The aggregate market value of the Common Units held by non-affiliates of the registrant (98.69 percent) was approximately $1,124,000,000 for the Common Units on June 30, 2008 based on $21.63 per unit, the last reported sales price of Common Units on the Nasdaq Global Select Market on such date.  The calculation of the aggregate market value of the Common Units held by non-affiliates of the registrant is based on an assumption that Quicksilver Resources Inc., which owns 21,347,972 Common Units, representing 40.56 percent of the outstanding Common Units, is a non-affiliate of the registrant.

Documents Incorporated By Reference:
None

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for the Partnership’s 2009 Annual Meeting of Unitholders has been deleted and (ii) the information with respect to the number of outstanding Common Units has been updated. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

BREITBURN ENERGY PARTNERS L.P. AND SUBSIDIARIES
TABLE OF CONTENTS

i

PART III

Item 10. Directors and Executive Officers of Our General Partner.

Partnership Management and Governance

BreitBurn GP, LLC, our general partner (“our general partner”), manages our operations and activities on our behalf.  Prior to June 17, 2008, the membership interests in our general partner were held by BreitBurn Management Company, LLC (“BreitBurn Management”).  In addition, prior to that date, 95.55% of the membership interests in BreitBurn Management were held by Provident Energy Trust (“Provident”) and the remaining 4.45% of the membership interests in BreitBurn Management were held by BreitBurn Energy Corporation, a California corporation wholly owned by the Co-Chief Executive Officers of our general partner (“BreitBurn Corp”).  On June 17, 2008, we, BreitBurn Corp, BreitBurn Management, Provident and certain of its subsidiaries completed a series of transactions (the “Purchase, Contribution and Partnership Transactions”), pursuant to which, among other things, our general partner and BreitBurn Management became our wholly-owned subsidiaries.  In connection with such transactions, our partnership agreement (the “Partnership Agreement”) was amended to provide that our limited partners holding common units representing limited partner interests in us (“Common Units”) shall have the right to nominate and vote in the election of directors to the board of directors of our general partner.  See  “—Item 1. Business —Ownership and Structure” in the Original 10-K for a further discussion of the Purchase, Contribution and Partnership Transactions.

The Partnership Agreement provides that an annual meeting of the limited partners for the election of directors to the board of directors will be held in July of each year or at such other date and time as may be fixed from time to time by our general partner.  On April 7, 2009, the board of directors of our general partner fixed November 30, 2009 as the date for the 2009 annual meeting. The limited partners will vote together as a single class for the election of two directors to the board of directors. The limited partners entitled to vote will elect by a plurality of the votes cast at such meeting persons to serve on the board of directors who are nominated in accordance with the provisions of the Partnership Agreement.

With respect to the election of directors to the board of directors, (A) we and our general partner will not be entitled to vote Common Units that are otherwise entitled to vote at any meeting of the limited partners, and (B) if at any time any person or group beneficially owns 20% or more of the Outstanding Partnership Securities (as defined in the Partnership Agreement) of any class then outstanding, then all Partnership Securities (as defined in the Partnership Agreement) owned by such person or group in excess of 20% of the Outstanding Partnership Securities of the applicable class may not be voted, and in each case, the foregoing Common Units will not be counted when calculating the required votes for such matter and will not be deemed to be Outstanding (as defined in the Partnership Agreement) for purposes of determining a quorum for such meeting.  Such Common Units will not be treated as a separate class of Partnership Securities for purposes of the Partnership Agreement.  The number of directors constituting the whole board of directors of our general partner may not be less than five or more than nine as established from time to time by a resolution adopted by a majority of the directors. The board has been divided into three classes, Class I, Class II, and Class III. Each director will serve for a term ending as provided in the Partnership Agreement.  However, the directors designated in the limited liability company agreement of our general partner to Class I will serve for an initial term that expires at the annual meeting held in 2009, the directors designated to Class II will serve for an initial term that expires at the annual meeting held in 2010, and the directors designated to Class III will serve for an initial term that expires at the annual meeting held in 2011. At each succeeding annual meeting beginning with the annual meeting held in 2009, successors to the class of directors whose term expires at that annual meeting will be elected for a three-year term.

The board of directors of our general partner currently has a total of six members.  The directors and the Class in which each such director is a member are designated as follows:

John R. Butler, Jr., Class I
Gregory J. Moroney, Class I
Randall H. Breitenbach, Class II
Charles S. Weiss, Class II
David B. Kilpatrick, Class III
Halbert S. Washburn, Class III

The board of directors has two standing committees: the audit committee and the compensation and governance committee.  The members of the compensation and governance committee are David B. Kilpatrick, John R. Butler, Jr., Gregory J. Moroney and Charles S. Weiss.  The compensation and governance committee's primary functions are to: (i) review the compensation of our executive officers and directors; (ii) review the executive compensation disclosure to be included in our annual report on Form 10-K or proxy statement; (iii) determine and make grants under the Partnership’s 2006 Long Term Incentive Plan; (iv) review management’s recommendations for employee compensation and benefits; (iv) assist the board of directors in corporate governance matters; and (v) recommend new candidates for election to the board and assist the board in evaluating the performance of its members.

The Co-Chief Executive Officers of our general partner also participate in the compensation process by: (i) providing evaluations of other executive officers; (ii) presenting overall results of the Partnership’s performance based upon the achievements of each functional department; (iii) in some years, reviewing peer group information and compensation recommendations and providing feedback regarding the potential impact to the Partnership; and (iv) participating in compensation and governance committee meetings at the invitation of the committee, subject to exclusion from certain meetings or portions thereof intended to be exclusive of management.  The Chief Financial Officer of our general partner evaluates the financial implications and affordability of compensation programs.  Other executive officers may periodically participate in the compensation process and compensation and governance committee meetings at the invitation of the committee to advise on performance and/or activity in areas with respect to which these executive officers have particular knowledge or expertise.

The members of the audit committee are Charles S. Weiss, John R. Butler, Jr., David B. Kilpatrick  and Gregory J. Moroney.  The board of directors of our general partner has determined that one member of the audit committee, Charles S. Weiss, qualifies as an “audit committee financial expert” as defined by SEC rules.  NASDAQ Stock Market and SEC rules establish independence standards for directors and require that the audit committee be comprised of at least three directors determined to be independent.  NASDAQ Stock Market rules establish procedures for determining independence.  Messrs. Butler, Kilpatrick, Moroney and Weiss meet the independence standards established by the NASDAQ Stock Market and SEC rules.  The audit committee's primary functions are to assist the board of directors with respect to (i) the review of the financial statements and the financial reporting of the Partnership; (ii) the assessment of the Partnership's internal controls; (iii) the appointment, compensation and evaluation of the external auditor and the oversight of the external audit process; (iv) the performance of the Partnership's internal audit function; (v) the review and approval on an ongoing basis of all material related party transactions required to be approved by the board; (vi) the resolution of any conflicts of interest with our general partner and its affiliates and (vii) the preparation of the audit committee report included in this report.

As required by our Partnership Agreement, the board relies on the audit committee to determine if the resolution of a conflict of interest with our affiliates is fair and reasonable to us.  Any matters approved by the audit committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.  Even though most companies listed on the Nasdaq Global Select Market are required to have a majority of independent directors serving on the board, the Nasdaq Global Select Market does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner, although at present we do meet that requirement.

For the period from March 1, 2008 through March 1, 2009, there was one conflict of interest presented to the audit committee for consideration.  In May 2008, in connection with the Purchase, Contribution and Partnership Transactions, the board referred the evaluation and negotiation of the acquisition of Provident’s interests in the Partnership by us and the related exchange by BreitBurn Corp, a corporation wholly owned by the Co-Chief Executive Officers of our general partner, of its 4.45% limited liability company interest in BreitBurn Management to the Partnership in exchange for 19,955 Common Units to the audit committee, acting as the conflicts committee.  The audit committee negotiated the terms of the Purchase, Contribution and Partnership Transactions and recommended to the board that it approve these transactions as being fair and reasonable to the Partnership.

In addition, in February, 2008, the board approved additional compensation for the independent directors serving on the audit committee for acting as the conflicts committee.  Each independent director serving at that time on the committee received a supplemental retainer of $40,000 for having reviewed and evaluated conflicts as a member of the audit committee in 2007.  For their 2008 service, Messrs. Butler and Kilpatrick each received a supplemental retainer of $50,000 and Mr. Weiss, as Chairman of the committee, received a supplemental retainer of $75,000.

Meetings and Other Information

From January 1, 2008 through March 16, 2009, our board of directors had 16 regularly scheduled and special meetings, our audit committee had 26 meetings (including 15 as the conflicts committee), and our compensation and governance committee had 4 meetings.  None of our directors attended fewer than 75 percent of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

All of our committees have charters.  Our committee charters and governance guidelines, as well as our Code of Business Conduct and our Code of Ethics for Senior Financial Officers, which apply to our principal executive officer, principal financial officer and principal accounting officer, are available on our Internet website at http://www.breitburn.com, and printed copies of such codes may be obtained, without charge, by written request addressed to c/o Investor Relations, BreitBurn Energy Partners L.P., 515 South Flower Street, Suite 4800, Los Angeles, California 90071.  We intend to disclose any amendment to or waiver of the Code of Ethics for Senior Financial Officers and any waiver of our Code of Business Conduct on behalf of an executive officer or director either on our Internet website or in an 8-K filing.

Report of the Audit Committee

The audit committee of our general partner oversees the Partnership’s financial reporting process on behalf of the board of directors.  Management has the primary responsibility for the financial statements and the reporting process.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this report.

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

The audit committee discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The committee received written disclosures and the letter from PricewaterhouseCoopers LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with PricewaterhouseCoopers LLP its independence from management and the Partnership.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Original 10-K for filing with the SEC.

Charles S. Weiss, Chairman
John R. Butler, Jr.
David B. Kilpatrick

Directors and Executive Officers of BreitBurn GP, LLC

The following table sets forth certain information with respect to the members of the board of directors and the executive officers of our general partner.  Executive officers and directors will serve until their successors are duly appointed or elected.

Name	Age	Position with BreitBurn GP, LLC
Randall H. Breitenbach	48	Co-Chief Executive Officer, Director
Halbert S. Washburn	49	Co-Chief Executive Officer, Chairman of the Board
Mark L. Pease	52	Executive Vice President and Chief Operating Officer
James G. Jackson	44	Executive Vice President and Chief Financial Officer
Gregory C. Brown	57	Executive Vice President and General Counsel
Chris E. Williamson	51	Senior Vice President –Western Region
W. Jackson Washburn	46	Vice President – Business Development
David D. Baker	36	Vice President – Eastern Division
Bruce D. McFarland	52	Treasurer
Lawrence C. Smith	55	Controller
John R. Butler, Jr.*	70	Director
David B. Kilpatrick*	59	Director
Gregory J. Moroney*	57	Director
Charles S. Weiss*	56	Director

* Independent Directors

Randall H. Breitenbach has been the Co-Chief Executive Officer and a Director of our general partner since March 2006.  Mr. Breitenbach also is the Co-Chief Executive Officer of and the Chairman of the board of directors of BreitBurn Energy Holdings LLC (“BEH”), the indirect owner of BreitBurn Energy Company L.P. (“BEC”) and is the co-founder and has been the Co-Chief Executive Officer of  BEC’s predecessors since 1988.  Mr. Breitenbach currently serves as a Trustee for Hotchkis and Wiley Funds, which is a mutual funds company.  Mr. Breitenbach holds both a B.S and M.S. degree in Petroleum Engineering from Stanford University and an M.B.A. from Harvard Business School.

Halbert S. Washburn has been the Co-Chief Executive Officer and a Director of our general partner since March 2006.  He has been the Chairman of our general partner’s board of directors since July 2008.  Mr. Washburn is the Co-Chief Executive Officer of and a director of BEH and is the co-founder and has been the Co-Chief Executive Officer of BEC’s predecessors since 1988. Mr. Washburn is the brother of Willis Jackson Washburn, our general partner’s Vice President – Business Development.  Mr. Washburn currently serves as a member of the Board of Directors and Audit and Compensation Committees of Rentech, Inc., which is an alternative fuels company.  Mr. Washburn obtained a B.S. degree in Petroleum Engineering from Stanford University.

Mark L. Pease has been the Chief Operating Officer of our general partner since December 2007.  Mr. Pease also serves as the Chief Operating Officer of BEH.  Prior to joining our general partner, Mr. Pease served as Senior Vice President, E&P Technology & Services for Anadarko Petroleum Corporation (“Anardarko”). Mr. Pease joined Anardarko in 1979 as an engineer, and most recently served as Senior Vice President, North America from 2004 to 2006 and as Vice President, U.S. Onshore and Offshore from 2002 to 2004.  Mr. Pease obtained a B.S. in Petroleum Engineering from the Colorado School of Mines.

James G. Jackson has been the Chief Financial Officer of our general partner since July 2006.  Mr. Jackson also currently serves as the Chief Financial Officer of BEH.  Before joining our general partner, Mr. Jackson served as Managing Director of Merrill Lynch & Co.’s Global Markets and Investment Banking Group.  Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990.  Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

Gregory C. Brown has been the General Counsel and Executive Vice President of Land, Legal and Government Affairs of our general partner since December 2006.  Mr. Brown also currently serves as General Counsel and Executive Vice President of Land, Legal and Government Affairs of BEH.  Before joining our general partner, Mr. Brown was a partner at Bright and Brown, a law firm specializing in energy and environmental law which he co-founded in 1981.  Mr. Brown earned a B.A. degree from George Washington University, with Honors, Phi Beta Kappa and a Juris Doctor from the University of California, Los Angeles.

Chris E. Williamson has been Senior Vice President –Western Division of our general partner since January 2008 and previously served as Vice President of Operations since March 2006.  Since joining BreitBurn Corp, a predecessor of BEC, in 1994, Mr. Williamson has served in a variety of capacities.  Mr. Williamson has served as Vice President—Operations from April 2005 to 2008 and as Business Unit Manager from 1999 to April 2005.  Before joining BEC, Mr. Williamson worked for five years as a petroleum engineer for Macpherson Oil Company.  Prior to his position with Macpherson, Mr. Williamson worked at Shell Oil Company for 8 years holding various positions in Engineering and Operations.  Mr. Williamson holds a B.S. in Chemical Engineering from Purdue University.

W. Jackson Washburn has been Vice President – Business Development of our general partner since August 2007.   Mr. Washburn also currently serves as Vice President, Real Estate of BEH.  Mr. Washburn is the brother of Halbert S. Washburn, our general partner’s Co-Chief Executive Officer and Chairman of the Board.  Since joining BreitBurn Corp, a predecessor of BEC, in 1992, Mr. Washburn has served in a variety of capacities, and has served as President of BreitBurn Land Company, LLC, a subsidiary of BEC, since 2000.  Mr. Washburn obtained a B.A. in Psychology from Wake Forest University.

David D. Baker has been Vice President – Eastern Division of our general partner since February 2009.  Mr. Baker joined BreitBurn Corp, a predecessor of BEC, in 1999 as a reservoir engineer.  Most recently, Mr. Baker was the Vice President – Reservoir Engineering and Central Division of our general partner.  He was the Manager, Reserves & Evaluations from 2007 to 2008 for BreitBurn Management and was the Manager of Acquisitions from 2004 to 2007, first for BEC and then, for BreitBurn Management.  Mr. Baker obtained a B.S. degree in Chemical Engineering from Brigham Young University.

Bruce D. McFarland has been the Treasurer of our general partner since March 2006.  Mr. McFarland served as the Chief Financial Officer of our general partner from March 2006 through June 2006.  Mr. McFarland also currently serves as Treasurer of BEH.  Since joining BreitBurn Corp, a predecessor of BEC, in 1994, Mr. McFarland served as Controller and served as Treasurer for more than five years. Before joining BEC, Mr. McFarland served as Division Controller of IT Corporation and worked at Price Waterhouse as a Certified Public Accountant.  Mr. McFarland obtained a B.S. in Civil Engineering from the University of Florida and an M.B.A. from University of California, Los Angeles.

Lawrence C. Smith has been the Controller of our general partner since June 2006.  Mr. Smith also currently serves as the Controller of  BEH.  Before joining our general partner , Mr. Smith served as the Corporate Accounting Compliance and Implementation Manager of Unocal Corporation from 2000 through May 2006.  Mr. Smith worked at Unocal from 1981 through May 2006 and held various managerial positions in Unocal’s accounting and finance organizations.  Mr. Smith obtained a B.B.A. in Accounting from the University of Houston, an M.B.A. from the University of California, Los Angeles, and is a Certified Public Accountant.

John R. Butler, Jr. has been a member of the Board of Directors of our general partner since October 2006.  Mr. Butler has been Chairman of J.R. Butler and Company since 1976.  Mr. Butler is currently a director of Anadarko Petroleum Corporation, a position he has held since 1996.  In addition, he currently serves on the boards of directors of the Houston chapter of the National Association of Corporate Directors and the Houston Advanced Research Center, a non-profit corporation.  Mr. Butler was Chairman and Chief Executive Officer of GeoQuest International Holdings, Inc., Senior Chairman of Petroleum Information Corp. and Vice Chairman of Petroleum Information/Dwights, L.L.C. until 1997.  He has a B.S. in Chemical Engineering from Stanford University.

David B. Kilpatrick has been a member of the Board of Directors of our general partner since March 2008.  Mr. Kilpatrick is the President of Kilpatrick Energy Group, a position he has held since 1998.   Mr. Kilpatrick currently serves on the board of directors of Cheniere Energy and is Chairman of the audit committee of that board.  He also served on the boards of directors of PYR Energy from 2001 to 2007 and of Whittier Energy Corporation from 2004 to 2007.   Mr. Kilpatrick was the President and Chief Operating Officer of Monterey Resources, Inc. from 1996 to 1998 and held various positions at Santa Fe Energy Resources from 1983 to 1996.  He has a B.S. in Petroleum Engineering from the University of Southern California and a B.A. in Geology and Physics from Whittier College.

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

Charles S. Weiss has been a member of the Board of Directors of our general partner since October 2006.  Mr. Weiss is a Founder and Managing Partner of JOG Capital Inc., a position that he has held since July 2002.  Mr. Weiss currently serves on the boards of directors of JOG Capital Inc., Exshaw Oil Corp., Masters Energy Inc. and Livingston Energy Ltd.  In addition, Mr. Weiss served as Managing Director and Head of Royal Bank of Canada’s Capital Markets Energy Group, a position he held from October 2002 through May 2006.  From June 2001 to July 2002, Mr. Weiss pursued various investment opportunities, which included the establishment of JOG Capital Inc.  Previously, Mr. Weiss was the Managing Director and Head of the Energy and Power Group with Bank of America Securities from 1998 to June 2001.  Mr. Weiss obtained a B.A. in Physics from Vanderbilt University and an M.B.A. from the University of Chicago Graduate School of Business.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, who are the Co-Chief Executive Officers, Chief Financial Officer and the three next most highly paid executive officers of our general partner.  In late 2007, in order to more closely align BreitBurn Management’s executive compensation program with our peers, the board of directors of BreitBurn Management, after engaging a compensation consultant, Hay Group Inc., approved increases to the base salaries and targeted and maximum annual cash bonuses for our executive officers, as well as implemented two new types of equity awards for our executive officers.  These changes are designed to align the incentives for management with the interests of our common unitholders by emphasizing the goal of growing distributions and to improve our ability to recruit and retain executive talent.  In general, the executive compensation program the board of directors of BreitBurn Management approved in late 2007 applied to our named executive officers, except that our board of directors elected to (1) not increase the base salaries for 2009 and (2) reduce the cash bonuses by approximately 60 percent paid to our named executive officers for 2008, after taking into account the steep decline in commodity prices, the deteriorating financial and credit situation and the impact on the Partnership’s revenues and unit price along with the goal of the Partnership to reduce costs and maintain financial flexibility in 2009.

Administrative Services from BreitBurn Management

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.  Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC. For 2008, it allocated its expenses between the two entities using a percentage split for all indirect charges of 68 percent to us and 32 percent to BEC based on a detailed review of how individual employees would likely split their time between us and BEC.  On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of $775,000 for indirect expenses.  The monthly fee was based upon the same percentage split of 68 percent to us and 32 percent to BEC that had been applied during the first half of 2008.  In addition to the monthly fee, BreitBurn Management agreed to continue to charge BEC for direct expenses including long-term incentive plan costs, direct payroll and administrative costs. Beginning on June 17, 2008, all of the costs not charged to BEC are consolidated with our results.

On August 26, 2008, members of our senior management, in their individual capacities, together with Metalmark Capital Partners (“Metalmark”), Greenhill Capital Partners (“Greenhill”) and a third-party institutional investor, completed the acquisition of BEC.  This transaction included the acquisition of a 96.02 percent indirect interest in BEC previously owned by Provident and the remaining indirect interests in BEC previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of our senior management. BEC was an indirectly owned subsidiary of Provident. The indirect interests in BEC previously owned by Randall H. Breitenbach, Halbert S. Washburn and other members of our senior management were exchanged in a non-cash transaction for interests in a newly formed limited liability company (BEH) that now controls BEC.

In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark, Greenhill and a third party institutional investor, BreitBurn Management entered into a five year Administrative Services Agreement to manage BEC's properties. The monthly fee charged to BEC remained $775,000 for indirect expenses through December 31, 2008. This fee is renegotiated annually during the term of the agreement based upon budgeted costs and a time allocation study and is expected to decrease for 2009.

Determination of Compensation

Until July 2008, BreitBurn Management had ultimate decision-making authority with respect to the compensation program for our named executive officers.  The board of directors of BreitBurn Management was comprised of the Chief Executive Officer of Provident (Thomas Buchanan), two members of Provident’s Board of Directors (Randall Findlay and Grant Billing), a member of our general partner’s board of directors (Gregory Moroney) and the Co-Chief Executive Officers and the Chief Financial Officer of our general partner.  Also until July 2008, the compensation committee of BreitBurn Management was composed of Randall Findlay, Thomas Buchanan and Grant Billing.  After completion of the Purchase, Partnership and Contribution Transactions, the compensation and governance committee of our general partner assumed the responsibilities that had previously been performed by the BreitBurn Management compensation committee.  With the resignation of the three directors associated with Provident, the board of directors of our general partner appointed the following four directors to serve on the compensation and governance committee, John R. Butler, Jr., Gregory J. Moroney, Charles S. Weiss and David B. Kilpatrick.

Prior to July 2008, in making compensation determinations, the board of directors of BreitBurn Management considered the recommendations of its compensation committee (with respect to compensation determinations generally) and the board of directors of our general partner (with respect to compensation determinations for awards of equity in us).  The compensation and governance committee is now responsible for reviewing BreitBurn Management’s compensation program from time to time and making recommendations to the full board regarding any changes to the program.  Grants of equity awards are approved by the board of directors of our general partner or by the compensation and governance committee.

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

In addition to utilizing other compensation studies, Hay Group Inc. compared the amounts and forms of BreitBurn Management’s executive compensation with that of the following peer group of twenty U.S. master limited partnerships and other exploration and production companies (the “E&P Peer Group”):

Range Resources Corporation	Forest Oil Corporation	Cabot Oil & Gas Corporation
Linn Energy, LLC	EXCO Resources, Inc.	Berry Petroleum Company
Encore Acquisition Company	Whiting Petroleum Corporation	ATP Oil & Gas Corporation
Atlas Energy Resources, LLC	Comstock Resources, Inc.	Delta Petroleum Corporation
Legacy Reserves LP	Rosetta Resources, Inc.	PetroQuest Energy, Inc.
St. Mary Land and Exploration Company	EV Energy Partners, L.P.	Cimarex Energy Co.
Plains Exploration & Production Company	Venoco, Inc.

The criteria for inclusion in the peer group was based on utilizing upstream, independent oil and gas exploration and production companies, ranging from approximately one-half to two times our size based on market capitalization, and with a priority on master limited partnerships.

After making this comparison, Hay Group Inc. found that BreitBurn Management’s executive compensation levels generally were low as compared to the E&P Peer Group.  Hay Group Inc. advised the board that the market for key executive talent in our industry in the U.S. was highly competitive, and that the board should consider changes to its executive compensation program, especially considering our acquisitions and aggressive growth strategy.  After considering Hay Group Inc.’s analyses and recommendations, the board of directors of BreitBurn Management implemented its recommendations based primarily on the E&P Peer Group for purposes of setting base salaries and bonus opportunities for the executives of the general partner, and determined to increase the amounts of the named executive officers’ base salaries and targeted and maximum bonus opportunities under our annual cash bonus plan, so that target cash and total direct compensation would be positioned within the 50th to 75th percentile of the peer group.  The board also adopted two new types of equity incentive awards, namely, restricted phantom units (“RPUs”) and convertible phantom units (“CPUs”).  The executive compensation program is designed to improve our ability to recruit and retain executive talent and to grow our business.  Importantly, the RPUs and CPUs align the interests of our management, through our compensation program, with the interests of our unitholders by emphasizing the goal of growing stable distributions for our common unitholders.  Holders of RPUs and CPUs are entitled to receive payments equal to distributions on our Common Units made during the term of the equity awards.  In addition, the CPUs provide enhanced benefits (and therefore reward their holders) based on increases in the rate of distributions on our Common Units during the term of the equity awards.  Similarly, if the distributions on our Common Units decrease, the holders of CPUs will likewise receive less compensation, and at vesting, may be subject to a clawback provision intended to permit us to recoup excess distributions paid to the holder during the term of the award, as described under “—Convertible Phantom Units (CPUs).”

The compensation and governance committee expects to engage a compensation consultant in the second half of 2009 to conduct a peer review of compensation market data for executive compensation and consider any recommendations to revise existing executive compensation to remain at appropriate market levels.

Compensation Objectives

Our overall goal is to ensure that executive compensation policies are consistent with our strategic business objectives, are aligned with the interests of the common unitholders and provide incentives for the attainment of these objectives.  The compensation program includes three components:

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

The relative proportion of total compensation we pay or award for each individual component of compensation (base, short-term bonus or equity-linked awards) varies for each named executive officer based on the executive’s level in the organization.  The level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role.  At higher levels of the organization, executives have a greater impact on achievement of the business strategy and overall business performance.  Therefore, certain executives have a higher proportion of their total compensation delivered through variable short-term bonuses and equity-linked awards.  Our philosophy is to make a greater proportion of an executive’s compensation comprised of performance-based variable short-term bonuses and equity-linked awards so that he or she is well-rewarded if we perform well over time.  Our policy is to fix at the beginning of each year the target amount of variable short-term bonus and equity-linked awards that will be provided to the named executive officer during the year as a percentage of the named executive officer’s base salary.  Base salary, benefits and severance arrangements are fixed and not directly linked to performance targets. As discussed below, the board of directors of our general partner elected to reduce the cash bonuses under the Short-Term Incentive Plan (the “STIP”) for the services our named executive officers rendered in 2008 after taking into account the steep decline in commodity prices, the deteriorating financial and credit situation and the impact on our revenues and unit price along with our goal to reduce costs and maintain financial flexibility in 2009.  As a result, the short term bonuses were a smaller portion of 2008 total compensation paid to our named executive officers and  may not be indicative of the amount of bonuses paid in prior years or that may be paid in the future.  See “—Components of Compensation—Short-Term Incentive Plan—Annual Bonuses”.

Components of Compensation

Base Salary.

Our policy is to position base executive salaries at levels that are comparable to salaries provided to other executives in our market, with consideration to individual performance factors and the scope of an individual’s responsibilities.  In connection with the changes to our and BreitBurn Management’s executive compensation program implemented in late 2007 referenced above, the annual base salaries of the named executive officers were increased to bring them in line with companies within the 50th to 75th percentile of Hay Group Inc.’s study based primarily on the E&P Peer Group.  In October, 2008, the compensation and governance committee decided not to increase the existing salaries of our executive officers, because of the continuing financial crisis, the rapid decline in commodity prices and our goal to reduce costs and maintain financial flexibility in 2009.   For a further discussion of our liquidity, see Item 7 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Original 10-K.  As a result, our executive officers’ salaries remained at the levels approved in December 2007 which are as follows:

▪	the annual base salary of each of the Co-Chief Executive Officers, Randall H. Breitenbach and Halbert S. Washburn, is $425,000;

▪	the annual base salary of the Chief Operating Officer, Mark L. Pease, is $350,000;

▪	the annual base salary of the Chief Financial Officer, James G. Jackson, is $300,000;

▪	the annual base salary of the Executive Vice President and General Counsel, Gregory C. Brown, is $300,000; and

▪	the annual base salary of the Vice President of Business Development, W. Jackson Washburn, is $237,500.

Short-Term Incentive Plan – Annual Bonuses.

The STIP provides annual cash payments to eligible employees of BreitBurn Management, including the named executive officers.  The STIP is designed to focus employees on our operating and financial performance by linking their annual award payment to Partnership and individual performance.

In February 2007, BreitBurn Management established an STIP award target and maximum for each named executive officer that was a percentage of his base pay.  These percentages were modified in connection with the changes to BreitBurn Management’s executive compensation program that were implemented in late 2007, so that target cash compensation and total direct compensation to our named executive officers would be positioned within the 50th to 75th percentile of our peer group, with opportunities for higher total compensation based on outstanding short- and long-term results.  As a result, the following targets apply:

▪	the target annual award is 100 percent and the maximum award is 200 percent for Mr. Breitenbach and Mr. Halbert S. Washburn;

▪	the target annual award is 75 percent and the maximum award is 150 percent for Mr. Jackson, Mr. Pease and Mr. Brown; and

▪	the target annual award is 50 percent and the maximum award is 100 percent for Mr. W. Jackson Washburn.

These target and maximum annual awards were applicable for the bonuses that were paid in early 2009 for services performed in 2008.

In determining payouts for work performed in 2008, the board of directors of our general partner considered our performance using a number of metrics which included completing the Purchase, Contribution and Partnership Transactions; maintaining distributions to unitholders at $2.08 per Common Unit through the fourth quarter 2008; successfully integrating assets we acquired in 2007; increasing production by approximately 126 percent and sales revenue by approximately 153 percent as compared to 2007 results; filing and taking effective three S-3 registration statements required by private placement equity agreements, the proceeds of which were used to make acquisitions in 2007; as well as the board of directors’ subjective evaluation of the Partnership’s performance.  The factors were considered subjectively in the aggregate and none of the factors were accorded a specific weight. While the board of directors believed that individual performance by our executives was strong, it considered the Partnership’s performance to be weaker than it was in prior years.  The board elected to reduce the cash bonuses under the STIP to our named executive officers after taking into account the steep decline in commodity prices, the deteriorating financial and credit situation and the impact on the Partnership’s revenues and unit price along with the goal of the Partnership to reduce costs and maintain financial flexibility in 2009.  The 2008 bonuses for our Co-Chief Executive Officers were paid at 37 percent of their target and the bonus to Messrs. Jackson, W. J. Washburn and Brown’s bonuses were paid at 40 percent of their targets.  Mr. Pease will be paid his target bonus as required by his employment agreement; however he agreed to defer payment of one-half of his bonus to be paid later in 2009.. The amounts of payments made under the STIP for 2008 for the named executive officers are included in the “Summary Compensation Table” below.

Partnership Long-Term Incentive Plan.

The BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan (the “Partnership LTIP”) provides financial incentives to the named executive officers through grants of unit and unit linked awards, including performance units, RPUs and CPUs.  The Partnership LTIP is designed to focus its participants on our operating and financial performance by linking the payments under the awards to distributions to common unitholders and other Partnership and individual results.

In connection with the changes to BreitBurn Management’s executive compensation program in 2007 discussed above, the board of directors of our general partner approved two new types of awards under the Partnership LTIP, namely, RPUs and CPUs.  In December 2007, certain of the senior executive officers of our general partner received new grants of RPUs and CPUs for 2008.  These senior executive officers received CPU grants because they are in the best position within our company to influence our operating results and, therefore, the amount of distributions we make to holders of our Common Units.  As discussed below, payments under CPUs are directly indexed to the amount of distributions we make to holders of our Common Units.  As discussed further below, the number of CPUs ultimately awarded to each of these senior executives is based upon the level of distributions to common unitholders achieved during the term of the CPUs.  We expect that, at its discretion, the board of directors of BreitBurn Management will approve grants of RPUs to the executive officers of our general partner on an annual basis.  The CPU grants vest over a period of up to five years.  Therefore, these grants will not be made on an annual basis.  New grants or modifications to existing grants could be made in the board’s discretion at a date in the future after the present CPU grants have vested or in the event of a significant change of circumstances.

Restricted Phantom Units (RPUs).  RPUs are phantom equity awards that, to the extent vested, represent the right to receive actual Partnership units upon specified payment events.  RPUs generally vest in three equal, annual installments on each anniversary of the vesting commencement date of the award.  In addition, RPUs are generally subject to accelerated vesting in full upon the earlier occurrence, during the grantee’s employment, of a “change in control” or upon the grantee’s termination due to death or “disability”, termination without “cause” or, for certain grantees, termination for “good reason” (as defined in the holder’s employment agreement, if applicable).  Under the Partnership LTIP, a “change in control” is generally defined as the occurrence of any one of the following: (a) the acquisition by any person, other than an affiliate, of more than 50 percent of the combined voting power of the equity interests in BreitBurn Management, our general partner or us; (b) the approval by our limited partners, in one or a series of transactions, of a plan of complete liquidation; (c) the sale or other disposition by either our general partner or us of all or substantially all of our assets to any person other than an affiliate; or (d) a transaction resulting in a person other than our general partner becoming the general partner.  If an RPU vests on an annual vesting date or in connection with a termination of employment, the grantee will receive payment of the underlying partnership unit within sixty days after such vesting date.  If an RPU vests in connection with a change in control, then the grantee will receive payment of the underlying Partnership unit upon the earlier to occur of the annual vesting date that would have applied absent the change in control or the grantee’s termination of employment.  Amounts payable in the event of a termination of the grantee’s employment are subject to a delay of up to six months to the extent required to comply with Section 409A of the Internal Revenue Code.  In addition, each RPU is granted in tandem with a distribution equivalent right that will remain outstanding from the grant of the RPU until the earlier to occur of its forfeiture or the payment of the underlying unit, and which entitles the grantee to receive payment of amounts equal to distributions paid to each holder of an actual Partnership unit during such period.  RPUs that do not vest for any reason are forfeited upon a grantee’s termination of employment.

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

Common Unit Target Distribution Level	Target Distribution Level $/Unit/Year	CPU Common Unit Equivalents (CUEs)
-8	$1.24	0.133
-7	$1.30	0.178
-6	$1.37	0.237
-5	$1.44	0.316
-4	$1.52	0.422
-3	$1.60	0.563
-2	$1.68	0.750
-1	$1.77	1.000
1	$2.20	1.000
2	$2.31	1.250
3	$2.43	1.563
4	$2.55	1.953
5	$2.67	2.441
6	$2.81	3.052
7	$2.95	3.815
8	$3.10	4.768

For the year ended December 31, 2008, we made aggregate distributions of $2.06 per Common Unit.

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

The employment agreements entered into by BreitBurn Management and us with Messrs. Breitenbach, Halbert S. Washburn, Jackson, Pease and Brown (the “Employment Agreements” or individually referred to as the “Employment Agreement”) each terminate as of January 1, 2011.  Under these Employment Agreements, if either BreitBurn Management or the executive officer does not renew any such executive officer’s employment, then a pro-rated portion of such executive officer’s CPUs will vest and convert into Common Units applying the same calculation applicable to a termination due to death or disability, as discussed above.    If either BreitBurn Management or the executive officer does not renew his Employment Agreement, then the executive officer must not voluntarily terminate his employment (other than due to death or disability) before the end of the employment period in order to receive the pro rated CPUs discussed above.  For a further description of the Employment Agreements, see “—Employment Agreements”.

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

We do not anticipate any future grants of the types of awards and under the plans described in greater detail below (the performance units, the BreitBurn Management Long-Term Incentive Plan and the Unit Appreciation Right Plans).  To the extent that any grants under those plans remain outstanding at this date, we expect they will vest and be paid in accordance with the terms of each respective award.

Performance Units.  Certain of our executive officers, other than our Co-Chief Executive Officers, also hold performance units under the Partnership LTIP, which were granted prior to 2008.  Each performance unit granted under the Partnership LTIP fully vests three years from the date of grant.  Upon vesting, the grantee of the performance unit receives a payment in cash or Common Units with a value equal to the value of the specified number of performance units underlying the award based on the closing price of our Common Units on the Nasdaq Global Select Market on the vesting date.  Performance units vest in full upon a “change in control” (as defined above under “—Restricted Phantom Units (RPUs)”).

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

▪
In the event that we rank in or above the 35th percentile, but below the 75th percentile, the payout multiplier will be equal to the number obtained by subtracting one from the product of .04 multiplied by our percentile rank.  (For instance, if our percentile rank is in the 50th percentile, then the payout multiplier would be 100 percent ((.04 x 50) – 1 = 1)).

▪	In the event that we rank in or above the 75th percentile, the payout multiplier will be equal to 200 percent.

In October 2007, BreitBurn Management and our general partner defined the peer group used for purposes of the payout multiplier under the Partnership LTIP to include the fifty master limited partnerships included in the Alerian MLP Index from time to time (excluding us, since we are part of the index).

The following is a list of the forty-nine master limited partnerships currently included in the Alerian MLP Index:

Alliance Holdings GP LP	Encore Energy Partners LP	NuStar Energy LP
Alliance Resource Partners LP	El Paso Pipeline Partners LP	NuStar GP Holdings LLC
AmeriGas Partners LP	Energy Transfer Equity LP	ONEOK Partners LP
Atlas Energy Resources LLC	Energy Transfer Partners LP	Penn Virginia Resource Partners LP
Atlas Pipeline Partners LP	Enterprise GP Holdings LP	Plains All American Pipeline LP
Boardwalk Pipeline Partners LP	Enterprise Products Partners LP	Regency Energy Partners LP
Buckeye GP Holdings LP	Ferrellgas Partners LP	Spectra Energy Partners LP
Buckeye Partners LP	Genesis Energy LP	Suburban Propane Partners LP
Copano Energy LLC	Inergy LP	Sunoco Logistics Partners LP
Crosstex Energy LP	Kinder Morgan Energy Partners LP	Targa Resources Partners LP
DCP Midstream Partners LP	Kinder Morgan Management LLC	TC Pipeline LP
Dorchester Minerals LP	Legacy Reserves LP	Teekay LNG Partners LP
Duncan Energy Partners LP	Linn Energy LLC	TEPPCO Partners LP
Eagle Rock Energy Partners LP	Magellan Midstream Holdings LP	Western Gas Partners LP
Enbridge Energy Partners LP	Magellan Midstream Partners LP	Williams Partners LP
Enbridge Energy Management LLC	MarkWest Energy Partners LP	Williams Pipeline Partners LP
Natural Resource Partners LP

While the board used the E&P Peer Group for purposes of analyzing other components of BreitBurn Management’s compensation program, the board determined that it would be more appropriate to use the above peer group rather than the E&P Peer Group to measure the performance of the total return on a Common Unit.  The forty-nine companies included in the peer group above are all master limited partnerships and provide a better-sized group for purposes of benchmarking our total return, as compared to the E&P Peer Group which includes a number of non-master limited partnerships and only consists of twenty companies.  Because our structure as a master limited partnership impacts our total return calculation, the board determined using the above peer group would be more appropriate because it consists entirely of master limited partnerships.  As of December 31, 2008, the payout multiplier under the Partnership LTIP was zero.

BreitBurn Management Long-Term Incentive Plan.

Certain of our named executive officers, other than the Co-Chief Executive Officers, previously held performance trust units in Provident that were granted under the BreitBurn Management Long-Term Incentive Plan (the “BreitBurn Management LTIP”) prior to the completion of our initial public offering.  In connection with the Purchase, Partnership and Contribution Transactions in June 2008, BEC agreed to assume responsibility for the BreitBurn Management LTIP.  In September, 2008, after Provident had divested its interests in us and in BEC, the general partner of BEC offered participants early vesting and payment.  In light of Provident’s exit, this offer was made to holders to give them certainty regarding value, to provide administrative ease for BEC and the Partnership and to maintain alignment between long term compensation incentives and ownership in the BreitBurn entities.  All holders of outstanding grants under this plan accepted the offer and no future payments will be made to any participants.  Under the Administrative Services Agreement BreitBurn Management has entered into with BEC, we were only responsible for 36% of the costs of awards granted under this plan in 2005 and 2006 that were paid in 2008.

Unit Appreciation Right (“UAR”) Plans.

Under the BreitBurn Management Unit Appreciation Plan for Officers and Key Individuals (the “Founders Plan”) and the BreitBurn Management Unit Appreciation Plan for Employees and Consultants (the “UAR Plan”), prior to our initial public offering certain of the named executive officers, other than the Co-Chief Executive Officers, received grants of unit appreciation rights which vest in three equal installments beginning one year after the vesting commencement date.  Upon exercise, unit appreciation rights under the Founders Plan provide for a cash payment based on the appreciation of the value of BEC, and unit appreciation rights under the UAR Plan provide for a cash payment based on the appreciation of the value of Provident’s trust units.  As of December 31, 2008, all unit appreciation rights under the UAR Plan had been settled and are no longer outstanding.

Upon consummation of the initial public offering, the unit appreciation rights outstanding under the Founders Plan were converted into three separate awards, which provide for cash payments based on the appreciation during a specified measurement period of the value attributable to (1) the portion of the assets BEC retained after the initial public offering, (2) the portion of the assets transferred to us for the period prior to the initial public offering, and (3) the portion of the assets transferred to us for the period after the initial public offering.  We are required to pay all of the compensation expense associated with the unit appreciation rights that provide cash payments based on the appreciation in the value of the portion of the assets transferred us after the initial public offering.  We are also required to pay a portion of the compensation expense associated with the unit appreciation rights granted under the UAR Plan.

Each unit appreciation right based on the appreciation after the initial public offering entitles the holder, upon exercise, to the payment of a cash amount equal to the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of the Common Units on the exercise date plus the aggregate amount of distributions made on a Common Unit through such exercise date.  Under the Founders Plan, in the event of a change in control, all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable immediately prior to the effective date of the change in control.  For purposes of unit appreciation rights based on the appreciation after the initial public offering, the amended award agreement under the Founders Plan defines a “change in control” generally as (a) the sale, transfer or other disposition of all or substantially all of the assets of us, our general partner, BreitBurn Management, Provident or the holding company through which Provident holds its interests in us and BEC (“Pro Holding”), (b) the acquisition by any person of beneficial ownership of more than 50 percent of the total combined voting power of our general partner, BreitBurn Management or Pro Holding, (c) the approval by our limited partners of a plan of liquidation, (d) a transaction resulting in a person or related group of persons (other than our general partner or its affiliate) being our general partner, (e) the consummation of any transaction in which Provident is merged into or amalgamated with any other entity, or (f) the commencement of a take-over bid (as defined in the Securities Act (Alberta)) which is not exempt from the take-over bid requirements of such Act for the Provident trust units.

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

Employment Agreements.  BreitBurn Management and we have entered into separate Employment Agreements with each of our general partner’s Co-Chief Executive Officers, Messrs. Breitenbach and Halbert S. Washburn; Chief Operating Officer, Mark L. Pease; Chief Financial Officer, James G. Jackson and General Counsel, Gregory C. Brown.  Each Employment Agreement is for a term expiring on January 1, 2011, with automatic one-year renewal terms unless either BreitBurn Management or the executive officer gives written notice of termination 90 days prior to the end of the term.  Each Employment Agreement provides for an annual salary which may be increased at the discretion of BreitBurn Management.  The base salary of each executive officer is set forth below:

Randall H. Breitenbach	$425,000
Halbert S. Washburn	425,000
Mark L. Pease	350,000
James G. Jackson	300,000
Gregory C. Brown	300,000

Under the terms of the Employment Agreements, each of the executive officers is also entitled to participate in the STIP, the Partnership LTIP and other benefit plans and fringe benefits maintained or provided by BreitBurn Management.  During their respective employment periods, the executive officers are entitled to reimbursement for up to $1,000 per month for expenses associated with the lease or purchase of an automobile, in addition to the payment of maintenance expenses for such automobile.  The executive officers will also be reimbursed for the costs of one city, athletic or dining club.  The Employment Agreements provide that BreitBurn Management may terminate any of the executive officers with or without “cause” or in the case of an executive officer’s “disability.”  Each executive officer may terminate his Employment Agreement with or without “good reason.”

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

If BreitBurn Management terminates an executive officer without cause (other than in the case of the executive officer’s death or disability), or the executive officer terminates his employment for good reason, in either case in a manner that constitutes a “separation from service” within the meaning of Section 409A of the Internal Revenue Code, then the executive officer will be entitled to:

▪
a lump-sum payment equal to the sum of the executive officer’s accrued but unpaid base salary, vacation pay and unreimbursed business expenses and other accrued but unpaid benefits (including, in the case of Mr. Jackson, any unpaid annual bonus in respect of any calendar year that ends on or before the date of termination) (referred to as the “accrued obligations”); and

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
up to an eighteen month (or, in the case of the Co-Chief Executive Officers only, up to a twenty-four month) continuation of certain medical, prescription and dental benefits for the executive and his eligible dependents (until he becomes eligible to receive benefits under another employer-provided group health plan),

(c)	except for Mr. Jackson, any unpaid annual bonus in respect of any calendar year that ends on or before the date of termination,

(d)
to the extent not previously vested and converted into Common Units or forfeited, the RPUs and CPUs held by the executive officer will vest and convert into Common Units as described under “—Partnership Long-Term Incentive Plan” and

(e)
in the case of Mr. Jackson only, a pro-rated bonus equal to the product of (i) his average annual bonus for the two preceding years and (ii) a fraction, the numerator of which is the number of days in the applicable year through the date of termination and the denominator of which is 365 (the “pro-rated bonus”).

If an executive officer incurs a separation from service because BreitBurn Management terminates him for cause, or an executive officer terminates his employment for other than good reason, BreitBurn Management will pay him his accrued obligations, and any outstanding equity awards (including RPUs and CPUs held by the executive officer) will be treated in accordance with the terms of the governing plan and award agreement.

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

(c)
to the extent not previously vested and converted into Common Units or forfeited, the RPUs and CPUs held by the executive officer will vest and convert into Common Units as described under “—Partnership Long-Term Incentive Plan” and

(d)	in the case of Mr. Jackson only, his pro-rated bonus.

If BreitBurn Management or an executive officer does not renew his Employment Agreement and he incurs a separation from service as a result, he will be entitled to his accrued obligations and his CPUs will vest and convert into Common Units upon such separation (to the extent not previously vested and converted into Common Units or canceled) as described under “—Partnership Long-Term Incentive Plan.”

The Employment Agreements of the Co-Chief Executive Officers also provide that to the extent that the board of directors of BreitBurn Management determines that any compensation or benefits payable under the agreements may not be compliant with or exempt from Section 409A of the Internal Revenue Code, the board or the Co-Chief Executive Officer will cooperate and work together in good faith to timely amend the agreements to comply with such section or an exemption there from.  If the Co-Chief Executive Officer, nonetheless, becomes subject to the additional tax under Section 409A of the Internal Revenue Code with respect to any payment under the agreements, BreitBurn Management will pay the Co-Chief Executive Officer an additional lump sum cash amount to put him in the same net after tax position he would have been in had no such tax been paid.

Each Employment Agreement provides that, for two-years after termination, each executive officer must comply with certain non-solicitation provisions.

Each Employment Agreement also provides that BreitBurn Management will indemnify the executive officers for certain claims made against them while in office.  Mr. Brown’s Employment Agreement, in addition to the foregoing, provides for the maintenance by BreitBurn Management of insurance coverage for attorney’s errors and omission on Mr. Brown’s behalf, with Mr. Brown as the named insured.

401(k) Plan.  The BreitBurn Management Company 401(k) Plan is a defined contribution plan that also qualifies as a 401(k) plan under the U.S. Internal Revenue Code of 1986, as amended.  The contributions to the plan are made by us for each of the named executive officers on the same terms as applicable to all other employees.  Under the 401(k) plan, we make a matching contribution to the plan equal to 50 percent of eligible participants’, including the named executive officers’, before-tax contributions and after-tax contributions — up to a maximum of 6 percent of the participant’s gross compensation beginning on January 1, 2009, subject to Internal Revenue Code limits on the maximum amount of pay that may be recognized.  A participant annually vests in 20 percent of the employer match portion of his or her contribution to the 401(k) plan after the participant completes each of his or her first five years of service or, if earlier, the participant reaches age 65, becomes permanently and totally disabled or dies.  If a participant’s service terminates before he or she is vested, the participant will forfeit the employer match and any earnings thereon.

Perquisites and Other Elements of Compensation.  In 2008, BreitBurn Management provided perquisites to the named executive officers consisting of a car allowance or use of a company car, city, athletic or dining club memberships, 401(k) matching contributions, life insurance payments and reimbursement of legal fees (some of which are provided only to certain named executive officers).  BreitBurn Management believes that such perquisites are necessary and appropriate in order to provide competitive compensation for its executive officers.

Compensation Committee Report

The compensation and governance committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the committee determined that the Compensation Discussion and Analysis should be included in this report.

David B. Kilpatrick, Chairman
John R. Butler, Jr
Gregory J. Moroney
Charles S. Weiss

Compensation Committee Interlocks and Insider Participation

Messrs. Breitenbach and Halbert S. Washburn are Co-Chief Executive Officers of our general partner and are members of the board of directors of our general partner, BEH and BreitBurn Management.  Mr. Jackson is the Chief Financial Officer of our general partner and serves on the board of directors of BreitBurn Management.

Executive Compensation Tables

We and our general partner were formed in March 2006, but did not conduct any business operations until October 10, 2006, the closing date of our initial public offering.  The following tables and related discussion describes compensation information for each of our named executive officers for services performed for us during the period from the closing date of our initial public offering through December 31, 2006 and for the years ended December 31, 2007 and 2008.  Certain of our named executive officers for 2008 were not employed by BreitBurn Management or did not qualify under the SEC’s rules as named executive officers in prior years, and therefore compensation information for these executive officers for such years is not reflected in the tables and related discussion below.

All of our employees, including our executives, are employees of BreitBurn Management.  Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities using a percentage split for all indirect charges based on a detailed review of how individual employees would likely split their time between us and BEC.  The compensation reflected in the tables and discussion below includes the salary, bonuses and other incentives received by our named executive officers that were allocated to us by BreitBurn Management.  For a further discussion regarding this allocation methodology, see “—Compensation Discussion and Analysis—Named Executive Officers’—Administrative Services from BreitBurn Management.”

Summary Compensation Table

The following table shows the compensation information for each of our named executive officers for services rendered in all capacities to us and our subsidiaries for the portion of 2006 from the closing of our initial public offering through December 31, 2006 and for the years ended December 31, 2007 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($000)	Bonus(2) ($000)		Stock Awards(3) ($000)	Option Awards ($000)		All Other Compensation(4) ($000)	Total ($000)
Randall H. Breitenbach Co-Chief Executive Officer	2008	$363	$125		$1,523	$—		$25	$2,036
	2007	146	282		—	3,516	(5)	14	3,958
	2006	41	40		—	1,820	(5)	—	1,901
Halbert S. Washburn Co-Chief Executive Officer	2008	363	125		1,523	—		25	2,036
	2007	146	282		—	3,516	(5)	3	3,947
	2006	41	40		—	1,820	(5)	—	1,901
Mark L. Pease, Chief Operating Officer	2008	299	210	(7)	1,091	—		19	1,619

James G. Jackson Chief Financial Officer	2008	256	72		378	10		27	742
	2007	130	204		511	104	(6)	2	951
	2006	37	37		25	9	(6)	—	108
Gregory C. Brown General Counsel	2008	256	72		678	—		24	1,030
	2007	134	204		175	—		2	515
Willis Jackson Washburn Vice President, Business Development	2008	203	38		416	(68)		24	614
	2007	56	49		150	373	(6)	3	631

(1)           For each of the named executive officers, the dollar values shown in the “Salary” column include the portion of base salary amounts paid to the named executive officer in the applicable year that was allocated to us by BreitBurn Management and does not include any compensation to the named executive officers for services rendered to BEC.  For 2006, we were allocated approximately 15 percent of the total annual expense for the salaries paid to the named executive officers (representing the proportion of the aggregate barrels of oil equivalents produced by us in 2006 (for the period from the closing date of our initial public offering through December 31, 2006) compared to the total barrels of oil equivalents produced by both us and BEC in 2006).  The total salary paid by us and BEC in 2006 to Mr. Breitenbach was $275,000, Halbert S. Washburn was $275,000, and Mr. Jackson (for approximately 6 months) was $121,233.  For 2007, we were allocated approximately 51 percent of the total annual expense for the salaries paid to the named executive officers.  This allocation was derived from a weighted average of three components that were forecasted for us and BEC: (i) the proportionate level of 2007 forecasted gross barrels of oil equivalents production; (ii) the proportionate level of 2007 forecasted operating expenses; and (iii) the proportionate level of 2007 forecasted capital expenditures.  The total salary paid by us and BEC in 2007 to Mr. Breitenbach was $286,539, Halbert S. Washburn was $286,539, Mr. Jackson was $253,846, Mr. Brown was $263,846, and Willis Jackson Washburn was $202,855 (which amounts include increases to certain executive officer’s salaries effective December 1, 2007).  For the period from January 1 to June 17, 2008, we were allocated approximately 68 percent of the salaries paid to the named executive officers.  This allocation was based on a detailed review of how the named executive officers would likely split their time between us and BEC.  Our percentage of allocable indirect expenses increased from 2006 to 2008 primarily due to our growth as an entity, relative to BEC.  For the period from June 18 to December 31, 2008, we were responsible for all of the named executive officers’ salary, subject to BEC’s payment obligations to BreitBurn Management under the Administrative Services Agreement between the parties which was based on an allocation of 68 percent of the costs to us.  The total salary paid by us and BEC in 2008 to Mr. Breitenbach was $425,000, Halbert S. Washburn was $425,000, Mr. Pease was $350,000, Mr. Jackson was $300,000, Mr. Brown was $300,000, and Willis Jackson Washburn was $237,500.  For a further description of the Administrative Services Agreement, see “—Compensation Discussion and Analysis— Named Executive Officers’—Administrative Services from BreitBurn Management.”

(2)           For each of the named executive officers, the dollar values shown in the “Bonus” column include the cash bonuses paid under the STIP for services rendered in the applicable year to us.  Bonus costs paid for services rendered by the named executive officers in 2007 and 2006 were allocated between us and BEC in the same manner and proportion as salary costs were allocated for the same periods.  The total bonus paid by us and BEC for services rendered in 2006 to Mr. Breitenbach was $275,000, Halbert S. Washburn was $275,000, and Mr. Jackson was $121,233 (plus a signing bonus of $100,000 that was paid entirely by BEC).  The total bonus paid by us and BEC for services rendered in 2007 to Mr. Breitenbach  was $552,500, Halbert S. Washburn was $552,500, Mr. Jackson was $400,000, Mr. Brown was $400,000 and Willis Jackson Washburn was $180,000.  With respect to 2008, each of BEC and we separately paid the named executive officers bonuses for services rendered in that year (i.e., no allocation was required).  The bonus paid by BEC for services rendered in 2008 to Mr. Breitenbach was $85,000, Halbert S. Washburn was $85,000, Mr. Pease was $53,000, Mr. Jackson was $45,000, Mr. Brown was $45,000, and Willis Jackson Washburn was $24,000.  For a further description of the STIP and individual awards, see “—Compensation Discussion and Analysis—Components of Compensation—Short-Term Incentive Plan—Annual Bonuses.”

(3)           In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as amended, or SFAS 123(R), the dollar values shown in the “Stock Awards” column for Messrs. Breitenbach, Halbert S. Washburn, Pease, Jackson, Brown and Willis Jackson Washburn represent the compensation expense recognized by us in the applicable year with respect to outstanding RPU, CPU and performance unit grants under the Partnership LTIP, and performance trust unit grants under the BreitBurn Management LTIP.  The following table sets forth the amount of compensation expense recognized with respect to each type of award for each of the named executive officers:

Named Executive Officer	Year	RPUs ($000)	CPUs ($000)	Performance Units ($000)	Performance Trust Units ($000)
Randall H. Breitenbach	2008	$390	$1,133	$—	$—
	2007	—	—	—	—
	2006	—	—	—	—

Halbert S. Washburn	2008	390	1,133	—	—
	2007	—	—	—	—
	2006	—	—	—	—

Mark L. Pease	2008	549	542	—	—

James G. Jackson	2008	324	466	(412)	—
	2007	—	—	511	—
	2006	—	—	25	—

Gregory C. Brown	2008	324	466	(112)	—
	2007	—	—	175	—

Willis Jackson Washburn	2008	130	194	(90)	182
	2007			140	10

Please see Note 15 to the consolidated financial statements in the Original 10-K for a discussion of the valuation assumptions made in the calculation of these amounts.  For a further discussion of the Partnership LTIP and the RPUs, CPUs and performance units granted thereunder, and for a further discussion of the BreitBurn Management LTIP and the performance trust units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation.”  The amounts shown for performance units held by Messrs. Jackson, Brown and Willis Jackson Washburn were negative  in 2008 primarily due to a significant decrease in the value of those outstanding performance units caused by a sharp decline in the price of our Common Units at the end of 2008.  These amounts reflect the accounting expense for these awards and do not necessarily reflect the actual value that will be recognized by the executives at vesting.

(4)           For 2008, the dollar amount shown for each of the named executive officers includes allocated employer matching contributions to our 401(k) plan made by us of approximately $6,000 for Mr. Breitenbach, $6,000 for Halbert S. Washburn, $6,000 for Mr. Jackson, $3,000 for Mr. Brown and $6,000 for Willis Jackson Washburn.  The disclosable perquisites and personal benefits for the named executive officers are:

Named Executive Officer	Year	Car Allowance or Company Car	Club Membership Dues	Paid Parking Fees	Legal Fees

Randall H. Breitenbach	2008	$10,237	$4,095	$4,402	$—
	2007	6,100	2,200	2,300	—

Halbert S. Washburn	2008	10,237	3,890	4,402	—

Mark L. Pease	2008	10,237	8,302	—	—

James G. Jackson	2008	10,237	4,044	4,402	2,665

Gregory C. Brown	2008	9,521	4,044	4,402	2,665

Willis J. Washburn	2008	9,777	4,095	4,402	—

(5)           In accordance with SFAS 123(R), represents the compensation expense recognized by us in 2006 and 2007 with respect to outstanding phantom options under the Executive Phantom Option Plan (a former plan we maintained).  For 2007, the amount shown includes $1.2 million charged to compensation expense for each of Messrs. Breitenbach and Halbert S. Washburn as partial consideration for the forfeiture of phantom options granted to them on January 1, 2007.  Please see Note 15 to the consolidated financial statements in the Original 10-K for discussion of valuation assumptions made in the calculation of these amounts.  No further phantom options tied to the performance of our units will be granted under the Executive Phantom Option Plan.  All compensation expense associated with phantom options tied to the performance of our units was allocated to us.  The “Options Awards” column does not reflect similar phantom options that were held by Messrs. Breitenbach and Halbert S. Washburn and that were tied to the performance of BEC and for which no compensation expense is allocated to us.  On March 1, 2007, BEC paid $2,964,775 to each of Messrs. Breitenbach and Halbert S. Washburn in respect of the performance of their BEC phantom options in 2006.  On February 8, 2008, BEC paid $658, 570 to each of Messrs. Breitenbach and Halbert S. Washburn for their BEC phantom options in 2007.  In August 2008, Messrs. Breitenbach and Halbert S. Washburn forfeited their BEC options in connection with the sale of BEC.

(6)           In accordance with SFAS 123(R), represents the compensation expense for Messrs. Jackson and Willis Jackson Washburn recognized by us in the applicable year with respect to outstanding unit appreciation rights granted under the Founders Plan and/or the UAR Plan.  Please see Note 15 to the consolidated financial statements in the Original 10-K for a discussion of the valuation assumptions made in the calculation of these amounts.  For a further discussion of the Founders Plan, the UAR Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Unit Appreciation Right (“UAR”) Plans.”

(7)           Mr. Pease will be paid his target bonus of $210,000 as required by his employment agreement; however, he agreed to defer payment of one-half of his bonus to be paid later in 2009.

Grants of Plan-Based Awards

In the fourth quarter of 2007, our general partner made grants of RPUs and CPUs to our named executive officers under the Partnership LTIP, which were their annual awards for 2008.  As a result, during 2008, we did not make any grants of equity-linked plan-based awards to our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of 2008 salaries, bonuses and equity-linked awards is included in “—Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding outstanding equity-linked awards allocated to us and held by each of our named executive officers at December 31, 2008:

Outstanding Equity Awards at Fiscal-Year End

Stock Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price		Option Expiration Date	Number of Units of Stock Equivalents That Have Not Vested		Market Value of Units of Stock Equivalents That Have Not Vested ($000)
Randall H. Breitenbach	—		$—		—	18,700	(1)(2)	$132	(3)
	—		—		—	92,200	(2)(4)	650	(3)
	—		—		—	187,000	(5)(6)	1,318	(3)

Halbert S. Washburn	—		—		—	18,700	(1)(2)	132	(3)
	—		—		—	92,200	(2)(4)	650	(3)
	—		—		—	187,000	(5)(6)	1,318	(3)

Mark L. Pease	—		—		—	54,320	(1)(2)	383
	—		—		—	89,500	(5)(6)	631

James G. Jackson	—		—		—	32,044	(1)(2)	226	(3)
	—		—		—	77,000	(5)(6)	543	(3)
	—		—		—	10,373	(7)(8)	73	(3)
	31,180	(9)(10)	$18.50	(10)	7/7/13	—		—

Gregory C. Brown	—		—		—	32,044	(1)(2)	226	(3)
	—		—		—	77,000	(5)(6)	543	(3)
	—		—		—	10,373	(7)(8)	73	(3)

Willis Jackson Washburn	—		—		—	12,910	(1)(2)	91
	—		—		—	32,000	(5)(6)	226	(3)
	20,786	(11)(12)	$18.50	(12)	7/15/2011	—		—
	—		—		—	8,299	(7)	59	(3)

(1)           Represents the number of RPUs granted to Messrs. Breitenbach, Halbert S. Washburn, Pease, Jackson, Brown and Willis Jackson Washburn under the Partnership LTIP on December 26, 2007 (with a vesting commencement date of January 1, 2008).

(2)           RPUs vest in three equal installments on each anniversary of the vesting commencement date of the award, or vest in full earlier in the event of the death or “disability” of the grantee, his or her termination without “cause” or for “good reason” (for those named executive officers with employment agreements) or a “change in control” (as each such term is defined in the applicable award agreement).  Unvested RPUs are forfeited in the event that the grantee ceases to remain in service of BreitBurn Management.  Upon vesting, each RPU is automatically converted into one Common Unit.  A holder of a RPU is entitled to participate in the amount of distributions made by us with respect to each of our Common Units during the term of the award.  The compensation expense for the RPUs held by named executive officers incurred by us in 2008 and 2007 is reflected in the “Summary Compensation Table” above.  For a further description of the Partnership LTIP and the RPUs granted thereunder, see “Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”

(3)           Represents a dollar amount equal to the product of the closing price of a Common Unit on December 31, 2008 ($7.05) multiplied by the number of RPUs, CPUs or performance units under the Partnership LTIP held by named executive officer that have not vested.

(4)           Represents the number of RPUs granted to Messrs. Breitenbach and Halbert S. Washburn under the Partnership LTIP on December 31, 2007 upon the forfeiture of phantom options granted under the Executive Phantom Option Plan (a plan we previously maintained).

(5)           Represents the number of CPUs granted to Messrs. Breitenbach, Halbert S. Washburn, Pease, Jackson, Brown and Willis Jackson Washburn under the Partnership LTIP on December 26, 2007 (with a vesting commencement date of January 1, 2008).

(6)           CPUs vest on the earliest to occur of (i) January 1, 2013, (ii) the date on which the aggregate amount of distributions paid to common unitholders for any four consecutive quarters during the term of the award is greater than or equal to $3.10 per Common Unit and (iii) upon the occurrence of the death or “disability” of the grantee or his or her termination without “cause” or for “good reason” (as defined in the applicable award agreement).  Unvested CPUs are forfeited in the event that the grantee ceases to remain in the service of BreitBurn Management.  Prior to vesting, a holder of a CPU is entitled to receive payments in an amount equal to the distributions made by us with respect to each of our Common Units multiplied by the number of Common Unit equivalents underlying the CPU at the time of the distribution.  The number of Common Unit equivalents underlying a CPU is subject to upward or downward adjustment if the quarterly amount of our distributions per Common Unit increases or decreases during the term of the award.  Upon vesting, each CPU is converted into a number of Common Units based on the number of Common Unit equivalents underlying the CPU at such time (as may be adjusted under the applicable award agreement depending on the circumstances giving rise to the vesting).  The number of Common Units into which CPUs are converted upon vesting may be subject to a clawback provision intended to permit us to recoup excess distributions paid to the grantee during the term of the award.  The compensation expense for the CPUs held by named executive officers incurred by us in 2008 and 2007 is reflected in the “Summary Compensation Table” above.  For a further description of the Partnership LTIP and the CPUs granted thereunder, please see “Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”

(7)           Represents the number of performance units granted to Messrs. Jackson, Brown and Willis Jackson Washburn under the Partnership LTIP on February 28, 2007 (with a vesting commencement date of January 1, 2007).

(8)           The performance units will be settled for cash or Common Units, at the election of the holder, on the third anniversary of the vesting commencement date.  Each performance unit is the economic equivalent of one Common Unit representing a limited partnership interest in us and is accompanied by a distribution equivalent right entitling the holder, immediately prior to settlement of the performance unit, to an additional number of performance units based upon the relationship between the amount of distributions paid on a Common Unit during the period between the vesting commencement date and the settlement date of the performance unit and the market price of a Common Unit prior to the payment of such distributions.  On the settlement date, the payment amount will be subject to adjustment by multiplying such payment amount by a factor of 0 percent to 200 percent depending on a comparison of the total return on a Common Unit relative to the total return on the securities of a competitive peer group of companies over the vesting period of the performance unit.  The compensation expense for the performance units held by named executive officers incurred by us in 2008, 2007 and 2006 is reflected in the “Summary Compensation Table” above.  For a further description of the Partnership LTIP and the performance units granted thereunder, see “Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”

(9)           Represents the number of unit appreciation rights granted to Mr. Jackson under the Founders Plan on October 10, 2006 (with a vesting commencement date of July 7, 2006), which were allocated to us.

(10)           One-third of the unit appreciation rights will become exercisable on each of the third, fourth and fifth anniversaries of the vesting commencement date.  Each unit appreciation right entitles Mr. Jackson, upon exercise, to a cash amount equal to the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of our Common Units on the exercise date plus the aggregate amount of distributions made on a Common Unit through such exercise date.  The amount referenced in clause (a) of the preceding sentence is shown in the “Option Exercise Price” column for Mr. Jackson.  The compensation expense for these unit appreciation rights incurred by us in 2008, 2007 and 2006 is reflected in the “Summary Compensation Table” above.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation— Unit Appreciation Right (“UAR”) Plans.”

(11)           Represents the number of unit appreciation rights granted to Willis Jackson Washburn under the Founders Plan on October 10, 2006 (with a vesting commencement date of June 15, 2004), which were allocated to us.

(12)           All of the unit appreciation rights will become exercisable on the fifth anniversary of the vesting commencement date.  Each unit appreciation right entitles Willis Jackson Washburn, upon exercise, to a cash amount equal to the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of our Common Units on the exercise date plus the aggregate amount of distributions made on a Common Unit through such exercise date.  The compensation expense for these unit appreciation rights incurred by us in 2008, 2007 and 2006 is reflected in the “Summary Compensation Table” above.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation— Unit Appreciation Right (“UAR”) Plans.”

Option Exercises and Stock Vested

The following table summarizes the exercise of unit appreciation rights and the vesting of performance trust units reflected in the tables above held by our named executive officers during 2008.  No other unit-linked awards vested or were exercised during 2008.

2008 Option Exercises

Option Awards
Name	Number of Units Acquired on Exercise		Value Realized on Exercise ($000)
Randall H. Breitenbach	—		$—
Halbert S. Washburn	—		—
Mark L. Pease	—		—
James G. Jackson	—		—
Gregory C. Brown	—		—
Willis Jackson Washburn	20,787	(1)	132	(2)

(1)           Represents the total number of Common Units underlying the unit appreciation rights that were exercised by Willis Jackson Washburn under the Founders Plan.  Mr. Washburn exercised these unit appreciation rights on June 16, 2008.

(2)           A cash amount of approximately $132,185 was paid to Willis Jackson Washburn in June 2008 relating to the exercise of a portion of his unit appreciation rights described in the preceding paragraph.  The amount represents the difference between (a) the initial public offering price of our Common Units of ($18.50) and (b) the closing price ($22.23) of our Common Units on the business day immediately preceding the vesting date plus the aggregate amount of distributions ($2.629) made on a Common Unit through such date.  The compensation expense for the unit appreciation rights incurred by us in 2007 and 2008 is also reflected in the “Summary Compensation Table” above.  For a further description of the Founders Plan, the UAR Plan and the unit appreciation rights granted thereunder, please see “Compensation Discussion and Analysis—Components of Compensation— Unit Appreciation Right (“UAR”) Plans.”

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

Potential Payments Upon Termination or Change in Control

The following tables present our reasonable estimate of the benefits payable to the named executive officers by us in the event of certain qualifying terminations of employment or upon a change in control or similar transaction, assuming that such termination or change in control or other transaction occurred on December 31, 2008.  While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a termination, change in control or other transaction, the named executive officers would receive the amounts reflected below.

Termination Without Cause or for Good Reason

The following table presents our reasonable estimate of the benefits payable to the named executive officers in the event of a termination without cause or for good reason.

Name	Salary and Bonus ($000)		Employee Benefits ($000)		Value of Option Acceleration ($000)		Value of Unit Award Acceleration ($000)		Total Value ($000)

Randall H. Breitenbach	$1,382	(1)	$25	(2)	$—		$1,309	(3)	$2,716

Halbert S. Washburn	1,382	(1)	25	(2)	—		1,309	(3)	2,716

Mark L. Pease	1,050	(4)	21	(5)	—		635	(3)	1,706

James G. Jackson	729	(4)	19	(5)	—	(6)	443	(3)	1,191

Gregory C. Brown	729	(4)	12	(5)	—		443	(3)	1,184

Willis Jackson Washburn	—		—		—	(6)	181	(3)	181

(1)           Represents the aggregate estimated cash amount of severance to be paid under each of the Co-Chief Executive Officers’ Employment Agreements in the event of a termination without cause (other than in the case of disability) or for good reason, equal to two times the sum of his base salary plus his average annual bonus for the two preceding years, and the pro-rated amount of his bonus for the year of his termination (which, for purposes of the amount shown in the “Salary and Bonus” column, has been assumed to be the amount of the bonus the executive officer actually received for 2008, as reflected in the “Summary Compensation Table”).  For a further description of the Employment Agreements, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”

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

(3)           Represents the aggregate estimated cash amount each named executive officer would receive in connection with a termination without cause (other than in the case of disability) or for good reason in respect of unvested RPUs and/or CPUs held by such officer as of December 31, 2008.  The amount shown was calculated as the product of (a) the number of RPUs and the pro rated amount of CPUs, held by the officer as of December 31, 2008, multiplied by (b) the closing price of our Common Units on December 31, 2008 ($7.05).  Such estimated amount assumes that one Common Unit equivalent underlies each CPU.  However, such estimated amount does not include any payments relating to performance units outstanding as of December 31, 2008, because the applicable payout multiplier as of such date was zero.  For a further description of the Partnership LTIP and the RPUs, CPUs and performance units granted thereunder, see “Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”

(4)           Represents the aggregate estimated cash amount of severance to be paid under each of Messrs. Pease, Jackson and Brown’s Employment Agreements in the event of a termination without cause (other than in the case of disability) or for good reason, equal to the sum of one and one-half times the sum of his annual base salary, plus his average annual bonus for the two preceding years (or in the event that he has not been employed for two years, the average annual bonuses earned for the first year (if completed) and the forecasted bonus for the current year); and, the pro-rated amount of his bonus for the year of his termination (which, for purposes of the amount shown in the “Salary and Bonus” column, has been assumed to be the amount of the bonus the executive officer actually received for 2008, as reflected in the “Summary Compensation Table”).  For a further description of the Employment Agreement, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”

(5)           Represents the aggregate estimated cash amount to be paid under each of Messrs. Pease, Jackson and Brown’s Employment Agreements in the event of a termination without cause (other than in the case of disability) or for good reason for continued medical, prescription and dental benefits for the named executive officer and his eligible dependents for a period of eighteen months after termination of employment.  For a further description of the Employment Agreement, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”

(6)           Under the Founders Plan, in the event of a termination of a participant other than for “misconduct,” all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable in full for a specified period of time following the termination.  Upon exercise, the holder of a unit appreciation right is entitled to receive the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of a Common Unit on the exercise date, plus the aggregate amount of distributions made on a Common Unit through such exercise date.  Since the unit appreciation rights were out of the money as of December 31, 2008, no amount is included in the table with respect to these awards as of such date.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation— Unit Appreciation Right (“UAR”) Plans.”

Termination Due to Death or Disability

The following table presents our reasonable estimate of the benefits payable to the named executive officers (or their estates) in the event of a termination due to death or disability.

Name	Salary and Bonus ($000)		Employee Benefits ($000)		Value of Option Acceleration ($000)		Value of Unit Award Acceleration ($000)		Total Value ($000)

Randall H. Breitenbach	$125	(1)	$25	(2)	$—		$1,309	(3)	$1,459

Halbert S. Washburn	125	(1)	25	(2)	—		1,309	(3)	1,459

Mark L. Pease	210	(1)	21	(2)	—		635	(3)	866

James G. Jackson	72	(1)	19	(2)	—	(4)	443	(3)	534

Gregory C. Brown	72	(1)	12	(2)	—		443	(3)	527

Willis Jackson Washburn	—		—		—	(4)	181	(3)	181

(1)           Represents the aggregate estimated amount to be paid to the named executive officer under his Employment Agreement in connection with a termination due to death or disability, equal to the amount of the unpaid annual bonus in respect of any calendar year that ends on or before the date of termination.  Assuming such termination occurred on the last day of 2008, each such executive officer would be entitled to receive his full bonus for 2008.  As a result, the amounts shown in the “Salary and/or Bonus” column for the executive officer reflects the actual bonuses paid to him that is reflected in the “Summary Compensation Table.”  For a further description of the Employment Agreements, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”

(2)           Represents the aggregate estimated cash amount to be paid to the executive officer under his Employment Agreement in connection with a termination due to death or disability for continued medical, prescription and dental benefits for the executive officer and his eligible dependents for a period of twenty-four months after termination of employment for Messrs. Breitenbach and Halbert S. Washburn and a period of eighteen months for Messrs. Pease, Jackson and Brown.  For a further description of the Employment Agreements, see “—Compensation Discussion and Analysis—Components of Compensation—Employment Agreements.”

 (3)           Includes the aggregate estimated cash amount each named executive officer would receive in connection with a termination due to death or disability in respect of unvested RPUs and/or CPUs held by him as of December 31, 2008.  The amount shown was calculated as the product of (a) the number of RPUs and the pro-rated number of CPUs held by the officer as of December 31, 2008, multiplied by (b) the closing price of our Common Units on December 31, 2008 ($7.05).  Such estimated amount assumes that one Common Unit equivalent underlies each CPU.  However, such estimated amount does not include any payments relating to performance units outstanding as of December 31, 2008, because the applicable payout multiplier as of such date was zero.  For a further description of the Partnership LTIP and the RPUs, CPUs and performance units granted thereunder, see “Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”

(4)           Under the Founders Plan, in the event of a termination of a participant other than for “misconduct,” all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable in full for a specified period of time following the termination.  Upon exercise, the holder of a unit appreciation right is entitled to receive the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of a Common Unit on the exercise date, plus the aggregate amount of distributions made on a Common Unit through such exercise date.  Since the unit appreciation rights were out of the money as of December 31, 2008, no amount is included in the table with respect to these awards as of such date.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation— Unit Appreciation Right (“UAR”) Plans.”

Change in Control

The following table presents our reasonable estimate of the benefits payable to the named executive officers in the event of a change in control.  This table also assumes that the executives are not terminated without cause or for good reason in connection with a change in control.

Name	Salary and Bonus ($000)	Employee Benefit ($000)s	Value of Option Acceleration ($000)		Value of Unit Award Acceleration ($000)		Total Value ($000)

Randall H. Breitenbach	$—	$—	$—		$782	(1)	$782

Halbert S. Washburn	—	—	—		782	(1)	782

Mark L. Pease	—	—	—		383	(1)	383

James G. Jackson	—	—	—	(2)	226	(1)	226

Gregory C. Brown	—	—	—		226	(1)	226

Willis Jackson Washburn	—	—	—	(2)	91	(1)	91

(1)           Includes the aggregate estimated cash amount each named executive officer would receive in connection with a change in control in respect of unvested RPUs held by him as of December 31, 2008.  The amount shown was calculated as the product of (a) the number of RPUs held by the officer as of December 31, 2008, multiplied by (b) the closing price of our Common Units on December 31, 2008 ($7.05).  However, such estimated amount does not include any payments relating to performance units outstanding as of December 31, 2008, because the applicable payout multiplier as of such date was zero.  In addition, pursuant to the terms of the CPU award agreements, unvested CPUs do not accelerate upon the occurrence of a change in control.  For a further description of the Partnership LTIP and the RPUs, CPUs and performance units granted thereunder, see “Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”

(2)           Under the Founders Plan, in the event of a change in control, all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable immediately prior to the effective date of the change in control.  Upon exercise, the holder of a unit appreciation right is entitled to receive the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of a Common Unit on the exercise date, plus the aggregate amount of distributions made on a Common Unit through such exercise date.  Since the unit appreciation rights were out of the money as of December 31, 2008, no amount is included in the table with respect to these awards as of such date.  For a further description of the Founders Plan and the unit appreciation rights granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation— Unit Appreciation Right (“UAR”) Plans.”

Non-solicitation Arrangements

Pursuant to their Employment Agreements, each of Messrs. Halbert S. Washburn, Breitenbach, Pease, Jackson and Brown has agreed to comply with certain non-solicitation provisions for a period of two-years after termination.

Director Compensation

Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our general partner.  Each director who is not an officer or employee of our general partner or its affiliates receives:

▪	a $35,000 cash annual retainer;

▪	$1,500 for each meeting of the board of directors attended ($4,000 for the chairman of the board of directors);

▪	$1,500 for each committee meeting attended;

▪	a $5,000 compensation and governance committee annual retainer ($7,500 for the committee chair);

▪	a $5,000 audit committee annual retainer ($10,000 for the committee chair); and

▪	grants of up to $100,000 of phantom units with three-year vesting, which will be settled in Common Units or cash equivalent.

In February, 2008, the board of directors of our general partner approved additional compensation for the independent directors serving on the audit committee for acting as the conflicts committee.  For 2008, the committee chair received a retainer of a total of $75,000, and each director, other than the committee chair, received a retainer of $50,000.

In addition, each non-employee director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors or committees. We indemnify each director for actions associated with being a director to the extent permitted under Delaware law.

The following table shows the compensation information for each of the non-employee directors of our general partner for 2008.  The compensation of our Co-Chief Executive Officers, Messrs. Breitenbach and Halbert S. Washburn, is disclosed in the “Summary Compensation Table” above.

2008 Director Compensation
Name	Fees Earned or Paid in Cash ($000)	Stock Awards ($000)(1)(2)	Option Awards ($000)(3)	Total ($000)

John R. Butler, Jr.	$160	$96	$—	$256

David B. Kilpatrick	85	20	—	105

Gregory J. Moroney	38	45	(68)	(15)

Charles S. Weiss	190	96	—	286

(1)           In accordance with SFAS 123(R), represents the compensation expense recognized by us in 2008 with respect to outstanding phantom unit grants under the Partnership LTIP.  The phantom units will be settled for an equal number of Common Units or cash equivalent on the third anniversary of the vesting commencement date.  Each phantom unit is accompanied by a distribution equivalent right, entitling the holder to an additional number of phantom units with a value equal to the amount of distributions paid on each of our Common Units during the period between the vesting commencement date and the settlement date of the phantom units based on the market price of each of our Common Units prior to the payment of such distributions.  For a further discussion of the Partnership LTIP, see “—Compensation Discussion and Analysis—Components of Compensation—Partnership Long-Term Incentive Plan.”  The grant date fair value of each performance unit granted in 2008 is based on the closing price of a Common Unit on the date of grant and is set forth in the table below.

Non-Employee Director	Grant Date	Vesting Commencement Date	Awarded No. of Phantom Units	Grant Date Fair Value ($000)

John R. Butler, Jr.	1/24/2008	1/1/2008	3,460	90

David B. Kilpatrick	4/28/2008	1/1/2008	3,866	81

Gregory J. Moroney	1/24/2008	1/1/2008	3,460	90

Charles S. Weiss	1/24/2008	1/1/2008	3,460	90

(2)           The aggregate number of stock awards and the aggregate number of option awards outstanding for each director at December 31, 2008 are set forth in the table below. In addition to the stock awards listed in the table below, Mr. Moroney also has 20,786 unit appreciation rights granted under the Founders Plan.

Name	Aggregate Stock Awards Outstanding	Aggregate Option Awards Outstanding

John R. Butler, Jr.	15,698	—

David B. Kilpatrick	4,380	—

Gregory J. Moroney	6,546	20,786

Charles S. Weiss	15,698	—

 (3)           In accordance with SFAS 123(R), represents the compensation expense recognized by us in 2008 with respect to outstanding unit appreciation rights granted under the Founders Plan.  One-third of the unit appreciation rights will become exercisable on each of the third, fourth and fifth anniversaries of the vesting commencement date.  Each unit appreciation right entitles the holder, upon exercise, to a cash amount equal to the difference between (a) the initial public offering price of our Common Units ($18.50) and (b) the closing price of our Common Units on the exercise date plus the aggregate amount of distributions made on a Common Unit through such exercise date.  For a further discussion of the Founders Plan and the units granted thereunder, see “—Compensation Discussion and Analysis—Components of Compensation—Unit Appreciation Right (“UAR”) Plans.”

Acceleration of Phantom Units and Unit Appreciation Rights Upon a Change in Control or a Qualifying Termination

If a director’s term of office terminates as a result of his death or a disability that entitles him to benefits under BreitBurn Management’s long-term disability plan, or if a change in control (as defined in the Partnership LTIP) occurs, then the phantom units then held by him automatically will become fully vested upon such termination or change in control.

Under the Founders Plan, in the event of a termination of a participant other than for “misconduct,” all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable in full for a specified period of time following the termination.  In addition, under the Founders Plan, in the event of a change in control, all outstanding unit appreciation rights held by the participant will immediately vest and become exercisable immediately prior to the effective date of the change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of our units, as of April 15, 2009, by:

▪	each person known by us to beneficially own 5 percent or more of our units;

▪	each member of our Board of Directors;

▪	each of our named executive officers; and

▪	all directors and executive officers as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 15, 2009.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o BreitBurn Energy Partners L.P. 515 S. Flower Street, Suite 4800, Los Angeles.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Quicksilver Resources Inc.(1)	21,347,972	40.45 percent
The Baupost Group, L.L.C. (2)	8,157,439	15.46 percent
SAK Corporation(2)	8,157,439	15.46 percent
Seth A. Klarman(2)	8,157,439	15.46 percent
BreitBurn Energy Corporation(3)	690,751	1.31 percent
Randall H. Breitenbach(3(4)	774,692	1.47 percent
Halbert S. Washburn(3)(4)	726,371	1.38 percent
Mark L. Pease	13,292	(5)
James G. Jackson	10,732	(5)
Gregory C. Brown	15,921	(5)
W. Jackson Washburn	5,030	(5)

John R. Butler, Jr.	2,189	(5)
David B. Kilpatrick	—	—
Gregory J. Moroney	8,000	(5)
Charles S. Weiss	15,000	(5)

All directors and executive officers as a group (10 persons)	880,476	1.67 percent

(1)           Quicksilver Resources Inc. received these Common Units as partial consideration in exchange for the Quicksilver assets and equity interests acquired by the Partnership on November 1, 2007.  Its ownership is shown as reported on the Amended Statement of Beneficial Ownership on Form SC 13D/A filed on April 7, 2009.  The address for Quicksilver is 777 West Rosedale Street, Fort Worth, Texas 76104.

(2)           The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman’s ownership is shown as reported on the Statement of Ownership on Form SC 13G/A filed on February 12, 2009.  The address for each owner is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

(3)           Messrs. Breitenbach and Washburn collectively own 100 percent of the outstanding shares of BreitBurn Energy Corporation.

(4)           Includes units beneficially owned by BreitBurn Energy Corporation.

(5)           Less than one percent.

Item 13. Certain Relationships and Related Transactions and Director Independence.

For a discussion of director independence, see Item 10 “Directors and Executive Officers of Our General Partner.”

Affiliates of our general partner, including directors and executive officers of our general partner, own 880,476 Common Units representing a 1.67 percent limited partner interest in us.

Mr. Willis Jackson Washburn, who is the brother of Mr. Halbert S. Washburn, is an employee of BreitBurn Management and serves as an officer of our general partner and of BEH, the indirect owner of BEC, our predecessor.

Distributions and Payments to Affiliates of Our General Partner

We will generally distribute all our available cash to all unitholders, including affiliates of our general partner (as the holders of an aggregate of 880,476 Common Units).

Upon our liquidation, the limited partners, including affiliates of our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Contribution, Conveyance and Assumption Agreement

We entered into a Contribution, Conveyance and Assumption Agreement to effect, among other things, the transfer of certain properties from BEC to us at the closing of our initial public offering.  Pending the receipt of certain governmental and third-party consents to the transfer of certain leases, BEC continues to hold title to these leases.  We entered into an Operations and Proceeds Agreement with our wholly-owned operating subsidiary related to these leases.  Under the Operations and Proceeds Agreement, BEC conducts the operations related to these leases.  Any net profit relating to these leases is payable by BEC to our operating subsidiary, and any net loss relating to these leases is payable by our operating subsidiary to BEC.  In addition, our operating subsidiary entered into a Surface Operating Agreement with BEC and BreitBurn Corp, under which BEC and BreitBurn Corp conduct all surface operations with respect to a lease transferred to us at closing, pending the receipt of consent to the assignment of the related surface use agreement to us.  Our operating subsidiary reimbursed BEC and BreitBurn Corp for all costs incurred in conducting these surface operations.

Under the Contribution Agreement, BEC agreed to indemnify us for four years against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering and against claims for covered environmental liabilities made before the fourth anniversary of the closing of our initial public offering.  The obligation of BEC will not exceed $5.0 million, and BEC will not have any indemnification obligation until our losses exceed $500,000 in the aggregate, and then only to the extent such aggregate losses exceed $500,000.  BEC will have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our initial public offering.  Additionally, BEC agreed to indemnify us for losses attributable to title defects for four years after the closing of our initial public offering, and indefinitely for losses attributable to retained assets and liabilities and income taxes attributable to pre-closing operations and the formation transactions.  Furthermore, we agreed to indemnify BEC for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to their indemnification obligations.

Second Amended and Restated Administrative Services Agreement

On August 26, 2008, BreitBurn Management entered into a Second Amended and Restated Administrative Services Agreement (as amended, the “Administrative Services Agreement”) with BEC, pursuant to which BreitBurn Management manages the operations of BEC and provides administrative services such as accounting, corporate development, finance, land, legal and engineering to BEC. Pursuant to the Administrative Services Agreement, BEC agreed to pay BreitBurn Management a monthly fixed fee of $775,000 for indirect costs, including general and administrative costs, relating to the performance of Services (as defined in the Administrative Services Agreement) until December 31, 2008.  After December 31, 2008, BEC will pay BreitBurn Management a negotiated fixed fee for such indirect costs that will be determined on an annual basis in good faith by the parties pursuant to the procedures and standards set forth in the Administrative Services Agreement. BEC will also reimburse BreitBurn Management monthly for all Third Party Costs, LTIP Costs and Direct Costs (as such terms are defined in the Administrative Services Agreement) relating to the performance of services for BEC.

The initial term of the Administrative Services Agreement is August 26, 2008 through December 31, 2013. In the absence of written notice delivered to the other party by either party to the agreement of its intention not to continue under the terms of the agreement, given no later than 180 days before December 31, 2013, and each successive anniversary thereof, the term of the agreement will be extended for one additional calendar year until either or both parties have given notice of their intention to terminate.

BEC may terminate the Administrative Services Agreement by giving written notice of such termination to BreitBurn Management upon (a) a BEC Change in Control (as defined in the Administrative Services Agreement), (b) a BBEP Change in Control (as defined in the Administrative Services Agreement), (c) a BreitBurn Management Change in Control (as defined in the Administrative Services Agreement), or (d) BreitBurn Management's failure to pay employees providing services within 30 days of the date such employees’ payment is due, subject to the terms of the Administrative Services Agreement. As defined in the Administrative Services Agreement, a BBEP Change in Control and a BreitBurn Management Change in Control include a change in control of the Partnership or BreitBurn Management, respectively, effected through both Halbert Washburn and Randall Breitenbach no longer being employed as Co-Chief Executive Officers of BreitBurn GP or BreitBurn Management, respectively. In addition, beginning no earlier than the day that is 180 days before December 31, 2010, upon 180 days prior written notice, BEC may provide written notice to BreitBurn Management that BEC does not believe that BreitBurn Management is devoting adequate time and resources to BEC, or is not effectively maximizing the value of BEC. Unless the situation is reasonably corrected by BreitBurn Management within the ensuing 180 days, then BEC may elect to terminate the Administrative Services Agreement effective as of the end of the 180 day period following the delivery of such notice by BEC. If the Administrative Services Agreement is terminated by BEC prior to December 31, 2013, under certain circumstances, BEC will be obligated to promptly reimburse BreitBurn Management for its reasonable expenses incurred in reducing its staffing, including, but not limited to reasonable severance payments, up to a maximum of the lesser of two times the monthly fixed fee in effect at the date of such termination and $2,000,000.

BreitBurn Management may terminate the Administrative Services Agreement by giving written notice of such termination to BEC upon the occurrence of a BEC Change in Control.

In the event that BEC, the Partnership or BreitBurn Management becomes bankrupt or dissolves or commences liquidation or winding-up, the Administrative Services Agreement will automatically terminate without notice to the other party.

Omnibus Agreement

On August 26, 2008, the Partnership entered into an Omnibus Agreement with BEC, BEC’s general partner, BEH, our general partner and BreitBurn Management, which sets forth certain agreements with respect to conflicts of interest.

BEC has agreed that the Partnership has a preferential right with respect to any business opportunity with respect to either (a) any third party upstream oil and gas properties and any related midstream assets, if the fair market value of the estimated proved developed reserves related to such properties constitutes 70% or more of the fair market value of such properties and related midstream assets (as determined in good faith by the board of directors of our general partner), or (b) any third party oil and gas properties and any related midstream assets located within one mile of any oil and gas properties and any related midstream assets that are owned by the Partnership, our general partner or any of their subsidiaries, and in which no interest is owned by BEH, BEC’s general partner, BEC or any of their subsidiaries.

The Partnership has agreed that BEC has a preferential right with respect to any business opportunity with respect to either (a) any third party upstream oil and gas properties and any related midstream assets, if the fair market value of the estimated proved developed reserves related to such properties constitutes less than 70% of the fair market value of such properties and related midstream assets (as determined in good faith by the board of directors of BEH), or (b) any oil and gas properties and any related midstream assets located within one mile of any oil and gas properties and any related midstream assets that are owned by BEH, BEC’s general partner, BEC or any of their subsidiaries, and in which no interest is owned by the Partnership, our general partner or any of their subsidiaries.

If the Partnership or BEC is presented with a business opportunity with respect to any oil and gas properties and any related midstream assets located within one mile of any oil and gas properties that are jointly owned by the Partnership and BEC, the Partnership or BEC, as applicable, must give prompt written notice to the other party of such business opportunity. The Partnership and BEC have agreed to discuss the pursuit of a joint bid for such business opportunity on the basis of their existing ownership interests, including their respective operating control, in the jointly owned properties. If the parties cannot agree on the terms upon which to proceed with a joint bid within 15 business days, then each of the Partnership and BEC will be free to pursue an independent bid for such business opportunity. As of August 26, 2008, the properties jointly owned by the Partnership and BEC are properties in the East Coyote and Sawtelle fields in the Los Angeles Basin in California.

BEC has agreed that the Partnership has a right of first offer with respect to the sale by BEC, BEH, BEC’s general partner or any of their subsidiaries of all upstream oil and gas properties and related midstream assets owned by such parties.

The Omnibus Agreement may be terminated (a) by BEH upon notice to the other parties upon a change of control of BEC, (b) by our general partner upon notice to the other parties upon a change of control of the Partnership, and (c ) by either BEH or our general partner at such time as the Partnership and BEC cease to be under common management or upon the termination of the Administrative Services Agreement; provided, however, that if the Administrative Services Agreement is terminated under certain circumstances, the Omnibus Agreement may not be terminated by BEH until 180 days after termination of the Administrative Services Agreement.

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

Item 14. Principal Accountant Fees and Services.

The audit committee of the board of directors of BreitBurn GP LLC selected Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, to audit the consolidated financial statements of BreitBurn Energy Partners L.P. for the 2008 calendar year.  The audit committee’s charter which is available on our website at www.breitburn.com requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm.  All services reported in the audit, audit-related, tax and all other fees categories below with respect to this report for the year ended December 31, 2008 were approved by the audit committee.

On an accrual basis, fees paid to PricewaterhouseCoopers LLP for 2008 and 2007 are as follows:

Principal Accountant Fees and Services	2008	2007
Audit fees (1)	$1,771,367	$1,049,800
Audit-related fees (2)	144,206	272,676
Tax fees (3)	694,470	962,900
	$2,610,043	$2,285,376

(1)           Audit fees represent fees provided for audits of our annual financial statements, review of our quarterly financial statements, Sarbanes-Oxley internal control over financial reporting review and work performed as part of our registration filings.

(2)           Audit-related fees were primarily for carve-out audits related to acquisitions and our benefit plan.

(3)           Tax fees are related to tax preparation as well as the preparation of Forms K-1 for our unitholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           (1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1 of the Original 10-K.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

NUMBER	DOCUMENT

3.1	Certificate of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Form S 1 filed on July 13, 2006).

3.2
First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8 K dated October 10, 2006 and filed on October 16, 2006).

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

3.4
Second Amendment and Restated Limited Liability Company Agreement of BreitBurn GP, LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

4.1
Registration Rights Agreement, dated as of November 1, 2007, by and among BreitBurn Energy Partners L.P. and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8 K dated November 1, 2007 and filed on November 6, 2007).

4.2
Unit Purchase Rights Agreement, dated as of December 22, 2008, between BreitBurn Energy Partners L.P. and American Stock Transfer & Trust Company LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8 K dated December 22, 2008 and filed on December 23, 2008).

10.1
Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners I, L.P. dated May 5, 2003 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8 K dated May 25, 2007 and filed May 29, 2007).

10.2
Contribution, Conveyance and Assumption Agreement, dated as of October 10, 2006, by and among Pro GP Corp., Pro LP Corp., BreitBurn Energy Corporation, BreitBurn Energy Company L.P., BreitBurn Management Company, LLC, BreitBurn GP, LLC, BreitBurn Energy Partners L.P., BreitBurn Operating GP, LLC and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8 K dated October 10, 2006 and filed on October 16, 2006).

NUMBER	DOCUMENT

10.3
Administrative Services Agreement, dated as of October 10, 2006, by and among BreitBurn GP, LLC, BreitBurn Energy Partners L.P., BreitBurn Operating L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8 K dated October 10, 2006 and filed on October 16, 2006).

10.4†
BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan effective as of October 10, 2006 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to Form S 1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.5†
BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to Form S 1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.6†
BreitBurn Energy Company L.P. Unit Appreciation Plan for Employees and Consultants (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to Form S 1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.7†
Amendment No. 1 to the BreitBurn Energy Company L.P. Unit Appreciation Plan for Officers and Key Individuals (incorporated herein by reference to Exhibit 10.14 to Amendment No. 5 to Form S 1 for BreitBurn Energy Partners L.P. filed on October 2, 2006).

10.8†
Amendment to the BreitBurn Energy Company L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 5 to Form S 1 for BreitBurn Energy Partners L.P. filed on October 2, 2006).

10.9†	BreitBurn Energy Company L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to Form S 1 for BreitBurn Energy Partners L.P. filed on September 19, 2006).

10.10†
Form of BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan Restricted Phantom Units Award Agreement (for Directors) (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10 K for the year ended December 31, 2006 and filed on April 2, 2007).

10.11†
Form of BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan Performance Unit Based Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10 K for the year ended December 31, 2006 and filed on April 2, 2007).

10.12
Amended and Restated Asset Purchase Agreement, dated as of May 16, 2007, by and among BreitBurn Operating L.P. and Calumet Florida, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8 K dated May 24, 2007 and filed on May 31, 2007).

10.13
Unit Purchase Agreement, dated as of May 16, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated May 24, 2007 and filed on May 31, 2007).

10.14
Unit Purchase Agreement, dated as of May 25, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8 K dated May 25, 2007 and filed on May 29, 2007).

NUMBER	DOCUMENT

10.15
ORRI Distribution Agreement Limited Partner Interest Purchase and Sale Agreement, dated as of May 24, 2007, by and among BreitBurn Operating L.P. and TIFD X III LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated May 25, 2007 and filed May 29, 2007).

10.16
Contribution Agreement, dated as of September 11, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8 K dated November 1, 2007 and filed November 6, 2007).

10.17
Amendment to Contribution Agreement, dated effective as of November 1, 2007, between Quicksilver Resources Inc. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8 K dated November 1, 2007 and filed November 6, 2007).

10.18
Amended and Restated Unit Purchase Agreement, dated as of October 26, 2007, by and among BreitBurn Energy Partners L.P. and each of the Purchasers set forth therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated November 1, 2007 and filed November 6, 2007).

10.19
Amended and Restated Credit Agreement, dated November 1, 2007, by and among BreitBurn Operating L.P., as borrower, BreitBurn Energy Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8 K dated November 1, 2007 and filed November 6, 2007).

10.20†
Employment Agreement dated December 26, 2007 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Mark L. Pease (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated December 26, 2007 and filed December 27, 2007).

10.21†
First Amendment to the BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan dated December 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated November 5, 2007 and filed December 28, 2007).

10.22†
Form of BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan Restricted Phantom Unit Agreement (Executive Form) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated March 5, 2008 and filed March 11, 2008).

10.23†
Form of BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan Restricted Phantom Unit Agreement (Non Executive Form) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8 K dated March 5, 2008 and filed March 11, 2008).

10.24†	Second Amended and Restated Employment Agreement dated December 31, 2007 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Halbert Washburn.

10.25†	Second Amended and Restated Employment Agreement dated December 31, 2007 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Randall Breitenbach.

10.26†	Employment Agreement date January 29, 2008 among BreitBurn Management Company, LLC, BreitBurn GP, LLC, Pro GP Corp. and Gregory C. Brown.

10.27†	Form of BreitBurn Energy Partners L.P. 2006 Long Term Incentive Plan Restricted Phantom Units Directors’ Award Agreement.

NUMBER	DOCUMENT

10.28
Purchase Agreement dated June 17, 2008 by and among Pro LP Corporation, Pro GP Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

10.29
Purchase Agreement dated June 17, 2008 by and among Pro LP Corporation, Pro GP Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

10.30
Contribution Agreement dated June 17, 2008 by and among BreitBurn Management Company LLC, BreitBurn Energy Corporation and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

10.31
First Amendment to Amended and Restated Credit Agreement, Limited Waiver and Consent and First Amendment to Security Agreement by and among BreitBurn Operating LP, BreitBurn Energy Partners L.P., as Parent Guarantor, its subsidiaries as guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

10.32
Amendment No. 1 to the Operations and Proceeds Agreement, relating to the Dominguez Field and dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

10.33
Amendment No. 1 to the Surface Operating Agreement dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and its predecessor BreitBurn Energy Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8 K dated June 17, 2008 and filed on June 23, 2008).

10.34†
Employment Agreement Form for grant of Convertible Phantom units pursuant and subject to the terms and conditions of the Convertible Phantom Unit Agreement and the Partnership’s 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10 Q dated June 30, 2008 and filed on August 11, 2008).

10.35†
Non Employment Agreement Form for grant of Convertible Phantom units pursuant and subject to the terms and conditions of the Convertible Phantom Unit Agreement and the Partnership’s 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10 Q dated June 30, 2008 and filed on August 11, 2008).

10.36†
Amended and Restated Employment Agreement dated August 15, 2008 entered into by and between BreitBurn Management Company, LLC, BreitBurn GP, LLC and James Jackson (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated August 15, 2008 and filed on August 18, 2008).

10.37
Second Amended and Restated Administrative Services Agreement dated August 26, 2008 entered into by and between BreitBurn Energy Company L.P. and BreitBurn Management Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K dated August 26, 2008 and filed on September 02, 2008).

NUMBER	DOCUMENT

10.38
Omnibus Agreement, dated August 26, 2008, by and among BreitBurn Energy Holdings LLC, BEC (GP) LLC, BreitBurn Energy Company L.P, BreitBurn GP, LLC, BreitBurn management Company, LLC and BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8 K dated August 26, 2008 and filed on September 02, 2008).

14.1
BreitBurn Energy Partners L.P. and BreitBurn GP, LLC Code of Ethics for Chief Executive Officers and Senior Officers (as amended and restated on February 28, 2007) (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8 K dated February 28, 2007 and filed on March 5, 2007).

21.1	List of subsidiaries of BreitBurn Energy Partners L.P. (filed as Exhibit 21.1 to the Original 10-K).

23.1	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to the Original 10-K).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed as Exhibit 23.2 to the Original 10-K).

23.3	Consent of Schlumberger Data and Consulting Services (filed as Exhibit 23.3 to the Original 10-K).

31.1*	Certification of Registrant’s Co Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Registrant’s Co Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes Oxley Act of 2002.

31.3*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes Oxley Act of 2002.

32.1
Certification of Registrant’s Co Chief Executive Officer pursuant to Rule 13a 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K).  This certification is being furnished solely to accompany this Annual Report on Form 10 K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2
Certification of Registrant’s Co Chief Executive Officer pursuant to Rule 13a 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K). This certification is being furnished solely to accompany this Annual Report on Form 10 K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.3
Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes Oxley Act of 2002 (furnished as Exhibit 32.3 to the Original 10-K). This certification is being furnished solely to accompany this Annual Report on Form 10 K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
Its General Partner

Dated: April 17, 2009	By:	/s/Halbert S. Washburn
Halbert S. Washburn
Co-Chief Executive Officer

Dated: April 17, 2009	By:	/s/Randall H. Breitenbach
Randall H. Breitenbach
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/Halbert S. Washburn	Co-Chief Executive Officer and Chairman of the Board of	April 17, 2009
Halbert S. Washburn	Breitburn GP, LLC
(Principal Executive Officer)

/s/Randall H. Breitenbach	Co-Chief Executive Officer and Director of	April 17, 2009
Randall H. Breitenbach	BreitBurn GP, LLC
(Principal Executive Officer)

/s/James G. Jackson	Chief Financial Officer of	April 17, 2009
James G. Jackson	BreitBurn GP, LLC
(Principal Financial Officer)

/s/Lawrence C. Smith	Controller of	April 17, 2009
Lawrence C. Smith	BreitBurn GP, LLC
(Principal Accounting Officer)

/s/John R. Butler, Jr.	Director of	April 17, 2009
John R. Butler, Jr.	BreitBurn GP, LLC

/s/David B. Kilpatrick	Director of	April 17, 2009
David B. Kilpatrick	BreitBurn GP, LLC

/s/Gregory J. Moroney	Director of	April 17, 2009
Gregory J. Moroney	BreitBurn GP, LLC

/s/Charles S. Weiss	Director of	April 17, 2009
Charles S. Weiss	BreitBurn GP, LLC