Form 10-Q
period 2009-03-31
BreitBurn Energy Partners L.P.
filed 2009-05-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑    Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2009

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐ (not yet applicable to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑   Accelerated filer ☐
Non-accelerated filer ☐   (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of May 8, 2009, the registrant had 52,770,011 Common Units outstanding.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward- looking and may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “impact,” “future,” “projection,” “forecasts,” “could,” “will” and words of similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; a further significant reduction in the borrowing base under our bank credit facility; the impact of the current financial crisis on our business operations, financial condition and ability to raise capital; our level of indebtedness; the ability of financial counterparties to perform their obligations under existing agreements; delays in planned or expected drilling; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; the uncertainty related to the litigation instituted by Quicksilver against us; potential disruption or interruption of our net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Relevant to Forward Looking Information” and Part I—Item 1A. “—Risk Factors’’ of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

Available Information

Our internet website address is www.breitburn.com.  We make available, free of charge at the “Investor Relations” portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Acts of 1934, as amended, as soon as  reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The information contained on our website does not constitute part of this report.

GLOSSARY OF OIL AND GAS TERMS; DESCRIPTION OF REFERENCES

The following is a description of the meanings of some of the oil and gas industry terms that may be used in this report.  The definition of proved reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

LIBOR:  London Interbank Offered Rate.

MichCon:   Michigan Consolidated Gas Company.

MBbls:  One thousand barrels of crude oil or other liquid hydrocarbons.

MBoe:  One thousand barrels of oil equivalent.

Mcf:  One thousand cubic feet of natural gas.

MMcf:  One million cubic feet of natural gas.

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

_____________________________________

References in this filing to “the Partnership,” “we,” “our,” “us” or like terms refer to BreitBurn Energy Partners L.P. and its subsidiaries.  References in this filing to “BEC” or the “Predecessor” refer to BreitBurn Energy Company L.P., our predecessor, and its predecessors and subsidiaries.  References in this filing to “BreitBurn GP” or the “General Partner” refer to BreitBurn GP, LLC, our general partner and our wholly-owned subsidiary as of June 17, 2008.  References in this filing to “Provident” refer to Provident Energy Trust.  References in this filing to “BreitBurn Corporation” refer to BreitBurn Energy Corporation, a corporation owned by Randall Breitenbach and Halbert Washburn, the Co-Chief Executive Officers of our general partner.  References in this filing to “BreitBurn Management” refer to BreitBurn Management Company, LLC, our asset manager and operator, and wholly-owned subsidiary as of June 17, 2008.  References in this filing to “BOLP” or “BreitBurn Operating” refer to BreitBurn Operating L.P., our wholly-owned operating subsidiary.  References in this filing to “BOGP” refer to BreitBurn Operating GP, LLC, the general partner of BOLP.  References in this filing to “our properties” refer to, as of December 31, 2006, the oil and gas properties contributed to us and our subsidiaries by BEC in connection with our initial public offering.  These oil and gas properties include certain fields in the Los Angeles Basin in California, including interests in the Santa Fe Springs, Rosecrans and Brea Olinda Fields, and the Wind River and Big Horn Basins in central Wyoming.  As of January 1, 2007, “our properties” include any additional properties that we have acquired since that date.  References to “Quicksilver” refer to Quicksilver Resources Inc. from whom we acquired oil and gas properties and facilities in Michigan, Indiana and Kentucky on November 1, 2007.  References in this filing to “Calumet” refer to Calumet Florida L.L.C., from whom we acquired certain interests in oil leases and related assets located in Florida on May 24, 2007.  References in this filing to “BEPI” refer to BreitBurn Energy Partners I, L.P.  References in this filing to “TIFD” refer to TIFD X-III LLC, from whom we acquired a 99 percent limited partner interest in BEPI on May 25, 2007, which owned interests in the Sawtelle and East Coyote oil fields located in California.

_____________________________________

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended
	March 31,
Thousands of dollars, except unit amounts	2009	2008

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$57,643	$115,849
Gains (losses) on commodity derivative instruments, net (note 13)	70,020	(83,387)
Other revenue, net (note 8)	276	875
Total revenues and other income items	127,939	33,337
Operating costs and expenses:
Operating costs	34,381	38,173
Depletion, depreciation and amortization	30,301	20,861
General and administrative expenses	9,561	8,758
Total operating costs and expenses	74,243	67,792

Operating income (loss)	53,696	(34,455)

Interest and other financing costs, net	4,773	5,424
Loss on interest rate swaps (note 13)	2,102	1,115
Other (income) expenses, net	(4)	338

Income (loss) before taxes	46,825	(41,332)

Income tax expense (benefit) (note 4)	468	(246)

Net income (loss)	46,357	(41,086)

Less: Net income attributable to noncontrolling interest (note 12)	(7)	(54)

Net income (loss) attributable to the partnership	46,350	(41,140)
General partner loss	-	(273)

Net income (loss) attributable to limited partners	$46,350	$(40,867)

Basic net income (loss) per unit	$0.85	$(0.61)
Diluted net income (loss) per unit	$0.84	$(0.61)
Weighted average number of units used to calculate
Basic net income (loss) per unit	54,822,024	67,020,641
Diluted net income (loss) per unit	54,925,817	67,020,641

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
Thousands of dollars, except unit amounts	2009	2008
ASSETS
Current assets:
Cash	$1,001	$2,546
Accounts receivable, net	43,248	47,221
Derivative instruments (note 13)	100,982	76,224
Related party receivables (note 5)	3,827	5,084
Inventory (note 6)	2,310	1,250
Prepaid expenses	3,915	5,300
Intangibles (note 7)	2,115	2,771
Other current assets	170	170
Total current assets	157,568	140,566
Equity investments (note 8)	9,170	9,452
Property, plant and equipment
Oil and gas properties	2,068,833	2,057,531
Non-oil and gas assets	8,019	7,806
	2,076,852	2,065,337
Accumulated depletion and depreciation	(254,708)	(224,996)
Net property, plant and equipment	1,822,144	1,840,341
Other long-term assets
Intangibles (note 7)	371	495
Derivative instruments (note 13)	193,839	219,003
Other long-term assets	9,047	6,977

Total assets	$2,192,139	$2,216,834
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,040	$28,302
Book overdraft	3,783	9,871
Derivative instruments (note 13)	10,245	10,192
Revenue distributions payable	12,070	16,162
Salaries and wages payable	3,200	6,249
Accrued liabilities	10,725	9,214
Total current liabilities	56,063	79,990
Long-term debt (note 9)	706,941	736,000
Deferred income taxes (note 4)	4,559	4,282
Asset retirement obligation (note 10)	34,748	30,086
Derivative instruments (note 13)	12,702	10,058
Other long-term liabilities	2,206	2,987
Total liabilities	817,219	863,403
Equity:
Partners' equity (note 11)	1,374,396	1,352,892
Noncontrolling interest (note 12)	524	539
Total equity	1,374,920	1,353,431

Total liabilities and equity	$2,192,139	$2,216,834

Common units outstanding	52,770,011	52,635,634

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Thousands of dollars	2009	2008

Cash flows from operating activities
Net income (loss)	$46,357	$(41,086)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	30,301	20,861
Unit based compensation expense	3,158	1,144
Unrealized loss on derivative instruments	3,102	71,153
Distributions greater (less) than income from equity affiliates	282	(223)
Deferred income tax	277	(260)
Amortization of intangibles	780	754
Other	823	466
Changes in net assets and liablities:
Accounts receivable and other assets	2,465	(32,992)
Inventory	(1,060)	3,078
Net change in related party receivables and payables	1,257	49,394
Accounts payable and other liabilities	(16,995)	22,025
Net cash provided by operating activities	70,747	94,314
Cash flows from investing activities
Capital expenditures	(9,107)	(19,146)
Net cash used by investing activities	(9,107)	(19,146)
Cash flows from financing activities
Distributions	(28,038)	(31,007)
Proceeds from the issuance of long-term debt	130,916	61,100
Repayments of long-term debt	(159,975)	(100,500)
Book overdraft	(6,088)	(140)
Net cash used by financing activities	(63,185)	(70,547)
Increase (decrease) in cash	(1,545)	4,621
Cash beginning of period	2,546	5,929
Cash end of period	$1,001	$10,550

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Description of Operations

We are an independent oil and gas partnership focused on the exploitation, development and acquisition of oil and gas properties in the United States.  We are a Delaware limited partnership formed on March 23, 2006.  Our general partner is BreitBurn GP, a Delaware limited liability company, also formed on March 23, 2006, and our wholly-owned subsidiary since June 17, 2008.  The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations.  We conduct our operations through a wholly-owned subsidiary, BOLP and BOLP’s general partner BOGP.  We own all of the ownership interests in BOLP and BOGP.

Prior to June 17, 2008, the membership interests in our General Partner were held by BreitBurn Management.  In addition, prior to that date, 95.55% of the membership interests in BreitBurn Management were held by Provident and the remaining 4.45% of the membership interests in BreitBurn Management were held by BreitBurn Energy Corporation, a California corporation wholly-owned by the Co-Chief Executive Officers of our General Partner.  On June 17, 2008, we, BreitBurn Corporation, BreitBurn Management, Provident and certain of its subsidiaries completed a series of transactions (the “Purchase, Contribution and Partnership Transactions”), pursuant to which, among other things, our General Partner and BreitBurn Management became our wholly-owned subsidiaries.  See Part I—Item 1 “—Business —Ownership and Structure” in our Annual Report for a further discussion of the Purchase, Contribution and Partnership Transactions.

BreitBurn Management manages our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  See Note 5 for information regarding our relationship with BreitBurn Management. In connection with the acquisition of Provident’s ownership in BEC by members of senior management, Metalmark Capital Partners, Greenhill Capital Partners and a third party institutional investor, BreitBurn Management entered into the Second Amended and Restated Administrative Services Agreement to manage BEC's properties for a term of five years. In addition, we entered into an Omnibus Agreement with BEC detailing rights with respect to business opportunities and providing us with a right of first offer with respect to the sale of assets by BEC.

The following diagram depicts our organizational structure as of March 31, 2009:

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report.

Starting in the first quarter of 2009, we are classifying regional operation management expenses as operating costs rather than general and administrative expenses to better align our operating and management costs with our organization structure and to be consistent with industry practices.  As such, we have revised classification of these expenses for the quarter ended March 31, 2008.  The reclassification did not affect previously reported total revenues, net income or net cash provided by operating activities.  The comparative classification for the quarter ended March 31, 2008 is as follows:

Three Months Ended
Thousands of dollars	March 31, 2008
Operating costs
As previously reported	$35,973
As revised	38,173
Difference	$2,200

G&A expenses
As previously reported	$10,958
As revised	8,758
Difference	$(2,200)

3.  Recently Issued Accounting Standards

SFAS No. 141(revised 2007) “Business Combinations” (“SFAS No. 141R”). In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141R was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures.  It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods.  Certain of these changes will introduce more volatility into earnings.  The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition.  SFAS No. 141R also impacts the goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141R.  The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations.  SFAS No. 141R became effective for us on January 1, 2009.  We will experience a financial statement impact depending on the nature and extent of any new business combinations entered into prospectively.

FSP FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP FAS 157-2”).  In February 2008, the FASB issued staff position (“FSP”) SFAS No. 157-2 which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applied to our asset retirement obligation (“ARO”), which uses fair value measures at the date incurred to determine our liability and any property impairments that may occur.  We adopted FSP FAS 157-2 effective January 1, 2009 and the adoption did not have a material effect on our consolidated results of operations.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” (“SFAS No. 160”).  In December 2007, the FASB issued SFAS No. 160 which requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement became effective for us on January 1, 2009.  We applied the presentation and disclosure requirements retrospectively to all periods presented.  The adoption of SFAS No. 160 required the changes, described above, to the presentation of noncontrolling interest, previously referred to as minority interest, on the consolidated statements of operations, the consolidated balance sheets and the consolidated statements of cash flows.  See Note 12 for a discussion of our noncontrolling interest.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  In March 2008, the FASB issued SFAS No. 161 which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 (“SFAS No. 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 has the same scope as SFAS No. 133, and, accordingly, applies to all entities.  SFAS No. 161 became effective for us on January 1, 2009.  See Note 13 for the additional disclosures required by SFAS No. 161.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In April 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combination” and other U.S. generally accepted accounting principles.  FSP FAS 142-3 became effective for us on January 1, 2009.  The adoption of FSP FAS 142-3 did not have a material impact on our financial position, results of operations or cash flows.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  In June 2008, the FASB issued FSP EITF 03-6-1.  Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  In addition, all prior period earnings per unit data presented should be adjusted retrospectively and early application is not permitted.  We adopted FSP EITF 03-6-1 on January 1, 2009.  See Note 11 for the impact FSP EITF 03-6-1 had on our reported earnings per unit.

FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instrument” (“FSP FAS 107-1”).  In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under FSP FAS 107-1, we are required to include disclosures about the fair value of our financial instruments whenever we issue financials.  This statement is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We have not elected early adoption.  This statement, while it will require additional disclosures as detailed above, is not expected to have a material impact on our financial position, results of operations or cash flows.

4.  Income Taxes

During the first quarter of 2009, we recorded a current federal tax expense of less than $0.1 million and a deferred federal tax expense of $0.3 million for our wholly-owned subsidiary, Phoenix Production Company, a tax-paying corporation.  For the same period in 2008, the current federal tax expense was less than $0.1 million and the deferred tax was a benefit of $0.3 million.  At March 31, 2009 and December 31, 2008, net deferred tax liabilities of $4.6 million and $4.3 million, respectively, were included in our consolidated balance sheets for Phoenix Production Company.  In the first quarter of 2009, we recorded a total state income tax expense of $0.2 million and the amount for the same period in 2008 was insignificant.

5.  Related Party Transactions

BreitBurn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.  Prior to June 17, 2008, BreitBurn Management provided services to us and to BEC, and allocated its expenses between the two entities.  On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, BreitBurn Management became our wholly-owned subsidiary and entered into an Amended and Restated Administrative Services Agreement with BEC, pursuant to which BreitBurn Management agreed to continue to provide administrative services to BEC, in exchange for a monthly fee of approximately $775,000 for indirect expenses.  Beginning on June 17, 2008, all of the costs charged to BOLP are consolidated with our results.  On August 26, 2008, BreitBurn Management entered into the Second Amended and Restated Administrative Services Agreement (the “Administrative Services Agreement”) to manage BEC's properties for a term of five years. In addition to the monthly fee, BreitBurn Management charges BEC for all direct expenses including incentive plan costs and direct payroll and administrative costs related to BEC properties and operations.  The monthly fee is contractually based on an annual projection of anticipated time spent by each employee who provides services to both us and BEC during the ensuing year and is subject to renegotiation annually by the parties during the term of the agreement. For 2009, each BreitBurn Management employee estimated his or her time allocation independently.  These estimates then were reviewed and approved by each employee’s manager or supervisor.  The results of this process were provided to both the audit committee of the board of directors of our General Partner (composed entirely of independent directors) (the “audit committee”) and the board of representatives of BEC’s parent (the “BEC board”).  The audit committee and the non-management members of the BEC board agreed on the 2009 monthly fee as provided in the Administrative Services Agreement.  Effective January 1, 2009, the monthly fee was renegotiated to $500,000.  The reduction in the monthly fee is attributable to the overall reduction in general and administrative expenses for BreitBurn Management for 2009, the new time allocation study described above and the fact that additional costs are being charged separately to us and BEC compared to prior years.

At March 31, 2009 and December 31, 2008, we had current receivables of $3.5 million and $4.4 million, respectively, due from BEC related to the Administrative Services Agreement, outstanding liabilities for employee related costs and oil and gas sales made by BEC on our behalf from certain properties.  During the first quarter of 2009, the monthly charges to BEC for indirect expenses totaled $1.5 million and charges for direct expenses including incentive plan costs, direct payroll and administrative costs totaled $0.3 million.  During the first quarter of 2009 and 2008, total oil and gas sales made by BEC on our behalf were approximately $0.2 million and $0.5 million, respectively.

During the first quarter of 2008, we incurred approximately $11.0 million in direct and indirect general and administrative expenses from BreitBurn Management, including accruals related to incentive compensation.  We reimbursed BreitBurn Management $17.0 million under the Administrative Services Agreement during the quarter ended March 31, 2008.

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

Pursuant to a transition services agreement through March 2008, Quicksilver provided to us services for accounting, land administration, and marketing and charged us $0.9 million for the first quarter of 2008.  These charges were included in general and administrative expenses on the consolidated statements of operations.  Quicksilver also buys natural gas from us in Michigan.  During the first quarter of 2009 and 2008, total net gas sales to Quicksilver were approximately $1.1 million and $0.5 million, respectively.  The related receivables were $0.3 million at March 31, 2009 and $0.6 million as of December 31, 2008.

6.  Inventory

Our crude oil inventory from our Florida operations at March 31, 2009 and December 31, 2008 was $2.3 million and $1.3 million, respectively.  In the first quarter of 2009, we sold 129 gross MBbls of crude oil and produced 149 gross MBbls from our Florida operations.  Inventory additions are at cost and represent our production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.

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

7.  Intangibles

In May 2007, we acquired certain interests in oil leases and related assets through the acquisition of a limited liability company from Calumet.  As part of this acquisition we assumed certain crude oil sales contracts for the remainder of 2007 and for 2008 through 2010.  A $3.4 million intangible asset was established to value the portion of the crude oil contracts that were above market at closing in the purchase price allocation.  Realized gains or losses from these contracts are recognized as part of oil sales and the intangible asset will be amortized over the life of the contracts.  As of March 31, 2009, our intangible asset related to the crude oil sales contracts was $1.3 million, of which $0.4 million is reflected in long-term intangibles on the consolidated balance sheet.

In November 2007, we acquired oil and gas properties and facilities from Quicksilver.  Included in the Quicksilver purchase price was a $5.2 million intangible asset related to retention bonuses.  In connection with the acquisition, we entered into an agreement with Quicksilver which provides for Quicksilver to fund retention bonuses payable to 139 former Quicksilver employees in the event these employees remain continuously employed by BreitBurn Management from November 1, 2007 through November 1, 2009 or in the event of termination without cause, disability or death.  Amortization expense of $0.5 million for the three months ended March 31, 2009 and 2008 is included in the operating costs line on the consolidated statements of operations.  As of March 31, 2009, our intangible asset related to Quicksilver retention bonuses was $1.2 million, reflected in current intangibles on the consolidated balance sheet.

8.  Equity Investments

We had equity investments at March 31, 2009 and December 31, 2008 of $9.2 million and $9.5 million, respectively.  These investments are reported in the “Equity investments” line on the consolidated balance sheets and primarily represent investments in natural gas processing facilities.  For the quarter ended March 31, 2009, we recorded less than $0.1 million in earnings from equity investments and $0.4 million in dividends.  For the quarter ended March 31, 2008, we recorded $0.3 million in earnings from equity investments and $0.1 million in dividends.  Earnings from equity investments are reported in the “Other revenue, net” line on the consolidated statements of operations.

9.  Long-Term Debt

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, entered into a four-year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, N.A., Credit Suisse Securities (USA) LLC and a syndicate of banks (the “Amended and Restated Credit Agreement”).  The initial borrowing base of the Amended and Restated Credit Agreement was $700 million and was increased to $750 million on April 10, 2008.

On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly-owned subsidiaries entered into the First Amendment to the Amended and Restated Credit Agreement (“Amendment No. 1 to the Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent (the “Agent”).  Amendment No. 1 to the Credit Agreement increased the borrowing base available under the Amended and Restated Credit Agreement, from $750 million to $900 million.  In addition, Amendment No. 1 to the Credit Agreement enacted certain additional amendments, waivers and consents to the Amended and Restated Credit Agreement and the related Security Agreement, dated November 1, 2007, among BOLP, certain of its subsidiaries and the Agent, necessary to permit the Amendment No. 1 to the First Amended and Restated Limited Partnership Agreement and the transactions consummated in the Purchase, Contribution and Partnership Transactions.  Under Amendment No. 1 to the Credit Agreement, the interest margins applicable to borrowings, the letter of credit fee and the commitment fee under the Amended and Restated Credit Agreement were increased by amounts ranging from 12.5 to 25 basis points.  As of March 31, 2009 and December 31, 2008, approximately $706.9 million and $736.0 million, respectively, in indebtedness were outstanding under the Amended and Restated Credit Agreement.  The credit facility will mature on November 1, 2011.  At March 31, 2009, the LIBOR interest rate was 2.272 percent on the LIBOR portion of $705.9 million and the prime rate was 4.000 percent on the prime debt portion of $1.0 million.

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

In April 2009, our borrowing base under our Amended and Restated Credit Agreement was redetermined at $760 million.  This redetermination was completed with no modifications to the terms of the facility, including no additional fees and no increase in borrowing rates.

As of March 31, 2009 and December 31, 2008, we were in compliance with the credit facility’s covenants.  At March 31, 2009 and December 31, 2008, we had $0.3 million in letters of credit outstanding.

Our interest expense is detailed in the following table:

	Three Months Ended
	March 31,
Thousands of dollars	2009	2008
Credit agreement (including commitment fees)	$3,950	$4,957
Amortization of discount and deferred issuance costs	823	467
Total	$4,773	$5,424

Cash paid for interest (including realized losses on interest rate swaps)	$7,107	$5,369

10.  Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities as well as our estimate of the future timing of the costs to be incurred.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from 7 to 50 years.  Estimated cash flows have been discounted at our credit adjusted risk free rate of 7 percent and adjusted for inflation using a rate of 2 percent.  Our credit adjusted risk free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels based upon how observable those inputs are.  The highest priority of Level 1 is given to unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 includes inputs other than quoted prices that are included in Level 1 and can be derived by observable data, including third party data providers.  These inputs may also include observable transactions in the market place.  Level 3 is given to unobservable inputs.  We consider the inputs to our asset retirement obligation valuation to be Level 3 as fair value is determined using discounted cash flow methodologies based on inputs that are not readily available in public markets.

Changes in the asset retirement obligation for the periods ended March 31, 2009 and December 31, 2008 are presented in the following table:

	Three Months Ended	Year Ended
	March 31,	December 31,
Thousands of dollars	2009	2008
Carrying amount, beginning of period	$30,086	$27,819
Liabilities settled in the current period	-	(1,054)
Revisions (1)	4,073	1,363
Accretion expense	589	1,958

Carrying amount, end of period	$34,748	$30,086

(1) Increased cost estimates and revisions to reserve life.

11.  Partners’ Equity

At March 31, 2009, we had 52,770,011 common units outstanding representing limited partner interests in us (“Common Units”) and at December 31, 2008 we had 52,635,634 Common Units outstanding.

At March 31, 2009 and December 31, 2008, we had 6,700,000 units authorized for issuance under our long-term incentive compensation plans.  At March 31, 2009 and December 31, 2008, there were 2,922,470 and 1,422,171, respectively, of partnership-based units outstanding that are eligible to be paid in Common Units upon vesting.

Earnings per unit

As discussed in Note 3, effective January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” We have retrospectively adjusted earnings per common unit for all prior periods presented. We now use the “two-class” method of computing earnings per unit. The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of common unit and participating security as if all earnings for the period had been distributed. As concluded in FSP EITF 03-6-1, unvested restricted unit awards that earn non-forfeitable dividend rights qualify as participating securities under SFAS No. 128, “Earnings per Share,” and, accordingly, are now included in the basic computation as such. Our unvested restricted phantom units (“RPUs”) and convertible phantom units (“CPUs”) participate in dividends on an equal basis with Common Units; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common unit. Previously, such unvested RPUs and CPUs were not included as outstanding within basic earnings per common unit and were included in diluted earnings per common unit pursuant to the treasury stock method.

  The following is a reconciliation of net earnings and weighted average units for calculating basic net earnings per common unit and diluted net earnings per common unit.  For the quarter ended March 31, 2008, RPUs and CPUs were anti-dilutive, as we were in a net loss position, and as such, have been excluded from the prior year calculation of basic and diluted earnings per unit.

	Three Months Ended
	March 31,
Thousands of dollars, except unit amounts	2009	2008
Net income (loss) attributable to limited partners	$46,350	$(40,867)
Distributions on participating units not expected to vest	24	-
Net income (loss) attributable to common unitholders and participating securities	$46,374	$(40,867)

Weighted average number of units used to calculate basic and diluted net income (loss) per unit:
Common units	52,702,823	67,020,641
Participating securities (b)	2,119,201	-
Denominator for basic earnings per common unit (a)	54,822,024	67,020,641

Dilutive units (b) (c)	103,793	-
Denominator for diluted earnings per common unit	54,925,817	67,020,641

Earnings per common unit
Basic	$0.85	$(0.61)
Diluted	$0.84	$(0.61)

(a) Basic earnings per unit is based upon the weighted average number of common units outstanding plus the weighted average number of potentially issuable RPUs and CPUs.
(b) The three months ended March 31, 2008 excludes 1,197,163 anti-dilutive units potentially issuable under compensation plans, including RPUs and CPUs, from the calculation of diluted units.
(c) The three months ended March 31, 2009 includes dilutive units potentially issuable under compensation plans.

Cash Distributions

On February 13, 2009, we paid a cash distribution of approximately $27.4 million to our common unitholders of record as of the close of business on February 9, 2009.  The distribution that was paid to unitholders was $0.52 per Common Unit.  During the three months ended March 31, 2009, we also paid cash equivalent to the distribution paid to our unitholders of $0.7 million to holders of outstanding Restricted Phantom Units and Convertible Phantom Units issued under our Long-Term Incentive Plans.

Our credit facility restricts our ability to make distributions to unitholders if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base.  With the borrowing base redetermination in April 2009 (see Note 9), our borrowings exceed 90 percent of the reset borrowing base and therefore, we will not be declaring a distribution for the first quarter of 2009, which would have been paid to unitholders in May 2009.  We will continue to be restricted from making distributions under the terms of our credit facility until, after giving effect to such distribution, our outstanding debt is less than 90 percent of the borrowing base, and we have the ability to borrow at least 10 percent of the borrowing base while remaining in compliance with all terms and conditions of our credit facility.

12.  Noncontrolling interest

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”) was issued in December 2007 and became effective for fiscal years beginning after December 15, 2008.  It requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS No. 160 did not have a material impact on our results from operations or financial position.

On May 25, 2007, we acquired the limited partner interest (99 percent) of BEPI from TIFD.  As such, we are fully consolidating the results of BEPI and thus are recognizing a noncontrolling interest liability representing the book value of the general partner’s interests.  At March 31, 2009 and December 31, 2008, the amount of this noncontrolling interest liability was $0.5 million.

13.  Financial Instruments

Fair Value of Financial Instruments

Our risk management programs are intended to reduce our exposure to commodity prices and interest rates and to assist with stabilizing cash flow and distributions.  Routinely, we utilize derivative financial instruments to reduce this volatility.  To the extent we have hedged a significant portion of our expected production through commodity derivative instruments and the cost for goods and services increase, our margins would be adversely affected.

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of March 31, 2009, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse International, Credit Suisse Energy LLC, Union Bank of California, N.A., Wells Fargo Bank N.A., JP Morgan Chase Bank N.A., Royal Bank of Scotland plc, The Bank of Nova Scotia and Toronto-Dominion Bank.  We terminated all derivative financial instruments with Lehman Brothers on September 19, 2008.  Our counterparties are all lenders under our Amended and Restated Credit Agreement.  During 2008, there was extreme volatility and disruption in the capital and credit markets which reached unprecedented levels and may adversely affect the financial condition of our derivative counterparties.  On all transactions where we are exposed to counterparty risk, we analyze the counterparty's financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2009, each of these financial institutions carried an S&P credit rating of A or above.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  This risk is managed by diversifying our derivative portfolio among counterparties meeting certain financial criteria. As of March 31, 2009, our largest derivative net asset balances were with JP Morgan Chase Bank N.A., who accounted for approximately 55 percent of our derivative net asset balances, and Credit Suisse International and Credit Suisse Energy LLC, who together accounted for approximately 33 percent of our derivative net asset balances.

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under SFAS No. 133.  Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges and instead recognize changes in the fair value immediately in earnings.  We had a realized gain of $74.1 million and an unrealized loss of $4.1 million for the quarter ended March 31, 2009 relating to our various market-based commodity contracts.  We had net financial instruments receivable relating to our commodity contracts of $288.2 million at March 31, 2009.

 On January 22, 2009, we terminated a portion of our 2011 and 2012 crude oil derivative contracts and replaced them with new contracts with the same counterparty for the same volumes at market prices.  We realized $32.3 million from this termination.  On January 26, 2009, we terminated a portion of our 2011 and 2012 natural gas derivative contracts and replaced them with new contracts with the same counterparty for the same volumes at market prices. We realized $13.3 million from this termination.  Proceeds from these contracts were used to pay down debt.

Including the impact of the changes noted above, we had the following contracts in place at March 31, 2009:

	Year
	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	45,392	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.13	$8.20	$8.40	$8.85
Collars:
Hedged Volume (MMBtu/d)	1,829	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$14.61	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	47,221	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.17	$8.26	$8.63	$8.93

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	1,786	2,308	2,116	1,939
Average Price ($/Bbl)	$75.27	$83.12	$63.79	$63.30
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,826	1,993	1,439	-
Average Price ($/Bbl)	$63.47	$64.40	$61.29	$-
Average Part. %	60.9%	55.5%	53.2%	-
Collars:
Hedged Volume (Bbls/d)	614	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$92.89	$102.85	$103.42	$110.00
Average Ceiling Price ($/Bbl)	$123.56	$136.16	$152.61	$145.39
Floors:
Hedged Volume (Bbls/d)	500	500	-	-
Average Floor Price ($/Bbl)	$100.00	$100.00	$-	$-
Total:
Hedged Volume (Bbls/d)	5,726	6,080	5,603	5,016
Average Price ($/Bbl)	$73.49	$82.52	$77.64	$91.95

(a)  A participating swap combines a swap and a call option with the same strike price.

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of March 31, 2009, our total debt outstanding was $706.9 million.  In order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at March 31, 2009, to fix a portion of floating LIBOR-base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
April 1, 2009 to July 8, 2009	$50,000	3.0450%
April 1, 2009 to January 8, 2010	100,000	3.3873%
April 1, 2009 to July 20, 2009	250,000	3.6825%
July 20, 2009 to December 20, 2010	300,000	3.6825%
December 20, 2010 to October 20, 2011	200,000	2.9900%

We had a realized loss of $3.1 million and an unrealized gain of $1.0 million for the quarter ended March 31, 2009 relating to our interest rate derivative contracts.  We had net financial instruments payable related to the interest rate derivative contracts of $16.3 million at March 31, 2009.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” became effective for us on January 1, 2009.  It requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 has the same scope as SFAS No. 133, and, accordingly, applies to all entities.  This statement requires the additional disclosures detailed below.

Fair value of derivative instruments not designated as hedging instruments under SFAS 133:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Total Financial Instruments

March 31, 2009
Assets
Current assets - derivative instruments	$41,564	$59,418	$-	$100,982
Other long-term assets - derivative instruments	108,209	85,630	-	193,839
Total assets	149,773	145,048	-	294,821

Liabilities
Current liabilities - derivative instruments	(1,313)	-	(8,932)	(10,245)
Long-term liabilities - derivative instruments	(5,286)	-	(7,416)	(12,702)
Total liabilities	(6,599)	-	(16,348)	(22,947)

Net assets (liabilities)	$143,174	$145,048	$(16,348)	$271,874

December 31, 2008
Assets
Current assets - derivative instruments	$44,086	$32,138	$-	$76,224
Other long-term assets - derivative instruments	145,061	73,942	-	219,003
Total assets	189,147	106,080	-	295,227

Liabilities
Current liabilities - derivative instruments	(1,115)	-	(9,077)	(10,192)
Long-term liabilities - derivative instruments	(1,820)	-	(8,238)	(10,058)
Total liabilities	(2,935)	-	(17,315)	(20,250)

Net assets (liabilities)	$186,212	$106,080	$(17,315)	$274,977

Gains and losses on derivative instruments not designated as hedging instruments under SFAS 133:

Location of gain/loss, thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended March 31, 2009
Realized gains (losses)	$47,562	$26,526	$(3,068)	$71,020
Unrealized gains (losses)	(43,036)	38,968	966	(3,102)
Net gains (losses)	$4,526	$65,494	$(2,102)	$67,918

Three Months Ended March 31, 2008
Realized gains (losses)	$(12,188)	$(1,250)	$88	$(13,350)
Unrealized gains (losses)	(8,368)	(61,581)	(1,203)	(71,152)
Net gains (losses)	$(20,556)	$(62,831)	$(1,115)	$(84,502)

(a) Included in gains (losses) on commodity derivative instruments on the consolidated statements of operations.
(b) Included in loss on interest rate swaps on the consolidated statements of operations.

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

Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  These models include industry standard models that consider standard assumptions such as quoted forward prices for commodities, interest rates, volatilities, current market and contractual prices for underlying assets as well as other relevant factors.  Substantially all of these inputs are evident in the market place throughout the terms of the financial instruments and can be derived by observable data, including third party data providers.  These inputs may also include observable transactions in the market place.  We consider the over the counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  These are assets and liabilities that can be bought and sold in active markets and quoted prices are available from multiple potential counterparties.

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

Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  We include these assets and liabilities in Level 3 as required by current interpretations of SFAS 157.  As of December 31, 2008 and March 31, 2009, our Level 3 assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.

As mentioned in Note 5, our wholly-owned subsidiary BreitBurn Management provides us with general management services, including risk management activities.  BreitBurn Management is contracting with Provident on a month to month basis for certain risk management services provided to us.

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

Provident’s risk management group uses industry standard option pricing models contained in their risk management software to calculate the fair values associated with our commodity options.  Inputs to the option pricing models include fixed monthly commodity strike prices and volumes from each specific contract, commodity prices from commodity forward price curves, volatility and interest rate factors and time to expiry.  Model inputs are obtained from third party data providers and are verified to published data where available (e.g., NYMEX).

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

Recurring fair value measurements at March 31, 2009 and December 31, 2008:

	As of March 31, 2009
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity Derivatives (swaps, put and call options)	$-	$133,878	$154,344	$288,222
Other Dervivatives (interest rate swaps)	-	(16,348)	-	(16,348)
Total	$-	$117,530	$154,344	$271,874

	As of December 31, 2008
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Commodity Derivatives (swaps, put and call options)	$-	$139,074	$153,218	$292,292
Other Derivatives (interest rate swaps)	-	(17,315)	-	(17,315)
Total	$-	$121,759	$153,218	$274,977

The following table sets forth a reconciliation primarily of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended
	March 31,
Thousands of dollars	2009	2008
Assets (Liabilities):
Beginning balance	$153,218	$44,236
Realized and unrealized gains	1,126	4,795
Ending balance	$154,344	$49,031

For the quarter ended March 31, 2009, unrealized losses of $8.8 million and realized gains of $9.9 million related to our derivative instruments classified as Level 3 are included in Gains (losses) on commodity derivative instruments, net on the consolidated statements of operations.  For the quarter ended March 31, 2008, unrealized gains of $4.9 million and realized losses of $0.1 million related to our derivative instruments classified as Level 3 are included in Gains (losses) on commodity derivative instruments, net on the consolidated statements of operations.  Determination of fair values incorporates various factors as required by SFAS No. 157 including, but not limited to, the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities.

14.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the quarters ended March 31, 2009 and 2008 was $3.2 million and $1.1 million, respectively, of which $3.1 million and $0.9 million was included in general and administrative expenses. The remainder was included in operating costs.

In the first quarter of 2009, the board of directors of the General Partner approved the grant of 1,743,354 RPUs to employees of BreitBurn Management for 2009, under our 2006 Long-Term Incentive Plan (“LTIP”).  During the first quarter of 2009 and 2008, our outside directors were granted 56,736 phantom units and 16,280 phantom units, respectively, under our LTIP.  The fair market value of the RPUs granted during the first quarter of 2009 for computing the compensation expense under SFAS No. 123(R) was $6.09 per unit for the non-executive employees’ awards and $9.20 per unit for the officers’ and directors’ phantom units.

On February 19, 2009, 134,377 Common Units were issued to employees for RPUs granted in 2008 and vested on January 1, 2009.

For the quarters ended March 31, 2009 and 2008, we paid approximately $0.1 million and $4.6 million, respectively, in cash for various liability based compensation plans.  For the quarters ended March 31, 2009 and 2008, we also paid cash equivalent to distributions paid to our unitholders of approximately $0.7 million and $0.5 million, respectively, on RPUs and CPUs issued under our LTIP.

For detailed information on our various compensation plans, see our Annual Report.

15.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At March 31, 2009 and December 31, 2008, we had various surety bonds for $10.1 million.  At March 31, 2009 and December 31, 2008 we had $0.3 million in letters of credit outstanding.

Other

On October 31, 2008, Quicksilver, an owner of 40.45 percent of our Common Units, instituted a lawsuit in the District Court of Tarrant County, Texas naming us as a defendant along with BreitBurn GP, BOLP, BOGP, Randall H. Breitenbach, Halbert S. Washburn, Gregory J. Moroney, Charles S. Weiss, Randall J. Findlay, Thomas W. Buchanan, Grant D. Billing and Provident.  On December 12, 2008, Quicksilver filed an Amended Petition and asserted twelve different counts against the various defendants.  The primary claims are as follows:  Quicksilver alleges that BOLP breached the Contribution Agreement with Quicksilver, dated September 11, 2007, based on allegations that we made false and misleading statements relating to its relationship with Provident.  Quicksilver also alleges common law and statutory fraud claims against all of the defendants by contending that the defendants made false and misleading statements to induce Quicksilver to acquire Common Units in us.  Finally, Quicksilver alleges claims for breach of the Partnership’s First Amended and Restated Agreement of Limited Partnership, dated as of October 10, 2006 (“Partnership Agreement”), and other common law claims relating to certain transactions and an amendment to the Partnership Agreement that occurred in June 2008.  Quicksilver seeks a permanent injunction, a declaratory judgment relating primarily to the interpretation of the Partnership Agreement and the voting rights in that agreement, indemnification, punitive or exemplary damages, avoidance of BreitBurn GP's assignment to us of all of its economic interest in us, attorneys’ fees and costs, pre- and post-judgment interest, and monetary damages.  Pursuant to an agreement among the parties to the lawsuit, a hearing on Quicksilver’s request for a permanent injunction and declaratory relief is scheduled to begin on September 21, 2009 and a trial with respect to the claims alleging damages is scheduled for January, 2010.

We are defending ourselves vigorously in connection with the allegations in the lawsuit.  At this stage, we cannot predict the manner and timing of the resolution of the lawsuit or its outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in the lawsuit.

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

16.	Subsequent Events

In connection with the scheduled borrowing base redetermination under our existing credit facility in April, our borrowing base was reset at $760 million.  See Note 9 for a detailed discussion of redetermination of the borrowing base.  This redetermination was completed with no modifications to the terms of the facility, including no additional fees and no increase in borrowing rates.

Our credit facility restricts our ability to make distributions to unitholders if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base.  With the borrowing base redetermination, our borrowings exceed 90 percent of the reset borrowing base and therefore, we will not be declaring a distribution for the first quarter of 2009, which would have been paid in May 2009.  We will continue to be restricted from making distributions under the terms of our credit facility until, after giving effect to such distribution, our outstanding debt is less than 90 percent of the borrowing base, and we have the ability to borrow at least 10 percent of the borrowing base while remaining in compliance with all terms and conditions of our credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report and the consolidated financial statements and related notes therein.  Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with the cautionary statement relevant to forward-looking information on page 1 of this report, Part II—Item 1A “—Risk Factors” of this report, the “Cautionary Statement Relevant to Forward Looking Information” in our Annual Report and Part I—Item 1A “—Risk Factors’’ of our Annual Report.

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

Given the economic outlook for the balance of the year and the continued distress in the credit markets, we are focusing on liquidity in 2009.  Our immediate goals for 2009 are to fund our operations, capital expenditures, interest payments and reduction of bank debt from our internally generated cash flow and to preserve financial flexibility and liquidity to maintain our assets and operations in anticipation of future improvement in the overall economic environment, commodity prices and financial markets.  Consistent with these goals, we have taken or plan to take a number of significant steps to reduce costs, conserve capital, generate cash flow and reduce debt. These include:

a)  Capital Spending Reductions - In response to the rapid and substantial decline in oil and natural gas prices, the outlook for the broader economy and the ongoing turmoil in the financing markets, we elected to significantly reduce our capital spending and drilling activity in 2009.  Total capital expenditures in 2009 are expected to be between $20 million and $24 million, compared to $129.5 million in 2008.

b)  General and Administrative Expense Reductions - We have recently undertaken a comprehensive review of costs and have made reductions in numerous areas.  Chief among these were the consolidation of operating divisions and the elimination of a number of professional and administrative positions, as well as significant targeted reductions in other third party related expenses and incentive compensation costs.

c)  Hedge Monetization Program - In January 2009, we elected to monetize a portion of our 2011 and 2012 hedge portfolio with the proceeds used to reduce debt and rehedged substantially similar volumes at then current pricing.  This resulted in proceeds of approximately $45.6 million which were used to reduce outstanding debt.

d)  Reduction of Bank Debt - As a result of our credit facility borrowing base being reset at $760 million, we are restricted under the terms of our credit facility from making distributions to our unitholders unless we substantially reduce our outstanding bank debt.  With the suspension of distributions to unitholders, we expect to be able to begin to reduce our outstanding bank debt in 2009.

We will continue to consider alternatives for increasing our liquidity on terms acceptable to us which may include additional hedge monetizations, asset sales, issuance of new equity, renegotiating our credit facility and other transactions.  Maintaining financial flexibility in 2009 supports our stated long-term goals of providing stability and growth, reinstatement of distributions to unitholders, and continuing to follow our core investment strategy, which includes the following principles:

•	Acquire long-lived assets with low-risk exploitation and development opportunities;

•	Use our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to optimize reserve recovery;

•	Reduce cash flow volatility through commodity price derivatives; and

•	Maximize asset value and cash flow stability through operating and technical expertise.

Operational Focus and Capital Expenditures

As discussed above and consistent with our goals for 2009, we have elected to significantly reduce our capital expenditures and drilling activity in 2009.  Because of the reduced capital program in 2009 and the natural decline in our production rates, we expect to produce less oil and natural gas in 2009 than we did in 2008.  If oil and natural gas prices improve, or if operating and development costs decline, and we elect to increase the scope of our capital program based on these or other factors, we would expect an increase in our anticipated 2009 production rate and aggregate volumes.

Our daily production for the first quarter of 2009 averaged 17,812 Boe/d, which was a 6 percent decrease from the same period a year ago.  Production was consistent with our expectations.  We reduced our oil and gas capital expenditures for the first quarter of 2009 as compared to the first quarter of 2008, to $7.0 million to maintain our financial flexibility and liquidity.

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  On August 26, 2008, BreitBurn Management entered into the Second Amended and Restated Administrative Services Agreement to manage BEC's properties for a term of five years.  See Note 5 within this report for a discussion of this agreement.

Outlook

Our revenues and net income are sensitive to oil and natural gas prices.  Our operating expenses are highly correlated to oil and natural gas prices, and as commodity prices rise and fall, our operating expenses will directionally rise and fall.  Oil prices have been volatile since the beginning of 2004 but have recently decreased sharply beginning in the third quarter of 2008.  Significant factors that will impact near-term commodity prices include global demand for oil and natural gas, political developments in oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators.

In the first quarter of 2009, WTI averaged $43 per barrel, compared with about $98 a year earlier.  The average price for WTI in April 2009 was about $50 per barrel.  In 2008, the NYMEX WTI spot price averaged approximately $100 per barrel.  Crude-oil prices remain volatile and they decreased significantly since they peaked at approximately $145 per barrel in the middle of July 2008.  Since January, crude oil prices have been more stable than in 2008, but they remain significantly lower than the 2008 average.

Prices for natural gas have historically fluctuated widely and in many regional markets are more closely aligned with supply and demand conditions in those markets.  Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand.  U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest.  In the first quarter of 2009, the NYMEX wholesale natural gas price ranged from a low of $3.63 per MMBtu to a high of $6.07 per MMBtu.  The average NYMEX wholesale natural gas price in April 2009 was about $3.56 per MMBtu.  During 2008, the monthly average NYMEX wholesale natural gas price ranged from a low of $5.79 per MMBtu for December to a high of $12.78 per MMBtu for June.

While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increase, our margins would be adversely affected.

Operating expenses are the costs incurred in the operation of producing properties.  We expect our operating expenses to decrease given the decline in oil and natural gas prices since July 2008, because historically operating costs have been highly correlated to commodity prices.  Operating expenses are trending downward but at a slower rate than the decline in commodity prices.  Expenses for utilities, direct labor, water injection and disposal, production taxes and materials and supplies comprise the most significant portion of our operating expenses.  A majority of our operating cost components are variable and increase or decrease along with our levels of production.  For example, we incur power costs in connection with various production related activities such as pumping to recover oil and gas, separation and treatment of water produced in connection with our oil and gas production, and re-injection of water produced into the oil producing formation to maintain reservoir pressure.  Although these costs typically vary with production volumes, they are driven not only by volumes of oil and gas produced but also volumes of water produced.  Consequently, fields that have a high percentage of water production relative to oil and gas production, also known as a high water cut, will experience higher levels of power costs for each Boe produced.  Certain items, however, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period.  For instance, repairs to our pumping equipment or surface facilities result in increased expenses in periods during which they are performed.  Our operating expenses are highly correlated to commodity prices and we experience upward or downward pressure on material and service costs depending on how commodity prices change.  This includes specific expenditures such as lease fuel, electricity, drilling services and severance and property taxes.

Starting in the first quarter of 2009, we have shifted regional operation management costs from general and administrative expenses to lease operating expenses to better align our operating and management costs with our organization structure and to be consistent with industry practice. For comparability, the results for the quarter ended March 31, 2008 have been reclassified to reflect this shift.  See “Lease operating expenses” below.

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of March 31, 2009 and April 30, 2009, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse International, Credit Suisse Energy LLC, Union Bank of California, N.A., Wells Fargo Bank N.A., JP Morgan Chase Bank N.A., Royal Bank of Scotland plc, The Bank of Nova Scotia and Toronto-Dominion Bank.  Our counterparties are all lenders who participate in our Amended and Restated Credit Agreement.  During 2008, there has been extreme volatility and disruption in the capital and credit markets which reached unprecedented levels and may adversely affect the financial condition of our derivative counterparties.  On all transactions where we are exposed to counterparty risk, we analyze the counterparty's financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2009 and April 30, 2009, each of these financial institutions carried an S&P credit rating of A or above.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  This risk is managed by diversifying our derivative portfolio among counterparties meeting certain financial criteria. As of March 31, 2009, our largest derivative net asset balances were with JP Morgan Chase Bank N.A., who accounted for approximately 55 percent of our derivative net asset balances, and Credit Suisse International and Credit Suisse Energy LLC, who together accounted for approximately 33 percent of our derivative net asset balances.

Accounts receivable are primarily from purchasers of oil and natural gas products.  We have a portfolio of crude oil and natural gas sales contracts with large, established refiners and utilities.  Because our products are commodity products sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers.  During the quarter ended March 31, 2009, our largest purchasers were ConocoPhillips, Marathon Oil Company and Plains Marketing and Transportation LLC, who accounted for 26%, 12% and 11% of total net sales revenue, respectively.

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for both periods reflects our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three-Months Ended
	March 31,		Increase /
Thousands of dollars, except as indicated	2009	2008	Decrease	%
Total production (MBoe)	1,603	1,720	(117)	-7%
Oil and NGL (MBoe)	742	783	(41)	-5%
Natural gas (MMcf)	5,169	5,624	(455)	-8%
Average daily production (Boe/d)	17,812	18,901	(1,089)	-6%
Sales volumes (MBoe)	1,583	1,767	(184)	-10%

Average realized sales price (per Boe) (a) (b) (d)	$54.54	$58.04	$(3.50)	-6%
Oil and NGL (per Boe) (a) (b) (d)	62.38	69.81	(7.42)	-11%
Natural gas (per Mcf) (a) (b)	7.99	7.94	0.06	1%

Oil, natural gas and NGL sales (c)	$57,643	$115,849	$(58,206)	-50%
Realized gains (losses) on commodity derivative instruments (e)	74,088	(13,438)	87,526	n/a
Unrealized gains (losses) on commodity derivative instruments (e)	(4,068)	(69,949)	65,881	-94%
Other revenues, net	276	875	(599)	-68%
Total revenues	$127,939	$33,337	$94,602	284%

Lease operating expenses and processing fees	$29,226	$26,166	$3,060	12%
Production and property taxes	4,705	8,064	(3,359)	-42%
Total lease operating expenses	$33,931	$34,230	$(299)	-1%

Transportation expenses	1,248	1,578	(330)	-21%
Purchases	19	95	(76)	-80%
Change in inventory	(917)	2,270	(3,187)	-140%
Uninsured loss	100	-	100	n/a
Total operating costs	$34,381	$38,173	$(3,792)	-10%

Lease operating expenses pre taxes per Boe (f)	$17.91	$14.91	$3.00	20%
Production and property taxes per Boe	2.93	4.69	(1.76)	-37%
Total lease operating expenses per Boe	20.84	19.60	1.24	6%

Depletion,depreciation and amortization (DD&A)	$30,301	$20,861	$9,440	45%
DD&A per Boe	18.90	12.13	6.78	56%

(a) Includes realized gains (losses) on commodity derivative instruments.
(b) Excludes the effect of the early termination of hedge contracts monetized in January 2009 - $32,317 of oil hedges and $13,315 of natural gas hedges.
(c) 2009 and 2008 include $260 and $235, respectively, of amortization of an intangible asset related to crude oil sales contracts.
(d) Excludes amortization of intangible asset related to crude oil sales contracts.
(e) Includes the effect of $45,632 related to the early termination of hedge contracts monetized in January 2009.
(f) Includes lease operating expenses and processing fees. Excludes amortization of intangible asset related to the Quicksilver Acquisition.

Comparison of Results for the Quarters Ended March 31, 2009 and 2008

The variance in our results was due to the following components:

Production

For the quarter ended March 31, 2009 as compared to the same period a year ago, production volumes decreased by 117 MBoe, or 7 percent.  This decrease was due to natural field declines, four wells in Florida that were off line for most of the first quarter and one fewer day in the first quarter of 2009 as compared to the first quarter of 2008.

Revenues

Total revenues increased $94.6 million in the first quarter of 2009 as compared to the first quarter of 2008.  Realized gains from commodity derivative instruments during the first quarter of 2009 were $74.1 million compared to realized losses of $13.4 million in the first quarter of 2008.  Unrealized losses on commodity derivative instruments were $4.1 million compared to unrealized losses of $69.9 million in the first quarter of 2008.  The effect of $45.6 million in hedge contracts monetized in January 2009 is reflected in realized and unrealized gains and losses on commodity derivative instruments in the first quarter of 2009.  Excluding the effect of the monetization, realized gains on commodity derivatives would have been $28.5 million and unrealized gains would have been $41.5 million.  Higher realized and unrealized gains as compared to the first quarter of 2008 are due to lower commodity prices.

Lease operating expenses

Pre-tax lease operating expenses, including processing fees, for the first quarter of 2009 totaled $29.2 million, or $17.91 per Boe, which is 20% higher per Boe than the first quarter of 2008.  The increase in per Boe lease operating expenses is primarily attributable to expenses that have increased during the high commodity price environment through 2008.  Expenses are trending downward but at a slower rate than the decline in commodity prices.  As mentioned in “Outlook” above, starting in the first quarter of 2009, we shifted regional operation management costs from general and administrative expenses to lease operating expenses to better align our operating and management costs with our organization structure and to be consistent with industry practice.  For the first quarter of 2009, $2.1 million or $1.31 per Boe of regional management costs were included in lease operating expenses.  We have also reclassified these expenses for the prior year.  For the first quarter of 2008, $2.2 million or $1.28 per Boe of regional operation management costs were reclassed from general and administrative expenses to lease operating expenses.

Production and property taxes for the first quarter of 2009 totaled $4.7 million, or $2.93 per Boe, which is 37% lower per Boe than the first quarter of 2008.  The decreases in production and property taxes compared to last year result primarily from lower commodity prices.

Transportation expenses

In Florida, our crude oil sales are transported from the field by trucks and pipeline and then transported by barge to the sale point.  Transportation costs incurred in connection with such operations are reflected as an operating cost on the consolidated statement of operations.  In the first quarter of 2009 and 2008, transportation costs totaled $1.2 million and $1.6 million, respectively.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Sales occur on average every six to eight weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.  For the quarters ended March 31, 2009 and 2008, the change in inventory account amounted to $(0.9) million and $2.3 million, respectively.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $30.3 million, or $18.90 per Boe, in the first quarter of 2009, an increase of approximately 56 percent per Boe from the same period a year ago.  The increase in DD&A compared to last year is primarily due to year end price related reserve revisions and their impact on first quarter 2009 DD&A rates.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $9.6 million and $8.8 million for the quarters ended March 31, 2009 and 2008, respectively.  This included $3.1 million and $0.9 million, respectively, in unit-based compensation expense related to management incentive plans.  The increase in unit-based compensation expense was primarily due to new awards granted in first quarter of 2009.  For the first quarter of 2009, G&A expenses, excluding unit-based compensation, were $6.4 million, which was $1.4 million lower than the first quarter of 2008 primarily due to our focus on reducing costs.  As mentioned in “Lease operating expenses” above, the first quarter of 2008 has been reclassified to reflect a $2.2 million or $1.28 per Boe reclass of regional operation management costs from G&A to lease operating expenses to better align our operating and management costs with our organization structure and to be consistent with industry practice.

Interest and other financing costs

Our interest and financing costs totaled $4.8 million and $5.4 million for the quarters ended March 31, 2009 and 2008, respectively.  This decrease in interest expense is primarily attributable to lower interest rates, partially offset by higher debt balance.  We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  See Part I—Item 3 within this report for a discussion of our interest rate derivative contracts.  We had realized losses of $3.1 million and realized gains of $0.1 million for the quarters ended March 31, 2009 and March 31, 2008 respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $1.0 million and unrealized losses of $1.2 million for the quarters ended March 31, 2009 and March 31, 2008 respectively, relating to our interest rate derivative contracts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Historically, our primary uses of cash have been for our operating expenses and capital expenditures and cash distributions to unitholders.  As a result of the redetermination of the borrowing base under our credit facility at $760 million in April 2009, our credit facility currently restricts us from making distributions to our unitholders as described below under “Credit Facility.”  In 2009, we expect to repay a portion of out outstanding bank debt with cash from our operations.

Operating activities.  Our cash flow from operating activities for the quarter ended March 31, 2009 was $70.7 million.  Our cash flow from operations for the quarter ended March 31, 2008 was $94.3 million.  Included in cash flow from operating activities in the 2009 period is the effect of $45.6 million in hedge contract monetization completed in January 2009.  See “Liquidity” below.

Investing activities.  Net cash used in investing activities during the first quarter of 2009 and 2008 was $9.1 million and $19.1 million respectively, which was spent on capital expenditures, primarily on drilling and completion.

Financing activities.  Net cash used in financing activities for the first quarter of 2009 was $63.2 million.  Our cash distributions totaled $28.0 million.  We had outstanding borrowings under our credit facility of $706.9 million at March 31, 2009 and $736.0 million at December 31, 2008.  During the first quarter of 2009, we borrowed $130.9 million and repaid $160.0 million under the credit facility.  During the first quarter of 2008, we made cash distributions of $31.0 million, borrowed $61.1 million and repaid $100.5 million.

Liquidity.  Our immediate goals for 2009 are to fund our operations, capital expenditures, interest payments and reduction of bank debt from our internally generated cash flow and to preserve financial flexibility and liquidity to maintain our assets and operations in anticipation of future improvement in the overall economic environment, commodity prices and the financial markets.

In response to the rapid and substantial decline in oil and natural gas prices, the outlook for the broader economy and the ongoing turmoil in the financing markets, we have elected to significantly reduce our capital expenditures and drilling activity in 2009.  Our capital program is expected to be between $20 million and $24 million in 2009, compared to approximately $129 million in 2008.

On January 22, 2009, we terminated a portion of our 2011 and 2012 crude oil derivative contracts and replaced them with new contracts with the same counterparty for the same volumes at market prices.  We realized $32.3 million from this termination.  On January 26, 2009, we terminated a portion of our 2011 and 2012 natural gas derivative contracts and replaced them with new contracts with the same counterparty for the same volumes at market prices.  We realized $13.3 million from this termination.  Proceeds from these contracts were used to pay down debt.

As of April 30, 2009, we had approximately $693.0 million in borrowings outstanding under our credit facility.  Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their evaluation of our proved reserves and their internal criteria.  Our borrowing base at March 31, 2009 was $900 million.  In April 2009, our borrowing base was redetermined at $760 million, primarily as a result of the steep decline in oil and natural gas prices.

For a further description of the borrowing base redetermination, please read “—Credit Facility” below.

Successfully pursuing acquisitions remains a part of our long-term strategy.  However, a continuation of the economic crisis could result in continued reduced demand for oil and natural gas and keep downward pressure on commodity prices.  As discussed, these price declines have negatively impacted our revenues and cash flows.  This, together with the contraction in the debt and equity markets and the redetermination of our borrowing base, will likely limit our ability to pursue and complete significant acquisitions during 2009.

Credit Facility

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, entered into the four year, $1.5 billion Amended and Restated Credit Agreement.  The initial borrowing base under the Amended and Restated Credit Agreement was $700 million and was increased to $750 million on April 10, 2008.  On June 17, 2008, in connection with the Purchase, Contribution and Partnership Transactions, we and our wholly-owned subsidiaries entered into Amendment No. 1 to the Amended and Restated Credit Agreement with the Agent, which increased the borrowing base available under the Amended and Restated Credit Agreement, from $750 million to $900 million.  Under the Amended and Restated Credit Agreement, borrowings may be used (i) to pay a portion of the purchase price for the Quicksilver Acquisition and related expenses, (ii) for standby letters of credit, (iii) for  working capital purposes, (iv) for general company purposes and (v) for certain acquisitions and payments permitted by the credit facility.  Borrowings under the Amended and Restated Credit Agreement are secured by a first-priority lien on and security interest in substantially all of our and certain of our subsidiaries’ assets.  As of March 31, 2009 and December 31, 2008 approximately $706.9 million and $736.0 million, respectively, in indebtedness was outstanding under the Amended and Restated Credit Agreement.  Our credit facility will mature on November 1, 2011.

In April 2009, our borrowing base under our Amended and Restated Credit Agreement was redetermined at $760 million.  This redetermination was completed with no modifications to the terms of the facility, including no additional fees and no increase in borrowing rates, which are currently very advantageous for us.  We have no other debt outstanding other than borrowings under the facility.  Our next semi-annual redetermination is scheduled in October 2009.  Oil and natural gas prices remain volatile, and we expect that the lenders under our credit facility will further decrease our borrowing base at the next scheduled redetermination.

As of April 30, 2009, the lending group under the Amended and Restated Credit Agreement included 18 banks.  Of the $760 million in total commitments under the credit facility, Wells Fargo Bank, National Association held approximately 12.6 percent of the commitments.  Ten banks held between 5 percent and 7.5 percent of the commitments, including Union Bank of California, N.A., BMO Capital Markets Financing, Inc., The Bank of Nova Scotia, US Bank National Association, Credit Suisse (Cayman Islands), Bank of Scotland plc, Barclays Bank PLC, BNP Paribas, Fortis Capital Corporation and The Royal Bank of Scotland, plc, with each remaining lender holding less than 5 percent of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

The Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base; make dispositions; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.  With the most recent redetermination, our borrowings exceed 90 percent of our borrowing base, and therefore, we are restricted by the terms of our credit facility from making distributions to our unitholders.  In 2009, we expect to repay a portion of our outstanding bank debt with cash from our operations.

The Amended and Restated Credit Agreement also requires us to maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last twelve month basis, of not more than 3.50 to 1.00.  In addition, the Amended and Restated Credit Agreement requires us to maintain a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00.  Furthermore, we are required to maintain an interest coverage ratio (defined as the ratio of EBITDAX to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  As of March 31, 2009, we were in compliance with these covenants.

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

Please see Part II—Item 1A “—Risk Factors — Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” below for more information on the effect of an event of default under the Amended and Restated Credit Facility.

As of March 31, 2009, we do not have any off-balance sheet arrangements.  As of March 31, 2009 and December 31, 2008, our asset retirement obligation was $34.7 million and $30.1 million, respectively.

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

Commodity Price Risk

Due to the historical volatility of crude oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of crude oil and natural gas.  We use options (including collars) and fixed price swaps for managing risk relating to commodity prices.  All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement.  While this strategy may result in our having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial.  While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected.  Please see Part I— Item 1A “—Risk Factors — Risks Related to Our Business — Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.  To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected” in our Annual Report.

As of March 31, 2009, we had the following derivatives as summarized below (utilizing NYMEX WTI and NYMEX wholesale natural gas prices):

	Year
	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	45,392	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.13	$8.20	$8.40	$8.85
Collars:
Hedged Volume (MMBtu/d)	1,829	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$14.61	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	47,221	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.17	$8.26	$8.63	$8.93

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	1,786	2,308	2,116	1,939
Average Price ($/Bbl)	$75.27	$83.12	$63.79	$63.30
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,826	1,993	1,439	-
Average Price ($/Bbl)	$63.47	$64.40	$61.29	$-
Average Part. %	60.9%	55.5%	53.2%	-
Collars:
Hedged Volume (Bbls/d)	614	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$92.89	$102.85	$103.42	$110.00
Average Ceiling Price ($/Bbl)	$123.56	$136.16	$152.61	$145.39
Floors:
Hedged Volume (Bbls/d)	500	500	-	-
Average Floor Price ($/Bbl)	$100.00	$100.00	$-	$-
Total:
Hedged Volume (Bbls/d)	5,726	6,080	5,603	5,016
Average Price ($/Bbl)	$73.49	$82.52	$77.64	$91.95

(a)  A participating swap combines a swap and a call option with the same strike price.

Our location and quality discounts or differentials are not reflected in the above prices.  The crude oil agreements provide for monthly settlement based on the differential between the agreement price and the actual average NYMEX WTI crude oil price.  The natural gas agreements provide for monthly settlement based on the differential between the agreement price and the average actual MichCon natural gas prices.  Our Los Angeles Basin crude is generally medium gravity crude.  Because of its proximity to the extensive Los Angeles refinery market, it trades at only a minor discount to NYMEX WTI.  Our Wyoming crude, while generally of similar quality to our Los Angeles Basin crude oil, trades at a significant discount to NYMEX WTI because of its distance from a major refining market and the fact that it is priced relative to the Bow River benchmark for Canadian heavy sour crude oil, which has historically traded at a significant discount to NYMEX WTI.  Our Texas crude is of a higher quality than our Los Angeles or Wyoming crude oil and trades at a minor discount to NYMEX WTI crude oil prices.  Our Florida crude also trades at a significant discount to NYMEX WTI primarily because of its low gravity and other quality characteristics as well as its distance from a major refining market.  Our Michigan properties have favorable natural gas supply/demand characteristics as the state has been importing an increasing percentage of its natural gas.  To the extent our production is not hedged, we anticipate that this supply/demand situation will allow us to sell our future natural gas production at a slight premium to industry benchmark prices.

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

In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis.  We measure effectiveness on a quarterly basis.  Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective.  Our derivative instruments do not currently qualify for hedge accounting under SFAS No. 133 due to the ineffectiveness created by variability in our price discounts or differentials.  For instance, our physical oil sales contracts for our Wyoming properties are tied to the price of Bow River crude oil, while its derivative contracts are tied to NYMEX WTI crude oil prices.  During 2008, the average discounts we received for our production relative to NYMEX WTI benchmark prices per barrel were $5.15, $18.86, $1.63 and $14.45 for our California, Wyoming, Texas and Florida-based production, respectively.  During the first quarter of 2009, the average discounts we received for our production relative to NYMEX WTI benchmark prices per barrel were $1.63, $7.61, $6.48 and $14.76 for our California, Wyoming, Texas and Florida-based production, respectively.

All derivative instruments are recorded on the balance sheet at fair value.  Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty.  Changes in the fair value of commodity derivatives that do not qualify as a hedge or are not designated as a hedge are recorded in gains (losses) on commodity derivative instruments on the consolidated statements of operations, including a loss of $4.1 million for the first quarter of 2009 compared to a loss of $69.9 million for the same period a year ago.

Interest Rate Risk

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of March 31, 2009 our total debt outstanding was $706.9 million and as of April 30, 2009, was $693.0 million.  Therefore, from time to time we use interest rate derivatives to hedge our interest obligations.

In 2009, in order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at March 31, 2009, to fix a portion of floating LIBOR base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
April 1, 2009 to July 8, 2009	$50,000	3.0450%
April 1, 2009 to January 8, 2010	100,000	3.3873%
April 1, 2009 to July 20, 2009	250,000	3.6825%
July 20, 2009 to December 20, 2010	300,000	3.6825%
December 20, 2010 to October 20, 2011	200,000	2.9900%

If interest rates on the floating portion of our variable interest rate debt of $306.9 million increase or decrease by 1 percent, our annual interest cost would increase or decrease by approximately $3.1 million.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $288.2 million at March 31, 2009 and approximately $292.3 million at December 31, 2008.  With a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments at March 31, 2009, would have increased or decreased our liability by approximately $97 million.

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

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $16.3 million and $17.3 million at March 31, 2009 and December 31, 2008.  With a one percent increase or decrease in the LIBOR rate, the fair value of our outstanding interest rate derivative instruments at March 31, 2009, would have decreased or increased our net liability by approximately $7 million.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Vaule Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  Please see Note 3 to the consolidated financial statements within this report for disclosures required by these pronouncements.

Item 4.  Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  See “Management’s Report to Unitholders on Internal Control Over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in our Annual Report.

Our General Partner’s Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2009, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Part I—Item 3 “—Legal Proceedings” in our Annual Report and Note 15 within this report for more information on the pending lawsuit instituted by Quicksilver.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors disclosed in our Annual Report.  The following risk factors update and amend certain of the “Risks Related to Our Business” and the “Tax Risks to Unitholders” included in our Annual Report.

Risks Related to Our Business

Following the recent redetermination of the borrowing base under our credit facility, we currently are restricted from paying quarterly distributions on our Common Units.  In the future, even if we are able to pay quarterly distributions on our Common Units under the terms of our credit facility, we may not be able to pay quarterly distributions on our Common Units because we do not have sufficient cash flow from operations following establishment of cash reserves and payment of fees and expenses.

Our credit facility restricts our ability to make distributions to unitholders if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base under our credit facility.  Our credit facility limits the amounts we can borrow to a borrowing base amount, which is determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria. In April 2009, our borrowing base was decreased from $900 million to $760 million as a result of a scheduled borrowing base redetermination. With this recent redetermination, we currently are restricted under our credit facility from making distributions to our unitholders, because our borrowings as of April 30, 2009 of approximately $693.0 million exceed 90 percent of the reset borrowing base.  We will continue to be restricted from making distributions under the terms of our credit facility until, after giving effect to such distribution, our outstanding debt is less than 90 percent of the borrowing base, and we have the ability to borrow at least 10 percent of the borrowing base while remaining in compliance with all terms and conditions of our credit facility.

In the future, even if we are able to pay quarterly distributions on our Common Units under the terms of our credit facility, we may not have sufficient available cash each quarter to pay quarterly distributions on our Common Units.  Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. In the future we may reserve a substantial portion of our cash generated from operations to develop our oil and natural gas properties and to acquire additional oil and natural gas properties in order to maintain and grow our level of oil and natural gas reserves.

The amount of cash we actually generate will depend upon numerous factors related to our business that may be beyond our control, including among other things:

•	the amount of oil and natural gas we produce, which we expect to decline in 2009 due to decreased capital expenditures;
•	demand for and prices of our oil and natural gas, which prices decreased significantly beginning in the third quarter of 2008;
•	the level of our operating costs, including reimbursement of expenses to our general partner;

•	prevailing distressed economic conditions;
•	unexpected defense and other costs associated with our ongoing litigation with Quicksilver
•	continued development of oil and natural gas wells and proved undeveloped reserves;
•	the level of competition we face;
•	fuel conservation measures;
•	alternate fuel requirements;
•	government regulation and taxation; and
•	technical advances in fuel economy and energy generation devices.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:

•	our ability to borrow under our credit facility to pay distributions;
•	debt service requirements and restrictions on distributions contained in our credit facility or future debt agreements;
•	the level of our capital expenditures;
•	sources of cash used to fund acquisitions;
•	fluctuations in our working capital needs;
•	general and administrative expenses;
•	cash settlement of hedging positions;
•	timing and collectability of receivables; and
•	the amount of cash reserves established for the proper conduct of our business.

For a description of additional restrictions and factors that may affect our ability to make cash distributions, please read Part I—Item 2 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions.

As of April 30, 2009, we had approximately $693.0 million in borrowings outstanding under our credit facility.  Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria. In April 2009, our borrowing base was decreased from $900 million to $760 million as a result of a scheduled borrowing base redetermination. The borrowing base is redetermined semi-annually and the available borrowing amount could be further decreased as a result of such redeterminations. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, declines in reserves, lending requirements or regulations or certain other circumstances. Our next semi-annual redetermination is scheduled in October 2009. Oil and natural gas prices remain volatile, and we expect that the lenders under our credit facility will further decrease our borrowing base at the next scheduled redetermination.  A future decrease in our borrowing base could be substantial and could be to a level below our outstanding borrowings. Outstanding borrowings in excess of the borrowing base are required to be repaid, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base.  If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our credit facility or sell assets or debt or Common Units.  We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all.  Failure to make the required repayment could result in a default under our credit facility, which could adversely affect our business, financial condition and results or operations.

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

Our credit facility restricts our ability to make distributions to unitholders or repurchase units if aggregated letters of credit and outstanding loan amounts exceed 90 percent of our borrowing base.  With this recent redetermination, we are currently restricted under our credit facility from making distributions to our unitholders, because our borrowings as of April 30, 2009 of $693 million exceed 90 percent of the reset borrowing base.  We will continue to be restricted from making distributions under the terms of our credit facility until, after giving effect to such distribution, our outstanding debt is less than 90 percent of the borrowing base, and we have the ability to borrow at least 10 percent of the borrowing base while remaining in compliance with all terms and conditions of our credit facility.

We also are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. In light of the current weak economic conditions and the deterioration of oil and natural gas prices, our ability to comply with these covenants may be impaired.  If we violate any of the restrictions, covenants, ratios or tests in our credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders can seek to foreclose on our assets. See Part I—Item 2 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a discussion of our credit facility covenants.

Tax Risks to Unitholders

The tax treatment of publicly traded partnerships or an investment in our Common Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on our status as a partnership and, in some instances, may increase the risk that the IRS would challenge our status as a partnership.  Moreover, members of Congress are currently considering substantive changes to the existing U.S. federal income tax laws that affect certain publicly traded partnerships.  Any such modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment as a partnership as proposed, it could be amended prior to enactment in a manner that would apply to us.

You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. Thus, unless we resume sufficient cash distributions to our unitholders during this year, you may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from your share of our taxable income.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits
NUMBER	DOCUMENT
3.1
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. date April 7, 2009 (incorporated herein by reference to Exhibit 3.1to the Current Report on form 8-K filed April 9, 2009).

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

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner
Dated: May 8, 2009	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer
Dated: May 8, 2009	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer
Dated: May 8, 2009	By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer