Form 10-Q/A
period 2009-03-31
BreitBurn Energy Partners L.P.
filed 2009-06-10
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2009 (the “Original 10-Q”).

This Amendment is being filed to amend the Original 10-Q to include additional information to the following Notes to Consolidated Financial Statements in Item 1 of Part I:

•	Note 1 – additional description of BreitBurn GP, LLC (the “General Partner”) as a result of the Purchase, Contribution and Partnership Transactions (as defined below).
•	Note 11 – impact of the January 1, 2009 adoption of FSP EITF 03-6-1 on 2008 and 2007 earnings per unit and additional information regarding our consolidated subsidiaries.
•	Note 15 – a description of our subsidiaries that may guarantee our debt securities.
•	Note 16 – a description of a newly incorporated subsidiary, BreitBurn Finance Corporation.

We are also updating the list of exhibits in Item 6 of Part II of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the additions to the Notes to Consolidated Financial Statements in Item 1 of Part I and the filing of related certifications, no other changes have been made to the Original 10-Q.  Other than as described above, this Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures affected by subsequent events.

INDEX
		Page
		No.
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
	- Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	1
	- Unaudited Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	2
	- Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	3
	- Notes to Consolidated Financial Statements	4-21

PART II
OTHER INFORMATION

Item 6.	Exhibits	22
Signatures		23

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

Prior to June 17, 2008, the membership interests in our General Partner were held by BreitBurn Management.  In addition, prior to that date, 95.55% of the membership interests in BreitBurn Management were held by Provident and the remaining 4.45% of the membership interests in BreitBurn Management were held by BreitBurn Energy Corporation, a California corporation wholly-owned by the Co-Chief Executive Officers of our General Partner.  On June 17, 2008, we, BreitBurn Corporation, BreitBurn Management, Provident and certain of its subsidiaries completed a series of transactions (the “Purchase, Contribution and Partnership Transactions”), pursuant to which, among other things, our General Partner and BreitBurn Management became our wholly-owned subsidiaries, the economic portion of the General Partner’s 0.66473 percent general partner interest in us was eliminated and our limited partners were given a right to nominate and vote in the election of directors to the Board of Directors of the General Partner.  The General Partner has no other economic interests, does not conduct other operations, and has no assets or liabilities.  See Part I—Item 1 “—Business —Ownership and Structure” in our Annual Report for a further discussion of the Purchase, Contribution and Partnership Transactions.

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

The following table sets forth our “as reported” basic net earnings per common unit (“EPU”) and diluted net EPU for  the years ended December 31, 2008 and 2007 as well as an “as adjusted” basic and diluted net EPU for the same periods had FSP EITF 03-6-1 been adopted on January 1, 2007.  Prior to 2007, we had no units that qualify as participating securities under FSP EITF 03-6-1. For 2007, we had outstanding RPUs and CPUs that qualify as participating securities under FSP EITF 03-6-1. However, these participating securities do not have a contractual obligation to share in our losses in such periods where a net loss was recognized. Therefore, as we had a net loss in 2007, there is no difference between “as reported” and “as adjusted” basic and diluted net EPU.

	Year Ended
	December 31,
	2008	2007

As reported
Basic net income (loss) per unit	$6.42	$(1.83)
Diluted net income (loss) per unit	$6.28	$(1.83)

As adjusted
Basic net income (loss) per unit	$6.29	$(1.83)
Diluted net income (loss) per unit	$6.28	$(1.83)

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

There are no restrictions on our ability to obtain funds from our consolidated subsidiaries in the form of cash distributions, loans or advances.

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
We have no independent assets or operations other than those of our subsidiaries. BOLP or BOGP may guarantee debt securities that may be issued by us and BreitBurn Finance Corporation, our wholly owned subsidiary.  See Note 16 for a description of BreitBurn Finance Corporation.  The guarantees will be full and unconditional; joint and several; and any non-guarantor subsidiaries are all considered minor.   As described in note 16 “Subsequent Events,” in connection with the scheduled borrowing base redetermination under our existing credit facility in April 2009, we suspended our quarterly distributions.  We will continue to be restricted from making distributions under the terms of our credit facility until, after giving effect to such distributions, our outstanding debt is less than 90 percent of the borrowing base, and we have the ability to borrow at least 10 percent of the borrowing base while remaining in compliance with all terms and conditions of our credit facility.  In addition, there are no material consolidated retained earnings representing undistributed earnings of 50 percent or less owned entities accounted for by the equity method.

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

BreitBurn Finance Corporation was incorporated under the laws of the State of Delaware on June 1, 2009, is wholly owned by us, and has no assets or liabilities.  Its activities are limited to co-issuing debt securities and engaging in other activities incidental thereto.

PART II.  OTHER INFORMATION

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

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner
Dated: June 10, 2009	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer
Dated: June 10, 2009	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer
Dated: June 10, 2009	By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer