Form 10-Q/A
period 2009-09-30
BreitBurn Energy Partners L.P.
filed 2009-11-19
CIK 1357371

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

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2009 (the “Original 10-Q”).

This Amendment is being filed to amend the Original 10-Q to correct typographical errors to the 2009 hedge volumes in the table of derivative contracts as of September 30, 2009 on page 18 in Note 14 of the "Notes to Consolidated Financial Statements" section in Item 1 of Part I and on page 36 in Item 3 "Quantitative and Qualitative Disclosures About Market Risk" of Part I.

We are also updating the list of exhibits in Item 6 of Part II of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the revisions to the Notes to Consolidated Financial Statements in Item 1 of Part I, the revisions to Item 3 of Part I and the filing of related certifications, no other changes have been made to the Original 10-Q.  Other than as described above, this Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures affected by subsequent events.

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

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
Thousands of dollars	2009	2008

Cash flows from operating activities
Net income (loss)	$(67,563)	$127,249
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	81,393	64,228
Unit based compensation expense	9,736	5,192
Unrealized (gain) loss on derivative instruments	160,319	(39,398)
Distributions greater than income from equity affiliates	766	772
Deferred income tax	(897)	625
Amortization of intangibles	2,334	2,339
Loss on sale of assets	5,470	-
Other	2,472	1,803
Changes in net assets and liablities:
Accounts receivable and other assets	3,590	1,463
Inventory	(3,710)	(2,292)
Net change in related party receivables and payables	340	27,614
Accounts payable and other liabilities	(10,279)	1,366
Net cash provided by operating activities	183,971	190,961
Cash flows from investing activities
Capital expenditures	(18,603)	(86,811)
Proceeds from sale of assets	23,034	-
Property acquisitions	-	(9,988)
Net cash provided (used) by investing activities	4,431	(96,799)
Cash flows from financing activities
Purchase of common units	-	(336,216)
Distributions	(28,038)	(93,304)
Proceeds from the issuance of long-term debt	218,475	659,093
Repayments of long-term debt	(369,475)	(321,493)
Book overdraft	(9,711)	7,603
Long-term debt issuance costs	-	(4,974)
Net cash used by financing activities	(188,749)	(89,291)
Increase (decrease) in cash	(347)	4,871
Cash beginning of period	2,546	5,929
Cash end of period	$2,199	$10,800

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

Including the impact of the changes noted above and new contracts entered into during the quarter ended September 30, 2009, we had the following contracts in place at September 30, 2009:

	Year
	2009	2010	2011	2012	2013
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	44,723	43,869	25,955	19,129	27,000
Average Price ($/MMBtu)	$8.16	$8.20	$7.26	$7.10	$6.92
Collars:
Hedged Volume (MMBtu/d)	2,125	3,405	16,016	19,129	-
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00	$-
Average Ceiling Price ($/MMBtu)	$15.40	$12.79	$11.28	$11.89	$-
Total:
Hedged Volume (MMMBtu/d)	46,848	47,275	41,971	38,257	27,000
Average Price ($/MMBtu)	$8.20	$8.26	$7.92	$8.05	$6.92

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	2,935	2,808	2,616	2,539	3,500
Average Price ($/Bbl)	$70.18	$81.35	$66.22	$67.24	$76.79
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,410	1,993	1,439	-	-
Average Price ($/Bbl)	$66.48	$64.40	$61.29	$-	$-
Average Participation %	60.7%	55.5%	53.2%	-	-
Collars:
Hedged Volume (Bbls/d)	514	1,279	2,048	2,477	-
Average Floor Price ($/Bbl)	$89.57	$102.85	$103.42	$110.00	$-
Average Ceiling Price ($/Bbl)	$118.83	$136.16	$152.61	$145.39	$-
Floors:
Hedged Volume (Bbls/d)	500	500	-	-	-
Average Floor Price ($/Bbl)	$100.00	$100.00	$-	$-	$-
Total:
Hedged Volume (Bbls/d)	6,359	6,580	6,103	5,016	3,500
Average Price ($/Bbl)	$72.69	$81.81	$77.51	$88.35	$76.79

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

As of September 30, 2009, we had the following derivatives as summarized below (utilizing NYMEX WTI and NYMEX wholesale natural gas prices):

	Year
	2009	2010	2011	2012	2013
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	44,723	43,869	25,955	19,129	27,000
Average Price ($/MMBtu)	$8.16	$8.20	$7.26	$7.10	$6.92
Collars:
Hedged Volume (MMBtu/d)	2,125	3,405	16,016	19,129	-
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00	$-
Average Ceiling Price ($/MMBtu)	$15.40	$12.79	$11.28	$11.89	$-
Total:
Hedged Volume (MMMBtu/d)	46,848	47,275	41,971	38,257	27,000
Average Price ($/MMBtu)	$8.20	$8.26	$7.92	$8.05	$6.92

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	2,935	2,808	2,616	2,539	3,500
Average Price ($/Bbl)	$70.18	$81.35	$66.22	$67.24	$76.79
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,410	1,993	1,439	-	-
Average Price ($/Bbl)	$66.48	$64.40	$61.29	$-	$-
Average Participation %	60.7%	55.5%	53.2%	-	-
Collars:
Hedged Volume (Bbls/d)	514	1,279	2,048	2,477	-
Average Floor Price ($/Bbl)	$89.57	$102.85	$103.42	$110.00	$-
Average Ceiling Price ($/Bbl)	$118.83	$136.16	$152.61	$145.39	$-
Floors:
Hedged Volume (Bbls/d)	500	500	-	-	-
Average Floor Price ($/Bbl)	$100.00	$100.00	$-	$-	$-
Total:
Hedged Volume (Bbls/d)	6,359	6,580	6,103	5,016	3,500
Average Price ($/Bbl)	$72.69	$81.81	$77.51	$88.35	$76.79

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

10.3	First Amended and Restated BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan effective October 29, 2009.
31.1*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner
Dated: November 19, 2009	By:	/s/ HALBERT S. WASHBURN
Halbert S. Washburn
Co-Chief Executive Officer
Dated: November 19, 2009	By:	/s/ RANDALL H. BREITENBACH
Randall H. Breitenbach
Co-Chief Executive Officer
Dated: November 19, 2009	By:	/s/ JAMES G. JACKSON
James G. Jackson
Chief Financial Officer

EXHIBIT INDEX

NUMBER	DOCUMENT
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

10.3	First Amended and Restated BreitBurn Energy Partners L.P. 2006 Long-Term Incentive Plan effective October 29, 2009.
31.1*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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