Form 10-K/A
period 2008-12-31
BreitBurn Energy Partners L.P.
filed 2010-03-17
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K solely (i) to correct the certifications by our Principal Executive Officers and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 due to the omission of the phrase “and internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f))” in the introductory portion of paragraph 4 of the certifications and the phrase “(the registrant’s fourth fiscal quarter in the case of an annual report)” in paragraph 4(d) of the certifications, (ii) to remove the inappropriate inclusion of the phrase “the audit committee of the board of directors of the registrant’s general partner” and replace it with the phrase “the audit committee of the registrant’s board of directors (or persons performing equivalent functions)” in paragraph 5 of the certifications, and (iii) to replace the phrase “Annual Report” with the word “report” in paragraphs 1, 2, 3 and 4(a) of the certifications.  This amendment includes new certifications by our Principal Executive Officers and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 hereto.  Each certification was true and correct as of the date of the filing of the Original 10-K.

Pursuant to interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are also filing full Item 9A disclosures and our consolidated financial statements as part of this Amendment (collectively “Other Information”).  Such Other Information was complete and correct as of the date of the filing of the Original 10-K.

Except as described above, we have not modified or updated other disclosures contained in the Original 10-K, including without limitation the Other Information.  Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

21.1
List of subsidiaries of BreitBurn Energy Partners L.P (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

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

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner

Dated: March 17, 2010	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Co-Chief Executive Officer

Dated: March 17, 2010	By:	/s/ Randall H. Breitenbach
Randall H. Breitenbach
Co-Chief Executive Officer

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
April 2, 2007

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Operations

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars, except per unit amounts	2008	2007	2006 (1)	2006

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$467,381	$184,372	$18,452	$110,329
Gains (losses) on commodity derivative instruments, net (note 14)	332,102	(110,418)	882	2,291
Other revenue, net (note 10)	2,920	1,037	170	923
Total revenues and other income items	802,403	74,991	19,504	113,543
Operating costs and expenses:
Operating costs	149,681	70,329	7,159	34,893
Depletion, depreciation and amortization (note 5)	179,933	29,422	2,506	10,903
General and administrative expenses	43,435	30,588	7,938	18,849
Total operating costs and expenses	373,049	130,339	17,603	64,645

Operating income (loss)	429,354	(55,348)	1,901	48,898

Interest and other financing costs, net	29,147	6,258	72	2,651
Loss on interest rate swaps (note 14)	20,035	-	-	-
Other (income) expenses, net	(191)	(111)	(2)	(275)

Income (loss) before taxes and minority interest	380,363	(61,495)	1,831	46,522

Income tax expense (benefit) (note 6)	1,939	(1,229)	(40)	90
Minority interest (note 20)	188	91	-	(1,039)

Net income (loss) before change in accounting principle	378,236	(60,357)	1,871	47,471

Cumulative effect of change in accounting principle (note 15)	-	-	-	577

Net income (loss)	378,236	(60,357)	1,871	$48,048

General Partner's interest in net income (loss)	(2,019)	(672)	37

Limited Partners' interest in net income (loss)	$380,255	$(59,685)	$1,834

Basic net income (loss) per unit (note 2)	$6.42	$(1.83)	$0.08	$0.27
Diluted net income (loss) per unit (note 2)	$6.28	$(1.83)	$0.08	$0.27

(1)  Reflects activity since closing of initial public offering on October 10, 2006.  There was no activity from inception on March 23, 2006 to October 10, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
Thousands of dollars, except unit amounts	2008	2007
ASSETS
Current assets:
Cash	$2,546	$5,929
Accounts receivable, net (note 2)	47,221	44,202
Derivative instruments (note 14)	76,224	948
Related party receivables (note 7)	5,084	35,568
Inventory (note 8)	1,250	5,704
Prepaid expenses	5,300	2,083
Intangibles (note 9)	2,771	3,169
Other current assets	170	160
Total current assets	140,566	97,763
Equity investments (note 10)	9,452	15,645
Property, plant and equipment
Oil and gas properties (note 4)	2,057,531	1,910,941
Non-oil and gas assets (note 4)	7,806	568
	2,065,337	1,911,509
Accumulated depletion and depreciation (note 5)	(224,996)	(47,022)
Net property, plant and equipment	1,840,341	1,864,487
Other long-term assets
Intangibles (note 9)	495	3,228
Derivative instruments (note 14)	219,003	-
Other long-term assets	6,977	5,433

Total assets	$2,216,834	$1,986,556
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$28,302	$13,910
Book overdraft	9,871	1,920
Derivative instruments (note 14)	10,192	35,172
Related party payables (note 7)	-	10,137
Revenue distributions payable	16,162	21,266
Derivative settlements payable	50	2,775
Salaries and wages payable	6,249	28
Accrued liabilities	9,164	5,476
Total current liabilities	79,990	90,684
Long-term debt (note 11)	736,000	370,400
Long-term related party payables (note 7)	-	1,532
Deferred income taxes (note 6)	4,282	3,074
Asset retirement obligation (note 12)	30,086	27,819
Derivative instruments (note 14)	10,058	65,695
Other long-term liabilities	2,987	2,000
Total liabilities	863,403	561,204
Minority interest (note 20)	539	544
Partners' equity (note 13)
Limited partners' interest (a)	1,352,892	1,423,418
General partner interest	-	1,390
Total liabilities and partners' equity	$2,216,834	$1,986,556

(a) Limited partner units outstanding	52,635,634	67,020,641

The accompanying notes are an integral part of these consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars	2008	2007	2006(1)	2006

Cash flows from operating activities
Net income (loss)	$378,236	$(60,357)	$1,871	$48,048
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depletion, depreciation and amortization	179,933	29,422	2,506	10,903
Unit-based compensation expense	6,907	12,999	4,490	7,979
Unrealized (gain) loss on derivative instruments	(370,734)	103,862	1,299	(5,983)
Distributions greater (less) than income from equity affiliates	1,198	(28)	32	48
Deferred income tax	1,207	(1,229)	(40)	90
Minority interest	188	91	-	(1,039)
Cumulative effect of change in accounting principle	-	-	-	(577)
Amortization of intangibles	3,131	2,174	-	-
Other	2,643	2,182	51	950
Changes in net assets and liablities:
Accounts receivable and other assets	258	(24,713)	(5,873)	(5,569)
Inventory	4,454	4,829	-	-
Net change in related party receivables and payables	32,688	(39,202)	(9,017)	(3,694)
Accounts payable and other liabilities	(13,413)	30,072	3,425	(3,576)
Net cash provided (used) by operating activities	226,696	60,102	(1,256)	47,580
Cash flows from investing activities(2)
Capital expenditures	(131,082)	(23,549)	(1,248)	(36,941)
Property acquisitions	(9,957)	(996,561)	-	(79)
Proceeds from sale of assets, net	-	-	-	1,752
Net cash used by investing activities	(141,039)	(1,020,110)	(1,248)	(35,268)
Cash flows from financing activities
Issuance of common units, net of discount	-	663,338	118,715	-
Purchase of common units	(336,216)	-	-	-
Redemptions of common units from predecessors	-	-	(15,485)	-
Distributions to predecessor members concurrent with initial
public offering	-	581	(63,230)	-
Distributions(3)	(121,349)	(60,497)	-	(36,357)
Proceeds from the issuance of long-term debt	803,002	574,700	5,500	86,700
Repayments of long-term debt	(437,402)	(205,800)	(40,500)	(67,200)
Book overdraft	7,951	(116)	2,036	3,610
Initial public offering costs	-	-	(4,055)	(2,845)
Long-term debt issuance costs	(5,026)	(6,362)	(400)	-
Cash contributed by minority interest	-	-	-	2,399
Net cash provided (used) by financing activities	(89,040)	965,844	2,581	(13,693)
Increase (decrease) in cash	(3,383)	5,836	77	(1,381)
Cash beginning of period	5,929	93	16	2,740
Cash end of period	$2,546	$5,929	$93	$1,359

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

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Partners' Equity

	For the period from October 10, 2006 to
	December 31, 2008
Thousands of dollars	Limited Partners	General Partner	Total
Balance, October 10, 2006	$-	$-	$-
Contributions (a)	136,035	2,776	138,811
Initial public offering investment (b)	99,175	-	99,175
Distributions to predecessor members concurrent with
initial public offering (c)	(62,649)	-	(62,649)
Net income	1,834	37	1,871
Balance, December 31, 2006	$174,395	$2,813	$177,208
Issuance of units (d)	700,000	-	700,000
Private offering investment (e)	663,338	-	663,338
Distributions	(59,746)	(751)	(60,497)
Unit-based compensation	5,133	-	5,133
Net loss	(59,685)	(672)	(60,357)
Other	(17)	-	(17)
Balance, December 31, 2007	$1,423,418	$1,390	$1,424,808
Redemtion of common units from predecessors (f)	(336,216)	-	(336,216)
Distributions	(118,580)	(427)	(119,007)
Distributions paid on unissued units under incentive plans	(2,335)	(7)	(2,342)
Unit-based compensation	7,383	-	7,383
Net income (loss) (g)	380,255	(2,019)	378,236
Contribution of general partner interest to the partnership	(1,063)	1,063	-
Other	30	-	30
Balance, December 31, 2008	$1,352,892	$-	$1,352,892

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

Net Income or loss per unit

Weighted average units outstanding for computing basic and diluted net income or loss per unit were:

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
	2008	2007	2006	2006
Weighted average number of Common Units used to calculate basic and diluted net income or loss per unit:
Basic	59,238,588	32,577,429	21,975,758	179,795,294
Dilutive (a)	1,322,107	-	43,150	-
Diluted	60,560,695	32,577,429	22,018,908	179,795,294

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

	Year Ended
	December 31,
Thousands of dollars	2008	2007
Income (loss) before taxes and minority interest	$380,363	$(61,495)
Partnership income not subject to tax	376,459	(56,997)
Income (loss) subject to tax	3,904	(4,498)
Federal income tax rate	34%	34%
Income tax at statutory rate	1,327	(1,529)
Other	-	300
Income tax expense (benefit)	$1,327	$(1,229)

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

	December 31,
Thousands of dollars	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$767	$726
Asset retirement obligation	337	428
Unrealized hedge loss	-	1,104
Other	103	74
Deferred tax liabilities:
Depreciation, depletion and intangible drilling costs	(3,404)	(5,356)
Other	(2,085)	(50)
Net deferred tax liability	$(4,282)	$(3,074)

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

Our interest expense is detailed in the following table:

	Successor			Predecessor
	Year Ended		October 10 to	January 1 to
	December 31,		December 31,	October 9,
Thousands of dollars	2008	2007	2006	2006
Credit facility	$25,487	$5,373	$11	$2,510
Commitment fees	1,047	503	61	141
Amortization of discount and deferred issuance costs	2,613	382	-	-
Total	$29,147	$6,258	$72	$2,651
Cash paid for interest on Credit facility (including realized losses on interest rate swaps)	$29,767	$3,545	$72	$2,651

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

	Year Ended December 31,
Thousands of dollars	2008	2007
Carrying amount, beginning of period	$27,819	$10,253
Liabilities settled in the current period	(1,054)	(367)
Revisions (1)	1,363	3,950
Acquisitions	-	12,955
Accretion expense	1,958	1,028

Carrying amount, end of period	$30,086	$27,819

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

We had the following contracts in place at December 31, 2008:

	Year	Year	Year	Year
	2009	2010	2011	2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	45,802	43,869	25,955	19,129
Average Price ($/MMBtu)	$8.14	$8.20	$9.21	$10.12
Collars:
Hedged Volume (MMBtu/d)	1,740	3,405	16,016	19,129
Average Floor Price ($/MMBtu)	$9.00	$9.00	$9.00	$9.00
Average Ceiling Price ($/MMBtu)	$16.36	$12.79	$11.28	$11.89
Total:
Hedged Volume (MMMBtu/d)	47,542	47,275	41,971	38,257
Average Price ($/MMBtu)	$8.17	$8.26	$9.13	$9.56

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls/d)	1,838	2,308	2,116	1,939
Average Price ($/Bbl)	$75.51	$83.12	$88.26	$90.00
Participating Swaps: (a)
Hedged Volume (Bbls/d)	2,847	1,993	1,439	-
Average Price ($/Bbl)	$62.86	$64.40	$61.29	$-
Average Part. %	60.9%	55.5%	53.2%	-
Collars:
Hedged Volume (Bbls/d)	594	1,279	2,048	3,077
Average Floor Price ($/Bbl)	$92.31	$102.84	$103.43	$110.00
Average Ceiling Price ($/Bbl)	$122.92	$136.16	$152.61	$145.39
Floors:
Hedged Volume (Bbls/d)	500	500	-	-
Average Floor Price ($/Bbl)	$100.00	$100.00	$-	$-
Total:
Hedged Volume (Bbls/d)	5,778	6,080	5,603	5,016
Average Price ($/Bbl)	$73.12	$82.52	$86.88	$102.27

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

Balance Sheet presentation of commodity and interest derivatives is as follows:

Thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Total Financial Instruments
Balance, December 31, 2008
Short-term assets	$44,086	$32,138	$-	$76,224
Long-term assets	145,061	73,942	-	219,003
Total assets	189,147	106,080	-	295,227

Short-term liabilities	(1,115)	-	(9,077)	(10,192)
Long-term liabilities	(1,820)	-	(8,238)	(10,058)
Total liabilities	(2,935)	-	(17,315)	(20,250)

Net assets (liabilities)	$186,212	$106,080	$(17,315)	$274,977

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

We reviewed the fair value calculations for our derivative instruments that we received from Provident’s risk management group on a monthly basis.  We also compared these fair value amounts to the fair value amounts that we receive from the counterparties to our derivative instruments.  We investigated differences and resolve and recorded any required changes prior to the issuance of our financial statements.

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

The following table summarizes information about Appreciation Rights Units issued under the Founders Plan:

	December 31,
	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights Units	Exercise Price	Rights Units	Exercise Price	Rights Units	Exercise Price
Outstanding , beginning of period	214,107	$18.50	305,570	$18.50	305,570	$18.50
Exercised	(91,463)	18.50	(91,463)	18.50	-	-
Outstanding, end of period	122,644	$18.50	214,107	$18.50	305,570	$18.50

Exercisable, end of period	-	$-	-	$-	91,463	$18.50

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

The following table summarizes information about the restricted/performance units granted in 2005 and 2006:

	Successor						Predecessor
	BreitBurn Management Company						BreitBurn Energy Company L.P.
	PVE indexed units						PVE indexed units
	December 31,				October 10 to		January 1 to
	2008		2007		December 31, 2006		October 9, 2006
		Weighted		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average	Number of	Average
	Units	Grant Price	Units	Grant Price	Units (a)	Grant Price	Units (a)	Grant Price
Outstanding , beginning of period	267,702	$10.77	318,389	$10.82	372,203	$11.05	232,740	$9.91
Granted	-	-	-	-	-	-	169,633	12.41
Exercised	(267,351)	10.77	(36,203)	10.87	(13,289)	12.41	(22,615)	9.91
Cancelled (b)	(351)	10.73	(14,484)	11.53	(40,525)	12.41	(7,555)	9.97
Outstanding, end of period	-	$10.77	267,702	$10.77	318,389	$10.82	372,203	$11.05

Exercisable, end of period	-	$-	-	$-	-	$-	-	$-

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

	PTUs and RTUs
	December 31,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Units	Grant Price	Units	Grant Price
Outstanding , beginning of period	108,717	$23.64	20,483	$21.67
Granted	-	-	91,834	24.10
Exercised	(20,645)	20.39	(98)	24.10
Cancelled	(1,080)	24.10	(3,502)	24.10
Outstanding, end of period	86,992	$24.10	108,717	$23.64

Exercisable, end of period	-	$-	-	$-

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

The following table summarizes the information about UARs:

	Successor						Predecessor
	BreitBurn Management Company						BreitBurn Energy Company L.P.
	PVE indexed units						PVE indexed units
	December 31,				October 10 to		January 1 to
	2008		2007		December 31, 2006		October 9, 2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price

Outstanding , beginning of period	154,323	$9.16	474,521	$8.41	515,410	$8.34	770,026	$8.34
Exercised	(69,994)	9.18	(316,183)	8.96	(40,889)	8.20	(241,951)	8.20
Cancelled	-	-	(4,015)	9.16	-	-	(12,665)	8.90
Outstanding, end of period	84,329	$9.96	154,323	$9.65	474,521	$8.41	515,410	$8.39

Exercisable, end of period	84,329	$9.96	115,003	$9.53	86,882	$8.47	111,104	$8.24

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

The following table summarizes information about the Director Performance Units:

	December 31,
	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average	Performance	Average
	Units	Grant Price	Units	Grant Price	Units	Grant Price
Outstanding , beginning of period	37,473	$21.11	20,026	$18.50	-	$-
Granted	20,146	27.35	17,447	24.10	20,026	18.50
Exercised	(22,190)	23.05	-	-	-	-
Outstanding, end of period	35,429	$23.44	37,473	$21.11	20,026	$18.50

Exercisable, end of period	-	$-	-	$-	-	$-

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

In the event that CPUs vest due to the death or disability of the grantee or his or her termination without cause or good reason, the CPUs would convert into a number of Common Units equal to the number of Common Unit equivalents underlying the CPUs at such time, pro-rated based on when the death or disability occurred.  First, the number of Common Unit equivalents would be calculated based upon the aggregate amount of distributions made per Common Unit for the preceding four quarters or, if such calculation would provide for a greater number of Common Unit equivalents, the most recently announced quarterly distribution level by us on an annualized basis.  Then, this number would be pro rated by multiplying it by a percentage equal to:

•	if such termination occurs on or before December 31, 2008, a percentage equal to 40 percent;
•	if such termination occurs on or before December 31, 2009, a percentage equal to 60 percent;
•	if such termination occurs on or before December 31, 2010, a percentage equal to 80 percent; and
•	if such termination occurs on or after January 1, 2011, a percentage equal to 100 percent.

In 2008, we recognized compensation expense of $7.5 million related to its CPUs and RPUs.

The following table summarizes information about the CPUs and RPUs:

	December 31,
	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	RPU	Average	RPU	Average	CPU	Average
	Units	Grant Price	Units	Grant Price	Units	Grant Price
Outstanding , beginning of period (a)	372,945	$30.98	372,945	$30.98	681,500	$30.29
Granted	245,290	20.44	-	-	-	-
Cancelled	(10,972)	20.83	-	-	-	-
Outstanding, end of period	607,263	$26.91	372,945	$30.98	681,500	$30.29

Exercisable, end of period	-	$-	-	$-	-	$-

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

22.  Oil and Natural Gas Activities (Unaudited)

Costs incurred

Our oil and natural gas activities are conducted in the United States.  The following table summarizes the costs incurred by us, as successor, and BEC, as the Predecessor:

	Successor			Predecessor
	Year Ended	Year Ended	October 10 to	January 1 to
	December 31,	December 31,	December 31,	October 9,
Thousands of dollars	2008	2007	2006	2006
Property acquisition costs (1)
Proved	$-	$1,437,129	$-	$-
Unproved	-	213,344	-	-
Development costs	129,503	26,959	1,248	36,941
Asset retirement costs	1,363	3,583	2,633	-
Pipelines and processing facilities (1)	-	48,810	-	-
Total	$130,866	$1,729,825	$3,881	$36,941

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

	Successor						Predecessor
	Year Ended December 31,				October 10-
	2008		2007		December 31, 2006 (b)		2006 (a)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
In Thousands	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)
Proved Reserves
Beginning balance	58,095	505,069	30,042	4,190	-	-	58,185	17,022
Contribution from Predecessor (c) (d)	-	-	-	-	30,408	4,270	(30,408)	(4,270)
Revision of previous estimates (d)	(29,106)	(16,251)	3,260	(534)	-	-	521	1,498
Extensions, discoveries and other additions (d)	-	-	118	-	-	-	1,898	-
Purchase of reserves in-place	-	-	27,005	505,547	-	-	-	-
Production (a) (b)	(3,079)	(22,384)	(2,330)	(4,134)	(366)	(80)	(2,036)	(657)
Ending balance	25,910	466,434	58,095	505,069	30,042	4,190	28,160	13,593

Proved Developed Reserves

Beginning balance	52,103	457,444	27,786	4,190	-	-	45,195	8,359
Ending balance	23,346	433,780	52,103	457,444	27,786	4,190	17,292	4,588

(a)	2006 production for predecessor is from January 1 - October 9 for Contributed Properties and January 1 - December 31 for Retained Properties.
(b)	2006 production for Successor is from October 10 - December 31, 2006 for Contributed Properties.
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

The principal sources of changes in the Standardized Measure of the future net cash flows for the year ended December 31, 2008, December 31, 2007 and the period ended from October 10 to December 31, 2006 is presented below:

	Successor
	December 31,	December 31,	Oct 10-Dec 31,
Thousands of dollars	2008	2007	2006
Beginning balance	$1,912,467	$312,499	-
Contribution from Predecessor	-	-	323,792
Sales, net of production expense	(317,700)	(114,041)	(11,293)
Net change in sales and transfer prices, net of production expense	(1,306,752)	243,374	-
Previously estimated development costs incurred during year	57,694	15,451	-
Changes in estimated future development costs	(98,064)	(22,683)	-
Extensions, discoveries and improved recovery, net of costs	-	2,602	-
Purchase of reserves in place	-	1,386,133	-
Revision of quantity estimates and timing of estimated production	153,368	57,882	-
Accretion of discount	191,247	31,250	-
Net change in income taxes	-	-	-
Ending balance	$592,260	$1,912,467	$312,499

23.  Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Oil, natural gas and natural gas liquid sales	$115,849	$139,962	$130,249	$81,321
Gains (losses) on derivative instruments	(83,387)	(353,282)	407,441	361,330
Other revenue, net	875	643	806	596
Total revenue	$33,337	$(212,677)	$538,496	$443,247

Operating income (loss) (1)	(34,455)	(282,267)	468,625	277,451

Net income (loss) (1)	(41,140)	(286,240)	454,454	251,162

Limited Partners' interest in loss (1)	(40,867)	(284,494)	454,454	251,162

Basic net loss per limited partner unit (2)	(0.61)	(4.39)	8.63	4.77
Diluted net loss per limited partner unit (2)	(0.61)	(4.39)	8.41	4.65

Basic units outstanding	67,020,641	64,807,563	52,635,634	52,635,634
Diluted units outstanding	67,020,641	64,807,563	54,062,291	54,019,830

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Thousands of dollars	Quarter	Quarter	Quarter	Quarter
Oil, natural gas and natural gas liquid sales	$21,389	$32,413	$49,528	$81,042
Gains (losses) on derivative instruments	(6,668)	(7,551)	(24,767)	(71,432)
Other revenue, net	241	237	130	429
Total revenue	$14,962	$25,099	$24,891	$10,039

Operating loss	(4,361)	(670)	(7,195)	(43,122)

Net loss	(4,756)	(1,068)	(7,467)	(47,066)

Limited Partners' interest in loss	(4,661)	(1,052)	(7,353)	(46,619)

Basic net loss per limited partner unit (2)	(0.21)	(0.04)	(0.25)	(0.86)
Diluted net loss per limited partner unit (2)	(0.21)	(0.04)	(0.25)	(0.86)

Basic units outstanding	21,975,758	24,816,419	29,006,002	54,349,093
Diluted units outstanding	21,975,758	24,816,419	29,006,002	54,349,093

(1) Fourth quarter 2008 includes $86.4 million for total impairments and price related adjustments and depreciation expense.
(2) Due to changes in the number of weighted average common units outstanding that may occur each quarter, the earnings per unit amounts for certain quarters may not be additive.