Form 10-Q/A
period 2009-03-31
BreitBurn Energy Partners L.P.
filed 2010-03-17
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2009 (the “Original 10-Q”).

This Amendment is being filed to amend the Original 10-Q solely (i) to correct the certifications by our Principal Executive Officers and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to remove the inappropriate inclusion of the phrase “the audit committee of the board of directors of the registrant’s general partner” and replace it with the phrase “the audit committee of the registrant’s board of directors (or persons performing equivalent functions)” in paragraph 5 of the certifications, and to replace the phrase “Quarterly Report” with the word “report” in paragraphs 1, 2, 3 and 4(a) of the certifications, and (ii) to correct the certifications by our Principal Executive Officers and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by changing the date in the first paragraph from “March 31, 2008” to “March 31, 2009.”  This Amendment includes new certifications by our Principal Executive Officers and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 31.3, and furnished as Exhibits 32.1, 32.2 and 32.3 hereto.  Each certification was true and correct as of the date of the filing of the Original 10-Q.

Pursuant to interpretation 246.14 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are filing the Original 10-Q in its entirety as part of this Amendment.  Such Other Information was complete and correct as of the date of the filing of the Original 10-Q.

In addition to the changes discussed above, we are incorporating the following amendments made to the Original 10-Q in Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”), filed on June 10, 2009.

Amendment No. 1 was filed to amend the Original 10-Q to include additional information to the following Notes to Consolidated Financial Statements in Item 1 of Part I:

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

Except as described above, we have not modified or updated other disclosures contained in the Original 10-Q.  Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-Q, or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-Q, including amendments to those filings, if any.

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

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner
Dated: March 17, 2010	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Co-Chief Executive Officer
Dated: March 17, 2010	By:	/s/ Randall H. Breitenbach
Randall H. Breitenbach
Co-Chief Executive Officer
Dated: March 17, 2010	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer