Form 10-Q
period 2010-03-31
BreitBurn Energy Partners L.P.
filed 2010-05-10
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2010

or

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
Yes ☐     No ☑

As of May 10, 2010, the registrant had 53,294,012 Common Units outstanding.

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward- looking and may be identified by words such as “believe,” “expect,” “estimates,” “impact,” “future,” “affect,” “restrict,” “result,” “expand,” “pursue,” “engage,” “could,” “will,” “ongoing,” “goals,” variations of such words and words of similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; a significant reduction in the borrowing base under our bank credit facility; the impact of the current economic downturn on our business operations, financial condition and ability to raise capital; our level of indebtedness; the ability of financial counterparties to perform their obligations under existing agreements; delays in planned or expected drilling; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors’’ of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended
	March 31,
Thousands of dollars, except per unit amounts	2010	2009

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$80,469	$57,643
Gains on commodity derivative instruments, net (note 10)	52,065	70,020
Other revenue, net	632	276
Total revenues and other income items	133,166	127,939
Operating costs and expenses:
Operating costs	35,851	34,381
Depletion, depreciation and amortization	22,054	30,301
General and administrative expenses	11,257	9,561
Loss on sale of assets	115	-
Total operating costs and expenses	69,277	74,243

Operating income	63,889	53,696

Interest and other financing costs, net	3,617	4,773
Losses on interest rate swaps (note 10)	2,243	2,102
Other income, net	(25)	(4)

Income before taxes	58,054	46,825

Income tax expense (note 3)	144	468

Net income	57,910	46,357
Less: Net income attributable to noncontrolling interest	(71)	(7)

Net income attributable to the partnership	57,839	46,350

Basic net income per unit (note 8)	$1.02	$0.85
Diluted net income per unit (note 8)	$1.02	$0.84

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
Thousands of dollars, except units outstanding	2010	2009
ASSETS
Current assets:
Cash	$5,325	$5,766
Accounts and other receivables, net	59,918	65,209
Derivative instruments (note 10)	75,451	57,133
Related party receivables (note 4)	2,640	2,127
Inventory (note 5)	7,084	5,823
Prepaid expenses	4,666	5,888
Intangibles	371	495
Total current assets	155,455	142,441
Equity investments	7,992	8,150
Property, plant and equipment
Property, plant and equipment	2,075,096	2,066,685
Accumulated depletion and depreciation	(347,010)	(325,596)
Net property, plant and equipment	1,728,086	1,741,089
Other long-term assets
Derivative instruments (note 10)	88,137	74,759
Other long-term assets	2,394	4,590

Total assets	$1,982,064	$1,971,029

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,800	$21,314
Book overdraft	878	-
Derivative instruments (note 10)	22,950	20,057
Related party payables (note 4)	13,000	13,000
Revenue and royalties payable	20,162	18,224
Salaries and wages payable	3,602	10,244
Accrued liabilities	10,299	9,051
Total current liabilities	88,691	91,890

Long-term debt (note 6)	523,000	559,000
Deferred income taxes (note 3)	2,519	2,492
Asset retirement obligation (note 7)	36,681	36,635
Derivative instruments (note 10)	38,302	50,109
Other long-term liabilities	2,102	2,102
Total liabilities	691,295	742,228
Equity:
Partners' equity (note 8)	1,290,303	1,228,373
Noncontrolling interest (note 9)	466	428
Total equity	1,290,769	1,228,801

Total liabilities and equity	$1,982,064	$1,971,029

Common Units outstanding (in thousands)	53,294	52,784

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Thousands of dollars	2010	2009

Cash flows from operating activities
Net income	$57,910	$46,357
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	22,054	30,301
Unit based compensation expense	4,883	3,158
Unrealized (gains) losses on derivative instruments	(40,610)	3,102
Distributions greater than income from equity affiliates	158	282
Deferred income tax	27	277
Amortization of intangibles	124	780
Loss on sale of assets	115	-
Other	824	823
Changes in net assets and liabilities:
Accounts receivable and other assets	7,884	2,465
Inventory	(1,261)	(1,060)
Net change in related party receivables and payables	(513)	1,257
Accounts payable and other liabilities	(6,960)	(16,995)
Net cash provided by operating activities	44,635	70,747
Cash flows from investing activities
Capital expenditures	(9,954)	(9,107)
Net cash used by investing activities	(9,954)	(9,107)
Cash flows from financing activities
Distributions	-	(28,038)
Proceeds from the issuance of long-term debt	22,000	130,916
Repayments of long-term debt	(58,000)	(159,975)
Book overdraft	878	(6,088)
Net cash used by financing activities	(35,122)	(63,185)
Decrease in cash	(441)	(1,545)
Cash beginning of period	5,766	2,546
Cash end of period	$5,325	$1,001

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

We are an independent oil and gas partnership focused on the exploitation, development and acquisition of oil and gas properties in the United States.

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair statement have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method net of any estimated residual salvage values.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report.

2.  Accounting Pronouncements

Effective January 1, 2010, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2009 related to the consolidation of variable interest entities with no impact on our financial position, results of operations or cash flows.

Accounting Standards Update (“ASU”) 2010-03 and ASU 2010-14.  In January 2010 and April 2010, the FASB issued ASU 2010-03 and ASU 2010-14, respectively, to align the oil and gas reserve estimation and disclosure requirements of ASC 932 “Extractive Activities – Oil and Gas” with the requirements in Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Modernization of Oil and Gas Reporting,”  which was issued on December 31, 2008. We calculate total estimated proved reserves and disclose our oil and natural gas activities in accordance with ASC 932, which incorporates SEC Release No. 33-8995, ASU 2010-03 and ASU 2010-14.

ASU 2010-06 “Fair Value Measurements and Disclosures.”  In January 2010, the FASB issued ASU 2010-06 to make certain amendments to Subtopic 820-10 that require two additional disclosures and clarify two existing disclosures.  The new disclosures require details of significant transfers in and out of level 1 and level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the level 3 roll forward that presents separately information about purchases, sales, issuances and settlements.  The ASU clarifies the existing disclosures with regard to the level of disaggregation of fair value measurements by class of assets and liabilities rather than major category where the reporting entities would need to apply judgment to determine the appropriate classes of other assets and liabilities.  The second clarification relates to disclosures of valuation techniques and inputs for recurring and non recurring fair value measurements using significant other observable inputs and significant unobservable inputs for level 2 and level 3 measurements, respectively.  ASU 2010-06 (ASC 820-10) is prospectively effective for financial statements issued for interim or annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted ASU 2010-06, effective January 1, 2010.  See Note 10 for the disclosures required by ASU 2010-06.

3.  Income Taxes

Our deferred income tax liability was $2.5 million at March 31, 2010 and December 31, 2009.  The following table presents our income tax expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
Thousands of dollars	2010	2009
Federal current tax expense	$129	$24
Deferred federal tax expense (a)	27	277
State income tax expense (benefit) (b)	(12)	167
Total income tax expense	$144	$468

(a) Related to Phoenix Production Company, a tax-paying corporation and our wholly-owned subsidiary.
(b) Related to various forms of state taxes imposed on gross receipts, profit margin or net income in the states where the Partnership has operations.

4.  Related Party Transactions

BreitBurn Management Company, LLC (“BreitBurn Management”), our wholly owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also provides administrative services to BreitBurn Energy Company L.P. (“BEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses including incentive compensation plan costs and direct payroll and administrative costs related to BEC properties and operations.

At March 31, 2010 and December 31, 2009, we had current receivables of $1.6 million and $1.4 million, respectively, due from BEC related to the administrative services agreement, outstanding liabilities for employee related costs and oil and gas sales made by BEC on our behalf from certain properties.  During the first quarter of 2010 and 2009, the monthly charges to BEC for indirect expenses totaled $1.3 million and $1.5 million, respectively, and charges for direct expenses including incentive compensation plan costs, direct payroll and administrative costs totaled $2.4 million and $0.3 million respectively.  During the first quarter of 2010 and 2009, total oil and gas sales made by BEC on our behalf were approximately $0.4 million and $0.2 million, respectively.  At March 31, 2010 and December 31, 2009, we had receivables of $0.6 million and $0.3 million, respectively, due from certain of our affiliates for management fees due from them and operational expenses incurred on their behalf.

Quicksilver Resources Inc. (“Quicksilver”), an owner of approximately 40 percent of our common units (“Common Units”) as of March 31, 2010, buys natural gas from us in Michigan.  During the first quarter of 2010 and 2009, total net gas sales to Quicksilver were approximately $1.2 million and $1.1 million, respectively.  At March 31, 2010 and December 31, 2009, the related receivable was $0.4 million.

On October 31, 2008, Quicksilver instituted a lawsuit against us and certain of our subsidiaries and directors (the “Litigation”).  In February 2010, we agreed to settle all claims with respect to the Litigation (the “Original Settlement”).  A final settlement agreement (the “Settlement Agreement”), which superseded the Original Settlement, was executed in April 2010.  Pursuant to the Settlement Agreement, the parties agreed to dismiss all pending claims before the court and mutually released each party, its affiliates, agents, officers, directors and attorneys from any and all claims arising from the subject matter of the Litigation.  At March 31, 2010 and December 31, 2009, we had a $13.0 million payable to Quicksilver in connection with the monetary portion of the settlement, which was paid in April 2010 after the Settlement Agreement was executed.  On April 6, 2010, an order dismissing all pending claims in the Litigation was entered by the 48th District Court in Tarrant County, Texas (the “Court”).

5.  Inventory

Our crude oil inventory from our Florida operations at March 31, 2010 and December 31, 2009 was $7.1 million and $5.8 million, respectively.  In the first quarter of 2010, we sold 134 gross MBbls and produced 136 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are at cost and represent our production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.  The increase in inventory since December 31, 2009 reflects higher lease operating expenses during the quarter.

6.  Long-Term Debt

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, entered into a four-year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, National Association, Credit Suisse Securities (USA) LLC and a syndicate of banks (the “First Amended and Restated Credit Agreement”).  On June 17, 2008, we and our wholly owned subsidiaries entered into Amendment No. 1 to the Amended and Restated Credit Agreement.  On May 7, 2010, BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, entered into the Second Amended and Restated Credit Agreement, a four-year, $1.5 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (the “Second Amended and Restated Credit Agreement”).  See Note 13 Subsequent Events for a discussion of the Second Amended and Restated Credit Agreement.

As of March 31, 2010 and December 31, 2009, we had $523.0 million and $559.0 million, respectively, in indebtedness outstanding under the First Amended and Restated Credit Agreement.  At March 31, 2010, the 1-month LIBOR interest rate plus an applicable spread on our long-term debt was 1.980 percent.  The amounts reported on our consolidated balance sheets for long-term debt approximate fair value due to the variable nature of our interest rates.

The First Amended and Restated Credit Agreement contained customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders (including the restriction on our ability to make distributions unless after giving effect to such distribution, our outstanding debt is less than 90 percent of the borrowing base, and we had the ability to borrow at least 10 percent of the borrowing base while remaining in compliance with all terms and conditions of our credit facility, including the leverage ratio not exceeding 3.50 to 1.00 (which is total indebtedness to EBITDAX); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

EBITDAX is not a defined GAAP measure.  The First Amended and Restated Credit Agreement defined EBITDAX as net income plus interest expense and other financing costs, income tax provision, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, non-cash unit based compensation expense, loss or gain on sale of assets, cumulative effect of changes in accounting principles, amortization of intangible sales contracts and amortization of intangible asset related to employment retention allowance, excluding adjusted EBITDAX attributable to our BEPI limited partner interest and including the cash distribution received from BEPI.

Our next semi-annual borrowing base redetermination is scheduled for October 2010.

As of March 31, 2010 and December 31, 2009, we were in compliance with the credit facility’s covenants.  At March 31, 2010 and December 31, 2009, we had $0.3 million in letters of credit outstanding.

Our interest expense is detailed in the following table:

	Three Months Ended
	March 31,
Thousands of dollars	2010	2009

Credit agreement (including commitment fees)	$2,793	$3,950
Amortization of discount and deferred issuance costs	824	823
Total	$3,617	$4,773

7.  Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from less than one year to 50 years.  Estimated cash flows have been discounted at our credit-adjusted risk free rate of seven percent and adjusted for inflation using a rate of two percent.  Our credit-adjusted risk free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

ASC 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels based upon how observable those inputs are.  The highest priority of Level 1 is given to unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 includes inputs other than quoted prices that are included in Level 1 and can be derived by observable data, including third party data providers.  These inputs may also include observable transactions in the market place.  Level 3 is given to unobservable inputs.  We consider the inputs to our asset retirement obligation valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in the asset retirement obligation for the periods ended March 31, 2010 and December 31, 2009 are presented in the following table:

	Three Months Ended	Year Ended
	March 31,	December 31,
Thousands of dollars	2010	2009
Carrying amount, beginning of period	$36,635	$30,086
Liabilities settled in the current period	(280)	(470)
Revisions (a)	(313)	4,883
Dispositions (b)	-	(252)
Accretion expense	639	2,388
Carrying amount, end of period	$36,681	$36,635

(a) Changes to cost estimates and revisions to reserve life.
(b) Relates to disposition of the Lazy JL Field in Texas, which was sold effective July 1, 2009.

8.  Partners’ Equity

In January 2010, 496,194 Common Units were issued to employees pursuant to vested grants under our long-term incentive compensation plan, and 13,617 Common Units were issued to outside directors for phantom units and distribution equivalent rights that were granted in 2007 and vested in January 2010.

At March 31, 2010 and December 31, 2009, we had 53,294,012 and 52,784,201 Common Units outstanding, respectively.  At March 31, 2010 and December 31, 2009, we had 6,700,000 units authorized for issuance under our long-term incentive compensation plans, and there were 3,661,714 and 2,961,659, respectively, of partnership-based units outstanding under grants that were eligible to be paid in Common Units upon vesting.

Earnings per unit

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

	Three Months Ended
	March 31,
Thousands of dollars, except unit amounts	2010	2009

Net income attributable to the partnership	$57,839	$46,350
Distributions on participating units not expected to vest	-	24
Net income attributable to common unitholders and participating securities	$57,839	$46,374

Weighted average number of units used to calculate basic and diluted net income per unit (in thousands):
Common Units	53,294	52,703
Participating securities	3,291	2,119
Denominator for basic earnings per common unit (a)	56,585	54,822

Dilutive units (b)	118	104
Denominator for diluted earnings per common unit	56,703	54,926

Net income per common unit
Basic	$1.02	$0.85
Diluted	$1.02	$0.84

(a) Basic earnings per unit is based on the weighted average number of Common Units outstanding plus the weighted average number of potentially issuable RPUs and CPUs.
(b) The three months ended March 31, 2010 and 2009 include dilutive units potentially issuable to directors under compensation plans.

9.  Noncontrolling Interest

ASC 810 “Consolidation” requires that noncontrolling interests be classified as a component of equity and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

On May 25, 2007, we acquired the limited partner interest (99 percent) of BEPI from TIFD.  As such, we are fully consolidating the results of BEPI and thus are recognizing a noncontrolling interest representing the book value of the general partner’s interests.  At March 31, 2010 and December 31, 2009, the amount of this noncontrolling interest was $0.5 million and $0.4 million, respectively.  For the three months ended March 31, 2010 and 2009, we recorded net income attributable to the noncontrolling interest of less than $0.1 million in each period and dividends of less than $0.1 million in each period.

10.  Financial Instruments

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

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of March 31, 2010, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse International, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2010, each of these financial institutions carried an S&P credit rating of A or above.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of March 31, 2010, our largest derivative asset balances were with JP Morgan Chase Bank N.A., who accounted for approximately 57 percent of our derivative asset balance, and Credit Suisse International and Credit Suisse Energy LLC, who together accounted for approximately 30 percent of our derivative asset balance.  As of March 31, 2010, our largest derivative liability balance was with Wells Fargo Bank National Association, who accounted for approximately 72 percent of our derivative liability balance.

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under ASC 815 “Derivatives and Hedging.”  Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges for financial reporting purposes and instead recognize changes in the fair value immediately in earnings.  We had realized gains of $12.1 million and $74.1 million for the three months ended March 31, 2010 and 2009, respectively and unrealized gains of $39.9 million and unrealized losses of $4.1 million for the three months ended March 31, 2010 and 2009, respectively, relating to our various market-based commodity contracts.  We had net financial instruments receivable relating to our commodity contracts of $113.1 million at March 31, 2010.

We had the following contracts in place at March 31, 2010:

	Year
	2010	2011	2012	2013	2014
Gas Positions:
Fixed price swaps:
Hedged volume (MMBtu/d)	43,648	25,955	19,129	27,000	-
Average price ($/MMBtu)	$8.18	$7.26	$7.10	$6.92	$-
Collars:
Hedged volume (MMBtu/d)	3,580	16,016	19,129	-	-
Average floor price ($/MMBtu)	$9.00	$9.00	$9.00	$-	$-
Average ceiling price ($/MMBtu)	$11.70	$11.28	$11.89	$-	$-
Total:
Hedged volume (MMBtu/d)	47,228	41,971	38,257	27,000	-
Average price ($/MMBtu)	$8.25	$7.92	$8.05	$6.92	$-

Oil Positions:
Fixed price swaps:
Hedged volume (Bbls/d)	2,559	3,616	3,539	5,000	748
Average price ($/Bbl)	$82.35	$71.56	$72.40	$79.32	$88.65
Participating swaps: (a)
Hedged volume (Bbls/d)	1,931	1,439	-	-	-
Average price ($/Bbl)	$65.07	$61.29	$-	$-	$-
Average participation %	54.4%	53.2%	-	-	-
Collars:
Hedged volume (Bbls/d)	1,525	2,048	2,477	500	-
Average floor price ($/Bbl)	$104.00	$103.42	$110.00	$77.00	$-
Average ceiling price ($/Bbl)	$137.68	$152.61	$145.39	$103.10	$-
Floors:
Hedged volume (Bbls/d)	500	-	-	-	-
Average floor price ($/Bbl)	$100.00	$-	$-	$-	$-
Total:
Hedged volume (Bbls/d)	6,515	7,103	6,016	5,500	748
Average price ($/Bbl)	$83.65	$78.65	$87.88	$79.11	$88.65

(a)  A participating swap combines a swap and a call option with the same strike price

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of March 31, 2010, our total debt outstanding was $523.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at March 31, 2010, to fix a portion of floating LIBOR-base debt on our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
April 1, 2010 to December 20, 2010	300,000	3.6825%
April 1, 2010 to October 20, 2011	100,000	1.6200%
December 20, 2010 to October 20, 2011	200,000	2.9900%

We had realized losses of $2.9 million and $3.1 million for the quarters ended March 31, 2010 and 2009, respectively, and unrealized gains of $0.7 million and $1.0 million for the quarters ended March 31, 2010 and 2009, respectively, relating to our interest rate derivative contracts.  We had net financial instruments payable related to our interest rate derivative contracts of $10.8 million at March 31, 2010.

ASC 815 requires disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under ASC 815, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This topic requires the disclosures detailed below.

Fair value of derivative instruments not designated as hedging instruments under ASC 815:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity derivative netting (a)	Total Financial Instruments

March 31, 2010
Assets
Current assets - derivative instruments	$15,820	$60,864	$-	$(1,233)	$75,451
Other long-term assets - derivative instruments	32,895	63,652	-	(8,410)	88,137
Total assets	48,715	124,516	-	(9,643)	163,588

Liabilities
Current liabilities - derivative instruments	(15,148)	-	(9,035)	1,233	(22,950)
Long-term liabilities - derivative instruments	(44,993)	-	(1,719)	8,410	(38,302)
Total liabilities	(60,141)	-	(10,754)	9,643	(61,252)

Net assets (liabilities)	$(11,426)	$124,516	$(10,754)	$-	$102,336

December 31, 2009
Assets
Current assets - derivative instruments	$17,666	$39,467	$-	$-	$57,133
Other long-term assets - derivative instruments	35,382	42,620	-	(3,243)	74,759
Total assets	53,048	82,087	-	(3,243)	131,892

Liabilities
Current liabilities - derivative instruments	(10,234)	-	(9,823)	-	(20,057)
Long-term liabilities - derivative instruments	(51,730)	-	(1,622)	3,243	(50,109)
Total liabilities	(61,964)	-	(11,445)	3,243	(70,166)

Net assets (liabilities)	$(8,916)	$82,087	$(11,445)	$-	$61,726

(a) Represents counterparty netting under derivative netting agreements - these contracts are reflected net on the balance sheet.

Gains and losses on derivative instruments not designated as hedging instruments under ASC 815:

Location of gain/loss, thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended March 31, 2010
Realized gains (losses)	$308	$11,838	$(2,934)	$9,212
Unrealized gains (losses)	(2,511)	42,430	691	40,610
Net gains (losses)	$(2,203)	$54,268	$(2,243)	$49,822

Three Months Ended March 31, 2009
Realized gains (losses)	$47,562	$26,526	$(3,068)	$71,020
Unrealized gains (losses)	(43,036)	38,968	966	(3,102)
Net gains (losses)	$4,526	$65,494	$(2,102)	$67,918

(a) Included in gains on commodity derivative instruments, net on the consolidated statements of operations.
(b) Included in losses on interest rate swaps on the consolidated statements of operations.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and establishes required disclosures about fair value measurements.  ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels based upon how observable those inputs are.  We use valuation techniques that maximize the use of observable inputs and obtain the majority of our inputs from published objective sources or third party market participants.  We incorporate the impact of nonperformance risk, including credit risk, into our fair value measurements.  The fair value hierarchy established by ASC 820 gives the highest priority of Level 1 to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority of Level 3 to unobservable inputs.  We categorize our fair value financial instruments based upon the objectivity of the inputs and how observable those inputs are.  The three levels of inputs as defined in ASC 820 are described further as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over the counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of March 31, 2010 and December 31, 2009, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.  Effective January 1, 2010, we adopted ASU 2010-06 “Fair Value Measurements and Disclosures.”  ASU 2010-06 requires detailed disclosures of significant transfers in and out of Level 1 and Level 2 categories and the reasons for those transfers.  We had no such transfers during the quarter ended March 31, 2010.

Our Treasury/Risk Management group calculates the fair value of our commodity and interest rate swaps and options.  We compare these fair value amounts to the fair value amounts that we receive from the counterparties on a monthly basis.  Any differences are resolved and any required changes are recorded prior to the issuance of our financial statements.

The model we utilize to calculate the fair value of our commodity derivative instruments is a standard option pricing model.  Inputs to the option pricing models include fixed monthly commodity strike prices and volumes from each specific contract, commodity prices from commodity forward price curves, volatility and interest rate factors and time to expiry.  Model inputs are obtained from our counterparties and third party data providers and are verified to published data where available (e.g., NYMEX).  Additional inputs to our Level 3 derivatives include option volatility, forward commodity prices and risk-free interest rates for present value discounting.  We use the standard swap contract valuation method to value our interest rate derivatives, and inputs include LIBOR forward interest rates, one-month LIBOR rates and risk-free interest rates for present value discounting.

Financial assets and liabilities carried at fair value on a recurring basis are presented in the table below.  Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified.

Recurring fair value measurements at March 31, 2010 and December 31, 2009:

	As of March 31, 2010
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$-	$4,374	$108,716	$113,090
Other derivatives (interest rate swaps)	-	(10,754)	-	(10,754)
Total	$-	$(6,380)	$108,716	$102,336

	As of December 31, 2009
Thousands of dollars	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$-	$(29,303)	$102,475	$73,172
Other derivatives (interest rate swaps)	-	(11,446)	-	(11,446)
Total	$-	$(40,749)	$102,475	$61,726

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended
	March 31,
Thousands of dollars	2010	2009
Assets:
Beginning balance	$102,475	$153,218
Realized and unrealized gains	6,241	1,126
Ending balance	$108,716	$154,344

For the quarter ended March 31, 2010, realized gains of $4.9 million and unrealized gains of $1.3 million related to our derivative instruments classified as Level 3 are included in gains on commodity derivative instruments, net on the consolidated statements of operations.  For the quarter ended March 31, 2009, realized gains of $9.9 million and unrealized losses of $8.8 million related to our derivative instruments classified as Level 3 are included in Gains on commodity derivative instruments, net on the consolidated statements of operations.  Determination of fair values incorporates various factors as required by ASC 820 including, but not limited to, the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities. During the quarters ended March 31, 2010 and 2009, we had no changes to the fair value of our derivative instruments classified as Level 3 related to purchases, sales, issuances or settlements.

11.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months ended March 31, 2010 and 2009 was $4.9 million and $3.2 million, respectively.

During the first quarter of 2010, the board of directors of BreitBurn GP, LLC (our “General Partner”) approved the grant of 1,474,110 RPUs to employees of BreitBurn Management under our First Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”).  Our outside directors were granted 47,216 phantom units under our LTIP during the first quarter of 2010.  The fair market value of the RPUs granted during 2010 for computing the compensation expense under ASC 718 “Compensation—Stock Compensation” averaged $13.74 per unit.

In January 2010, 496,194 Common Units were issued to employees pursuant to grants that vested under our LTIP and 13,617 Common Units were issued to outside directors for phantom units and distribution equivalent rights which were granted in 2007 and vested in January 2010.

For the three months ended March 31, 2010 and 2009, we paid less than $0.1 million and $0.1 million, respectively, for various liability based compensation plans.

As of March 31, 2010, we had $42.6 million of total unrecognized compensation costs for all outstanding plans.  This amount is expected to be recognized over the period from April 1, 2010 to December 31, 2012.

For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our Annual Report.

12.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At March 31, 2010 and December 31, 2009, we had various surety bonds for $10.6 million.  At March 31, 2010 and December 31, 2009 we had $0.3 million in letters of credit outstanding.

13.  Subsequent Events

On April 6, 2010, in connection with the settlement of the Litigation, we paid Quicksilver $13 million.  We expect this amount to be reimbursed by insurance.  However, discussions with our insurers are ongoing.

On April 7, 2010, we entered into crude oil fixed price swap contracts for 500 Bbl/d for the period January 2011 to March 2011 at $88.50 per Bbl, 200 Bbl/d for April 2011 to December 2011 at $89.15 per Bbl and 500 Bbl/d for 2014 at $90.50 per Bbl.  On April 23, 2010, we entered into a crude oil fixed price swap contract for 500 Bbl/d for 2014 at $93.00 per Bbl.

In April 2010, we declared a cash distribution to unitholders for the first quarter of 2010 at the rate of $0.375 per Common Unit, to be paid on May 14, 2010.

On May 7, 2010, we entered into the Second Amended and Restated Credit Agreement, which increased our borrowing base to $735 million from $732 million.  The Second Amended and Restated Credit Agreement will mature on May 7, 2014.

The Second Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders (including the restriction on our ability to make distributions unless after giving effect to such distribution, the availability to borrow under the facility is the lesser of  (i) 10 percent of the borrowing base and (ii) the greater of  (a) $50 million and (b) twice the amount of the proposed distribution), while remaining in compliance with all terms and conditions of our credit facility, including the leverage ratio not exceeding 3.75 to 1.00 (which is total indebtedness to EBITDAX); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

 The Second Amended and Restated Credit Agreement no longer requires that in order to make a distribution to our unitholders, we also must have the ability to borrow 10 percent of our borrowing base, after giving effect to such distribution, and remain in compliance with all terms and conditions of our credit facility.  In addition, the leverage ratio limit in the Second Amended and Restated Credit Agreement was increased to 3.75 to 1.00 from 3.50 to 1.00.  The pricing grid was adjusted by increasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) between 75 and 100 basis points, depending on the percentage of the borrowing base borrowed, in line with the current credit market for similar facilities.  The Second Amended and Restated Credit Agreement is less restrictive than the First Amended and Restated Credit Facility in that it also permits us to incur or guaranty additional debt up to $350 million in senior unsecured notes, and if we do incur such additional indebtedness, our borrowing base will be reduced by 25 percent of the original stated principal amount of such senior unsecured notes.  The Second Amended and Restated Credit Agreement also permits us to terminate derivative contracts without obtaining the consent of the lenders in the facility provided that the net effect of such termination plus the aggregate value of all dispositions of oil and gas properties made during such period, together, does not exceed 5 percent of the borrowing base, and the borrowing base will be automatically reduced by an amount equal to the net effect of the termination.

EBITDAX is not a defined GAAP measure.  The Second Amended and Restated Credit Agreement defines EBITDAX as net income plus interest expense and other financing costs, income tax provision, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit based compensation expense, loss or gain on sale of assets, cumulative effect of changes in accounting principles, amortization of intangible sales contracts and amortization of intangible asset related to employment retention allowance, excluding adjusted EBITDAX attributable to our BEPI limited partner interest and including the cash distribution received from BEPI.

The descriptions set forth above and in other parts of this Quarterly Report are qualified in their entirety by reference to the Second Amended and Restated Credit Agreement, which has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Our next semi-annual borrowing base redetermination is scheduled for October 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) and the consolidated financial statements and related notes therein.  Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A “—Risk Factors” of this report, the “Cautionary Statement Regarding Forward Looking Information” in this report and in our Annual Report and Part I—Item 1A “—Risk Factors’’ of our Annual Report.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States.  Our objective is to manage our oil and gas producing properties for the purpose of generating cash flow and making distributions to our unitholders.  Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located primarily in the Antrim Shale and other formations in Northern Michigan, the Los Angeles Basin in California, the Wind River and Big Horn Basins in central Wyoming, the Sunniland Trend in Florida and the New Albany Shale in Indiana and Kentucky.

Our core investment strategies include:

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

Operational Focus and Capital Expenditures

In 2010, our crude oil and natural gas capital spending program is expected to be in the range of $72 million to $78 million, compared with approximately $29 million in 2009.  We anticipate spending approximately 60 percent in California, Florida and Wyoming and approximately 40 percent in Michigan, Indiana and Kentucky.  We expect to drill or redrill approximately 40 wells with 59 percent of our total capital spending focused on drilling, 21 percent on mandatory projects and 20 percent on optimization projects.  As a result of our increased capital spending, but without considering potential acquisitions, we expect our 2010 production to be in the range of 6.3 million barrels of oil equivalent (“MMBoe”) to 6.7 MMBoe.

Outlook

In February 2010, we agreed to settle all claims with respect to the litigation filed by Quicksilver in October 2008.  In April 2010, we paid Quicksilver $13 million in connection with the settlement of this lawsuit.  We expect reimbursement from our insurers.  However, discussions with our insurers are ongoing.  With the settlement of this lawsuit, we will be able to focus on growth strategies in 2010 including acquisition opportunities consistent with our long-term goals.

On April 28, 2010, we announced a cash distribution to unitholders for the first quarter of 2010 at the rate of $0.375 per Common Unit, to be paid on May 14, 2010.

On May 7, 2010, we entered into the Second Amended and Restated Credit Agreement, which set our borrowing base at $735 million.

We will continue to consider alternatives for increasing our liquidity on terms acceptable to us which may include additional hedge monetizations, asset sales, issuance of new equity or debt securities and other transactions.  We continue to believe that maintaining our financial flexibility by reducing our bank debt should remain a priority.  Maintaining financial flexibility in 2010 supports our long-term goals of providing cash flow stability and distribution growth, and following our core investment strategies.

In the first quarter of 2010, the WTI spot price averaged $79 per barrel, compared with approximately $43 per barrel in the first quarter of 2009.  The average WTI spot price in April 2010 was approximately $84 per barrel.  In 2009, the WTI spot price averaged approximately $62 per barrel.

In the first quarter of 2010, the NYMEX wholesale natural gas price averaged $4.99 per MMBtu compared with approximately $4.47 per MMBtu in the first quarter of 2009.  The average NYMEX wholesale natural gas price in April 2010 was approximately $4.09 per MMBtu.  During 2009, the NYMEX wholesale natural gas price ranged from a low of $2.51 per MMBtu to a high of $6.07 per MMBtu.

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for both periods reflects our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended
	March 31,		Increase /
Thousands of dollars, except as indicated	2010	2009	Decrease	%
Total production (MBoe)	1,595	1,603	(8)	0%
Oil and NGL (MBoe)	727	742	(15)	-2%
Natural gas (MMcf)	5,207	5,169	38	1%
Average daily production (Boe/d)	17,725	17,812	(87)	0%
Sales volumes (MBoe)	1,594	1,583	11	1%

Average realized sales price (per Boe) (a) (b) (c)	$58.15	$54.54	$3.61	7%
Oil and NGL (per Boe) (a) (b) (c)	72.79	62.38	10.41	17%
Natural gas (per Mcf) (a) (b)	7.65	7.99	(0.34)	-4%

Oil, natural gas and NGL sales (d)	$80,469	$57,643	$22,826	40%
Realized gains on commodity derivative instruments (e)	12,146	74,088	(61,942)	-84%
Unrealized gains (losses) on commodity derivative instruments (e)	39,919	(4,068)	43,987	n/a
Other revenues, net	632	276	356	129%
Total revenues	$133,166	$127,939	$5,227	4%

Lease operating expenses and processing fees	$30,491	$29,226	$1,265	4%
Production and property taxes (f)	5,579	4,705	874	19%
Total lease operating expenses	$36,070	$33,931	$2,139	6%

Transportation expenses	847	1,248	(401)	-32%
Purchases	52	19	33	173%
Change in inventory	(1,118)	(917)	(201)	n/a
Uninsured loss	-	100	(100)	-100%
Total operating costs	$35,851	$34,381	$1,470	4%

Lease operating expenses pre taxes per Boe (g)	$19.12	$17.91	$1.21	7%
Production and property taxes per Boe	3.50	2.93	0.57	19%
Total lease operating expenses per Boe	22.62	20.84	1.79	9%

Depletion, depreciation and amortization (DD&A)	$22,054	$30,301	$(8,247)	-27%
DD&A per Boe	13.83	18.90	(5.08)	-27%

(a) Includes realized gains on commodity derivative instruments.
(b) Excludes the effect of the early termination of oil and natural gas hedge contracts monetized in January 2009 for $45,632.
(c) Excludes amortization of an intangible asset related to crude oil sales contracts. Includes crude oil purchases.
(d) 2010 and 2009 include $124 and $260, respectively, of amortization of an intangible asset related to crude oil sales contracts.
(e) Includes the effect of the early termination of oil and natural gas hedge contracts monetized in January 2009 for $45,632.
(f) Includes ad valorem and severance taxes.
(g) Includes lease operating expenses, district expenses and processing fees. 2009 excludes amortization of intangible asset related to the Quicksilver Acquisition.

Comparison of Results for the Quarters Ended March 31, 2010 and 2009

The variances in our results were due to the following components:

Production

For the quarters ended March 31, 2010 and 2009, production volumes were flat at approximately 1.6 MMBoe.  Effective July 1, 2009, we sold our Lazy JL Field properties, which produced 24 MBoe in the first quarter of 2009.  The impact of the sale of the Lazy JL Field on production was offset primarily by increased production in Michigan during the quarter.

Revenues

Total oil, natural gas liquids (“NGL”) and natural gas sales revenues increased $22.8 million in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to higher crude oil prices.  Realized gains from commodity derivative instruments during the first quarter of 2010 were $12.1 million compared to realized gains of $74.1 million in the first quarter of 2009.  Unrealized gains on commodity derivative instruments were $39.9 million compared to unrealized losses of $4.1 million in the first quarter of 2009.  Realized and unrealized gains and losses on commodity derivative instruments for the first quarter of 2009 include the effect of $45.6 million in hedge contracts monetized in January 2009.  Excluding the effect of the monetization, realized gains on commodity derivatives for the first quarter of 2009 would have been $28.5 million and unrealized gains would have been $41.5 million.  Lower realized and unrealized gains in the first quarter of 2010 as compared to the first quarter of 2009, excluding the effect of the 2009 monetization, are primarily due to higher commodity prices in the first quarter of 2010.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses and processing fees, for the first quarter of 2010 totaled $30.5 million, which was $1.3 million higher than the first quarter of 2009.  On a per Boe basis, excluding amortization of intangible asset, pre-tax lease operating expenses were $19.12 compared to $17.91 in the first quarter of 2009.  The increase is primarily attributable to higher operating costs in California and Florida related to higher oil prices in the first quarter of 2010 as compared to the first quarter of 2009.

Production and property taxes for the first quarter of 2010 totaled $5.6 million, or $3.50 per Boe, which is 19 percent higher per Boe than the first quarter of 2009.  The per Boe increase in production and property taxes compared to the prior year is primarily due to higher oil prices.

Transportation expenses

In Florida, our crude oil sales are transported from the field by trucks and pipeline and then transported by barge to the sale point.  Transportation costs incurred in connection with such operations are reflected in operating costs on the consolidated statements of operations.  In the first quarter of 2010 and 2009, transportation costs totaled $0.8 million and $1.2 million, respectively.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Sales occur on average every six to eight weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.  For the quarters ended March 31, 2010 and 2009, the change in inventory account amounted to $(1.1) million and $(0.9) million, respectively.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense (“DD&A”) totaled $22.1 million, or $13.83 per Boe, in the first quarter of 2010, a decrease of approximately 27 percent per Boe from the same period a year ago.  The decrease in DD&A compared to last year is primarily due to the decrease in 2010 DD&A rates due to higher 2010 commodity prices compared to the increase in 2009 DD&A rates due to the impact of year end 2008 price related reserve revisions.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $11.3 million and $9.6 million for the quarters ended March 31, 2010 and 2009, respectively.  This included $4.9 million and $3.2 million, respectively, in unit-based compensation expense related to management incentive plans.  The increase in unit-based compensation expense was primarily due to new awards granted in the first quarter of 2010 and the overall increase in the value of the new awards due to the increase in unit price between year end and the grant date.  For the first quarter of 2010 and 2009, G&A expenses, excluding unit-based compensation, were flat at $6.4 million.

Interest and other financing costs

Our interest and financing costs totaled $3.6 million and $4.8 million for the quarters ended March 31, 2010 and 2009, respectively.  This decrease in interest expense is primarily attributable to lower interest rates and lower debt balance.  We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  See Note 10 to the consolidated financial statements within this report for a discussion of our interest rate derivative contracts.  We had realized losses of $2.9 million and $3.1 million for the quarters ended March 31, 2010 and March 31, 2009 respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $0.7 million $1.0 million for the quarters ended March 31, 2010 and March 31, 2009 respectively, relating to our interest rate derivative contracts.

Interest expense including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts totaled $5.7 million and $7.0 million for the quarters ended March 31, 2010 and 2009, respectively.

Credit and Counterparty Risk

Our derivative financial instruments are exposed to credit risk from counterparties.  See Note 10 to the consolidated financial statements within this report for a discussion of our derivative contracts and counterparties.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Historically, our primary uses of cash have been for our operating expenses, capital expenditures, cash distributions to unitholders and unit repurchase transactions.  To fund certain acquisition transactions, we have also sourced the private placement markets and have issued equity as partial consideration for the acquisition of oil and gas properties.  As market conditions have permitted, we have also engaged in asset sale transactions.  In the future, we may look to the public and private capital markets to fund our acquisitions and refinancing transactions.

In February 2010, we announced our intention to reinstate quarterly cash distributions to our unitholders, beginning with the first quarter of 2010, and on April 28, 2010, we announced a cash distribution to unitholders for the first quarter of 2010 at the rate of $0.375 per Common Unit, to be paid on May 14, 2010.

Operating activities.  Our cash flow from operating activities for the quarter ended March 31, 2010 was $44.6 million, compared to $70.7 million for the quarter ended March 31, 2009.  Included in cash flow from operating activities in the 2009 period was the effect of $45.6 million of hedge contracts monetized in January 2009.  Excluding the effect of the hedge contract monetization in 2009, cash from operating activities was higher in the first quarter of 2010 compared to the same period of 2009, primarily due to higher oil prices.

Investing activities.  Net cash used in investing activities during the first quarter of 2010 and 2009 was $10.0 million and $9.1 million, respectively, which was spent on capital expenditures, primarily on drilling and completions.

Financing activities.  Net cash used in financing financing activities for the first quarter of 2010 was $35.1 million.  We had outstanding borrowings under our credit facility of $523.0 million at March 31, 2010 and $559.0 million at December 31, 2009.  During the first quarter of 2010, we borrowed $22.0 million and repaid $58.0 million under the credit facility.  During the first quarter of 2009, we made cash distributions of $28.0 million, borrowed $130.9 million and repaid $160.0 million.

Credit Facility

On November 1, 2007, in connection with the Quicksilver Acquisition, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, entered into the four year, $1.5 billion First Amended and Restated Credit Agreement.  The initial borrowing base under the First Amended and Restated Credit Agreement was $700 million, and at March 31, 2010, the borrowing base was $732 million.  On May 7, 2010, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto, entered into the Second Amended and Restated Credit Agreement, which set our borrowing base at $735 million.  Our next semi-annual borrowing base redetermination is scheduled for October 2010.  As amended, the credit facility will mature on May 7, 2014.

As of May 10, 2010, the lending group under the Second Amended and Restated Credit Agreement included 15 banks.  Of the $735 million in total commitments under the credit facility, Wells Fargo Bank National Association held approximately 12.4 percent of the commitments.  11 banks held between 5 percent and 7.5 percent of the commitments, including Union Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Houston Branch, BNP Paribas, Citibank, N.A., Royal Bank of Canada, U.S. Bank National Association, Bank of Scotland plc, Barclays Bank PLC, The Royal Bank of Scotland, plc and Credit Suisse AG, Cayman Islands Branch, with each remaining lenders holding less than 5 percent of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

The Second Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders or repurchase units (including the restriction on our ability to make distributions unless after giving effect to such distribution, the availability to borrow under the facility is the lesser of  (i) 10 percent of the borrowing base and (ii) the greater of  (a) $50 million and (b) twice the amount of the proposed distribution), while remaining in compliance with all terms and conditions of our credit facility, including the leverage ratio not exceeding 3.75 to 1.00 (which is total indebtedness to EBITDAX); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The Second Amended and Restated Credit Agreement no longer requires that in order to make a distribution to our unitholders, we also must have the ability to borrow 10 percent of our borrowing base after giving effect to such distribution, and remain in compliance with all terms and conditions of our credit facility . In addition, the requirement that we maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last twelve month basis of no more than 3.75 to 1.00 was increased in the Second Amended and Restated Credit Agreement from 3.50 to 1.00.  The Second Amended and Restated Credit Agreement continues to require us to maintain a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00 and to maintain an interest coverage ratio (defined as the ratio of EBITDAX to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  As of May 7, 2010, we were in compliance with these covenants, and as of March 31, 2010, we were in compliance with our covenants in the First Amended and Restated Credit Agreement, the credit facility then in effect.

The pricing grid was adjusted by increasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) between 75 and 100 basis points, depending on the percentage of the borrowing base borrowed, in line with the current credit market for similar facilities.  The Second Amended and Restated Credit Agreement is less restrictive than the First Amended and Restated Credit Facility in that it also permits us to incur or guaranty additional debt up to $350 million in senior unsecured notes, and if we do incur such additional indebtedness, our borrowing base will be reduced by 25 percent of the original stated principal amount of such senior unsecured notes.  The Second Amended and Restated Credit Agreement also permits us to terminate derivative contracts without obtaining the consent of the lenders in the facility, provided that the net effect of such termination plus the aggregate value of all dispositions of oil and gas properties made during such period, together, does not exceed 5 percent of the borrowing base, and the borrowing base will be automatically reduced by an amount equal to the net effect of the termination.

The events that constitute an Event of Default (as defined in the Second Amended and Restated Credit Agreement) include: payment defaults; misrepresentations; breaches of covenants; cross-default and cross-acceleration to certain other indebtedness; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; certain insolvency events; and assertion of certain environmental claims.

Please see Part II—Item 1A “—Risk Factors — Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” below for more information on the effect of an event of default under the Second Amended and Restated Credit Agreement.

We did not have any off-balance sheet arrangements as of March 31, 2010.  As of March 31, 2010 and December 31, 2009, our asset retirement obligation was $36.7 million and $36.6 million, respectively.

Recently issued accounting pronouncements

See Note 2 to the consolidated financial statements within this report for a discussion of recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II—Item 7A in our Annual Report.  Also, see Note 10 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative contracts as of March 31, 2010.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $113.1 million at March 31, 2010 and approximately $73.2 million at December 31, 2009.  With a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas, the fair value of our outstanding oil and gas commodity derivative instruments at March 31, 2010, would have decreased or increased our net asset by approximately $88 million.

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

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $10.8 million and $11.4 million at March 31, 2010 and December 31, 2009, respectively.  With a one percent increase or decrease in the LIBOR rate, the fair value of our outstanding interest rate derivative instruments at March 31, 2010 would have decreased or increased our net liability by approximately $5 million.

Item 4.  Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2010, we and Quicksilver agreed to settle all claims with respect to the litigation filed by Quicksilver in October 2008 pursuant to a settlement agreement dated February 3, 2010 (the “Original Settlement”).

On April 5, 2010, we, our general partner, BreitBurn GP, LLC (the “General Partner”), Quicksilver Resources Inc. (“Quicksilver”), Provident Energy Trust (“Provident”), Halbert S. Washburn and Randall H. Breitenbach entered into a definitive settlement agreement (the “Settlement Agreement”), confirming certain terms of the Original Settlement,  wherein the parties agreed to settle all claims with respect to the litigation filed by Quicksilver against us, the General Partner, certain of our subsidiaries and directors and Provident pending in the 48th District Court in Tarrant County, Texas (the “Court”).  The Settlement Agreement supersedes the Original Settlement agreement dated February 3, 2010 in its entirety.

Pursuant to the Settlement Agreement, the parties agreed to dismiss all pending claims before the Court and mutually released each party, its affiliates, agents, officers, directors and attorneys from any and all claims arising from the subject matter of the litigation filed by Quicksilver before the Court.  On April 6, 2010, pursuant to the Settlement Agreement, we paid Quicksilver $13 million and expect this amount to be reimbursed by insurance. However, discussions with our insurers are ongoing.  The terms of the Settlement Agreement were effective on April 6, 2010 when the Court entered an order dismissing the lawsuit.

Please see Part I—Item 3 “—Legal Proceedings” in our Annual Report for more information on the lawsuit instituted by Quicksilver.  Please also see our Current Report on Form 8-K filed on April 9, 2010 for more information on the terms of the Settlement Agreement.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors disclosed in our Annual Report.  The following risk factors update and amend certain of the “Risks Related to Our Business” included in our Annual Report.

Risks Related to Our Business

Even if we are able to pay quarterly distributions on our Common Units under the terms of our credit facility, we may not have sufficient cash flow from operations to pay quarterly distributions on our Common Units following establishment of cash reserves, reduction of debt and payment of fees and expenses.

Our credit facility limits the amounts we can borrow to a borrowing base amount, which is determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria.  For example, in April 2009, our borrowing base was decreased from $900 million to $760 million as a result of a scheduled borrowing base redetermination; in June 2009, it was decreased to $735 million as a result of the monetization of $25 million in crude oil and natural gas derivative contracts; and in July 2009, it was decreased to $732 million as a result of our sale of the Lazy JL Field.  Our borrowing base was increased to $735 million in May 2010, in connection with our entry into the Second Amended and Restated Credit Agreement.  As a result of the reduction in our borrowing base in April 2009, we were restricted from declaring a distribution on our Common Units and did not pay a distribution from February 2009 until the distribution for the first quarter of 2010 payable in May 2010.  While we currently are not restricted by our credit facility from declaring a distribution as we were in April 2009 and have declared a distribution for the first quarter of 2010, we may again be restricted from paying a distribution in the future.  We may be restricted from making distributions in the future under the terms of our credit facility unless, after giving effect to such distribution, the availability to borrow under the facility is at least the lesser of  (i) 10 percent of the borrowing base and (ii) the greater of  (a) $50 million and (b) twice the amount of the proposed distribution), while remaining in compliance with all terms and conditions of our credit facility, including the leverage ratio not exceeding 3.75 to 1.00 (which is total indebtedness to EBITDAX, as such term is defined in the Second Amended and Restated Credit Agreement).

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

As of April 30, 2010, we had approximately $525 million in borrowings outstanding under our credit facility.  Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria.  For example, in April 2009, our borrowing base was decreased from $900 million to $760 million as a result of a scheduled borrowing base redetermination; in June 2009, it was decreased to $735 million as a result of the monetization of $25 million in crude oil and natural gas derivative contracts in June 2009; and in July 2009, it was decreased to $732 million as a result of the sale of the Lazy JL Field.  The borrowing base is redetermined semi-annually and the available borrowing amount could be further decreased as a result of such redeterminations.  Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, declines in reserves, lending requirements or regulations or certain other circumstances.  Our borrowing base was increased to $735 million in May 2010, in connection with our entry into the Second Amended and Restated Credit Agreement.  Our next borrowing base redetermination will be in October 2010.  A future decrease in our borrowing base could be substantial and could be to a level below our outstanding borrowings.  Outstanding borrowings in excess of the borrowing base are required to be repaid in five equal monthly payments, or we are required to pledge other oil and natural gas properties as additional collateral, within 30 days following notice from the administrative agent of the new or adjusted borrowing base.  If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our credit facility or sell assets or debt or Common Units.  We may not be able to obtain such financing or complete such transactions on terms acceptable to us, or at all.  Failure to make the required repayment could result in a default under our credit facility, which could adversely affect our business, financial condition and results or operations.

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

Our credit facility restricts our ability to make distributions to unitholders or repurchase units unless after giving effect to such distribution, the availability to borrow under the facility is at least the lesser of  (i) 10 percent of the borrowing base and (ii) the greater of  (a) $50 million and (b) twice the amount of the proposed distribution), while remaining in compliance with all terms and conditions of our credit facility, including the leverage ratio not exceeding 3.75 to 1.00 (which is total indebtedness to EBITDAX, as such term is defined in the Second Amended and Restated Credit Agreement). While we currently are not restricted by our credit facility from declaring a distribution as we were in April 2009, we may again be restricted from paying a distribution in the future.

We also are required to comply with certain financial covenants and ratios.  Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  In light of persistent weak economic conditions and the deterioration of natural gas prices, our ability to comply with these covenants may be impaired.  If we violate any of the restrictions, covenants, ratios or tests in our credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments.  In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders can seek to foreclose on our assets.

See Part I—Item 2 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a discussion of our credit facility covenants.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress currently is considering broad financial regulatory reform legislation that among other things would impose comprehensive regulation on the over-the-counter (“OTC”) derivatives marketplace and could affect the use of derivatives in hedging transactions. The financial regulatory reform bill adopted by the House of Representatives on December 11, 2009, would subject swap dealers and “major swap participants” to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants. For these purposes, a major swap participant generally would be someone other than a dealer who maintains a “substantial” net position in outstanding swaps, excluding swaps used for commercial hedging or for reducing or mitigating commercial risk, or whose positions create substantial net counterparty exposure that could have serious adverse effects on the financial stability of the U.S. banking system or financial markets. The House-passed bill also would provide the Commodity Futures Trading Commission (“CFTC”) with express authority to impose position limits for OTC derivatives related to energy commodities. Separately, in late January, 2010, the CFTC proposed regulations that would impose speculative position limits for certain futures and option contracts in natural gas, crude oil, heating oil, and gasoline. These proposed regulations would make an exemption available for certain bona fide hedging of commercial risks. The Senate is also currently debating a bill that could impose regulations that would be more restrictive than the reform bill adopted by the House of Representatives.  Although it is not possible at this time to predict the final form and substance of derivatives legislation, any laws or regulations that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

Second Amended and Restated Credit Agreement

As disclosed under Part I—Item 2 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” on May 7, 2010, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto, entered into the Second Amended and Restated Credit Agreement, which set our borrowing base at $735 million.  As amended, the credit facility will mature on May 7, 2014.  The description of the Second Amended and Restated Credit Agreement described above under Part I—Item 2 “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” is incorporated in this Item 5 by reference. The description of the Second Amended and Restated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of such agreement, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

 Annual Meeting

In a Current Report on Form 8-K filed on April 29, 2010, we previously announced the following information relating to our annual meeting to be held in 2010 and the related nomination period and record date.

On April 27, 2010, the Board of Directors of our General Partner determined that the first Annual Meeting of the Limited Partners of the Partnership (the “Annual Meeting”) will be held on July 29, 2010 at a time and location in Los Angeles, California to be determined by the authorized officers of the General Partner and specified in the proxy statement for the Annual Meeting.  The Annual Meeting will be held for the purposes of (1) electing two Class I Directors to the Board to serve for a two-year term that will expire in 2012 at the 2012 Annual Meeting of Limited Partners; (2) electing two Class II Directors to the Board to serve for a three-year term that will expire in 2013 at the 2013 Annual Meeting of Limited Partners; (3) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending 2010; and (4) transacting such other business as may properly come before the meeting or any adjournments or postponements thereof.

Section 13.4(b)(vi)(A)(2) of the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 10, 2006, as amended (as so amended, the “LP Agreement”), provides that, for purposes of the first annual meeting of the Limited Partners of the Partnership, our General Partner shall determine a 30-day time period within which a Limited Partner’s notice of nominations of persons for election to the Board of Directors of our General Partner will be considered timely and shall provide notice to the Limited Partners of such time period at least 10 days prior to the commencement of such time period.  In accordance with the provisions of the LP Agreement, the Board of Directors has determined that for purposes of the Annual Meeting, a Limited Partner’s notice of nominations of persons for election to the Board of Directors will be considered timely if such notice is delivered to the General Partner not later than the close of business on June 10, 2010, nor earlier than the open of business on May 10, 2010.

The Board of Directors has established the close of business on June 10, 2010 as the record date for the determination of the Limited Partners entitled to receive notice of and to vote at the Annual Meeting and at any adjournments or postponements thereof.

Item 6.  Exhibits

NUMBER	DOCUMENT
3.1	Revised Amendment No.1 to the First Amended and Restated Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2010).
3.2	Third Amended and Restated Limited Liability Company Agreement of BreitBurn GP, LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2010).
3.3
Amendment No,.4 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 9, 2010).

3.4	Fourth Amended and Restated Limited Liability Company Agreement of BreitBurn GP, LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 9, 2010).
4.1
First Amendment to Registration Rights Agreement between BreitBurn Energy Partners L.P. and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 9, 2010).

10.1*†
Second Amended and Restated Credit Agreement dated May 7, 2010, by and among BreitBurn Operating L.P, as borrower, BreitBurn Energy Partners L.P., as parent guarantor, and Wells Fargo Bank National Association as administrative agent.

10.2
Settlement Agreement dated February 3, 2010 among BreitBurn Energy Partners L.P., Provident Energy Trust and Quicksilver Resources, Inc. (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 11, 2010).

10.3
Settlement Agreement dated April 5, 2010 by and among Quicksilver Resources, Inc., BreitBurn Energy Partners L.P., BreitBurn GP LLC, Provident Energy Trust, Randall H. Breitenbach and Halbert S. Washburn (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2010).

31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

†
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b) (2) of Regulation S-K. The Partnership will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner

Dated: May 10, 2010	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated: May 10, 2010	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer