Form 10-K/A
period 2009-12-31
BreitBurn Energy Partners L.P.
filed 2010-10-21
CIK 1357371

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

As of March 10, 2010, there were 53,294,012 Common Units outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2010 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K solely to:

(a)
Revise the Developed and Undeveloped Acreage table and the expiring acreage table in Item 1 of Part I to correctly state the Michigan gross and net developed and undeveloped acreage, which was overstated in the Original 10-K due to a computational error.  This error does not affect any operations, production or reserves information previously reported.  In addition, there was not any acreage which we believed we held that we did not.  Our prospective Collingwood-Utica acreage of over 120,000 net acres in Michigan is correct and unchanged.

(b)
Replace Exhibit 99.2 “Report of Schlumberger Technology Corporation,” included in Item 15 of Part IV, with a revised report received from Schlumberger Technology Corporation – the only revisions to this report were:

(i)
The deletion of the following language that could suggest either a limited audience or a limit on potential investor reliance: “This report was prepared solely for the use of the party to whom it is addressed and any disclosure made of this report and/or the contents by said party thereof shall be solely the responsibility of said party and shall in no way constitute any representation of any kind whatsoever of the undersigned with respect to the matters being addressed.”

(ii)
Replacement of the following sentence, “In our opinion the above-described estimates of BreitBurn’s proved reserves and supporting data are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation.” with this sentence “In our opinion the above-described estimates of BreitBurn’s proved reserves and supporting data are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering evaluation methods and procedures.”

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 hereto.  Each certification was true and correct as of the date of the filing of the Original 10-K.

Pursuant to interpretation 246.14 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are filing Parts I and IV of the Original 10-K in their entirety as part of this Amendment.  Such Other Information was complete and correct as of the date of the filing of the Original 10-K.

Except as described above, we have not modified or updated other disclosures contained in the Original 10-K.  Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

BREITBURN ENERGY PARTNERS L.P. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
		No.

	PART I

Item 1.	Business.	1
Item 1A.	Risk Factors.	21
Item 1B.	Unresolved Staff Comments.	42
Item 2.	Properties.	42
Item 3.	Legal Proceedings.	42
Item 4.	(Removed and Reserved).	43

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	44

Signatures.		49

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

The following table summarizes estimated proved developed and undeveloped oil and gas reserves based on average fiscal-year prices:

	Summary of Oil and Gas Reserves as of December 31, 2009
	Based on Average Fiscal Year Prices
	Total (MMBoe)	Oil (MMBbl)	Gas (Bcf)
Proved
Developed	101.0	34.4	399.2
Undeveloped	10.3	4.4	35.5

Total proved	111.3	38.8	434.7

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

The following table summarizes estimated proved reserves and production for our properties by state:

	As of December 31, 2009			2009
	Estimated		Estimated		Average
	Proved	Percent of Total	Proved Developed		Daily
	Reserves (a)	Estimated Proved	Reserves	Production	Production
	(MMBoe)	Reserves	(MMBoe)	(MBoe)	(Boe/d)
Michigan	76.2	68.4%	69.2	3,801.1	10,414
California	15.1	13.6%	14.6	1,151.2	3,154
Wyoming	11.5	10.3%	10.3	805.0	2,205
Florida	7.3	6.6%	5.7	503.5	1,380
Kentucky	0.9	0.8%	0.9	70.6	194
Indiana	0.3	0.3%	0.3	141.7	388

Total	111.3	100%	101.0	6,473.1	17,735

Texas (b)				44.3	245

Total Production including six months of Lazy JL Field production				6,517.4	17,980

(a)
Our estimated proved reserves were determined using $3.87 per MMBtu for gas and $61.18 per Bbl of oil forMichigan and California and $51.29 per Bbl of oil for Wyoming. For additional estimated proved reserves details,see Note 22 to the consolidated financial statements in this report.

(b)	We sold the Lazy JL Field in Texas effective July 1, 2009. Lazy JL Field production and average daily productionare provided for the first six months of 2009.

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

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Michigan	396,267	215,606	21,574	19,183	417,841	234,789
California	1,686	1,611	-	-	1,686	1,611
Wyoming	13,610	12,014	400	400	14,010	12,414
Florida	34,402	33,322	-	-	34,402	33,322
Indiana	49,973	45,560	85,294	84,377	135,267	129,937
Kentucky	3,152	3,151	20,135	19,363	23,287	22,514
	499,090	311,264	127,403	123,323	626,493	434,587

The following table lists the total number of net undeveloped acres as of December 31, 2009, the number of net acres expiring in 2010, 2011 and 2012, and, where applicable, the number of net acres expiring that are subject to extension options.

		2010 Expirations		2011 Expirations		2012 Expirations
	Net Undeveloped Acreage	Net Acreage	Net Acreage with Ext. Opt.	Net Acreage	Net Acreage with Ext. Opt.	Net Acreage	Net Acreage with Ext. Opt.
Michigan	19,183	1,267	1,207	1,884	1,501	1,278	349
Wyoming	400	-	-	-	-	-	-
Indiana	84,377	16,338	2,100	21,948	1,600	1,589	-
Kentucky	19,363	-	-	12,360	1,236	1,874	187
	123,323	17,605	3,307	36,192	4,337	4,741	536

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

10.40	Settlement Agreement dated February 3, 2010 among BreitBurn Energy Partners L.P., Provident Energy Trust and Quicksilver Resources, Inc.
14.1
BreitBurn Energy Partners L.P. and BreitBurn GP, LLC Code of Ethics for Chief Executive Officers and Senior Officers (as amended and restated on February 28, 2007) (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on March 5, 2007).

21.1	List of subsidiaries of BreitBurn Energy Partners L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Schlumberger Data and Consulting Services.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Registrant’s Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3
Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Netherland, Sewell & Associates, Inc.
99.2*	Report of Schlumberger Technology Corporation.

*  Filed herewith.
**  Furnished herewith.
†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner

Dated: October 21, 2010	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Halbert S. Washburn	Chief Executive Officer	October 21, 2010
Halbert S. Washburn	BreitBurn GP, LLC
(Principal Executive Officer)

/s/ James G. Jackson	Chief Financial Officer of	October 21, 2010
James G. Jackson	BreitBurn GP, LLC
(Principal Financial Officer)

/s/ Lawrence C. Smith	Vice President and Controller of	October 21, 2010
Lawrence C. Smith	BreitBurn GP, LLC
(Principal Accounting Officer)

Name	Title	Date

/s/ John R. Butler, Jr.	Director of	October 20, 2010
John R. Butler, Jr.	BreitBurn GP, LLC

/s/ Walker C. Friedman	Director of	October 21, 2010
Walker C. Friedman	BreitBurn GP, LLC

/s/ David B. Kilpatrick	Director of	October 21, 2010
David B. Kilpatrick	BreitBurn GP, LLC

/s/ Gregory J. Moroney	Director of	October 21, 2010
Gregory J. Moroney	BreitBurn GP, LLC

/s/ W. Yandell Rogers, III	Director of	October 21, 2010
W. Yandell Rogers, III	BreitBurn GP, LLC

/s/ Charles S. Weiss	Director of	October 21, 2010
Charles S. Weiss	BreitBurn GP, LLC