Form 10-Q
period 2010-09-30
BreitBurn Energy Partners L.P.
filed 2010-11-04
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

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
Yes ☐     No ☑

As of November 4, 2010, the registrant had 53,308,255 Common Units outstanding.

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “believe,” “expect,” “estimates,” “impact,” “future,” “affect,” “result,” “engage,” “could,” “will,” “goals,” variations of such words and words of similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; a significant reduction in the borrowing base under our bank credit facility; the impact of the current weak economic conditions on our business operations, financial condition and ability to raise capital; our level of indebtedness; the ability of financial counterparties to perform their obligations under existing agreements; delays in planned or expected drilling; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivatives and the oil and natural gas industry; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, Part II —Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2010	2009	2010	2009

Revenues and other income items
Oil, natural gas and natural gas liquid sales	$77,055	$62,674	$239,603	$180,189
Gains (losses) on commodity derivative instruments, net (note 10)	(7,973)	12,719	95,742	(14,520)
Other revenue, net	719	261	1,838	930
Total revenues and other income items	69,801	75,654	337,183	166,599
Operating costs and expenses
Operating costs	33,207	33,888	108,429	100,273
Depletion, depreciation and amortization	23,636	24,130	69,599	81,393
General and administrative expenses	12,740	9,318	33,957	27,265
(Gain) loss on sale of assets	(359)	5,470	137	5,470
Total operating costs and expenses	69,224	72,806	212,122	214,401

Operating income (loss)	577	2,848	125,061	(47,802)

Interest and other financing costs, net	5,147	4,549	13,762	14,682
Losses on interest rate swaps (note 10)	1,629	3,792	5,290	5,557
Other income, net	(3)	(84)	(7)	(124)

Income (loss) before taxes	(6,196)	(5,409)	106,016	(67,917)

Income tax expense (benefit) (note 3)	(470)	(13)	235	(354)

Net income (loss)	(5,726)	(5,396)	105,781	(67,563)
Less: Net income attributable to noncontrolling interest	(28)	(12)	(127)	(14)

Net income (loss) attributable to the partnership	$(5,754)	$(5,408)	$105,654	$(67,577)

Basic net income (loss) per unit (note 8)	$(0.11)	$(0.10)	$1.86	$(1.28)
Diluted net income (loss) per unit (note 8)	$(0.11)	$(0.10)	$1.86	$(1.28)

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

	September 30,	December 31,
Thousands of dollars, except units outstanding	2010	2009
ASSETS
Current assets
Cash	$3,409	$5,766
Accounts and other receivables, net	52,248	65,209
Derivative instruments (note 10)	75,534	57,133
Related party receivables (note 4)	2,062	2,127
Inventory (note 5)	4,621	5,823
Prepaid expenses	7,235	5,888
Intangibles	124	495
Total current assets	145,233	142,441
Equity investments	7,857	8,150
Property, plant and equipment
Property, plant and equipment	2,121,173	2,066,685
Accumulated depletion and depreciation	(392,917)	(325,596)
Net property, plant and equipment	1,728,256	1,741,089
Other long-term assets
Derivative instruments (note 10)	78,347	74,759
Other long-term assets	11,909	4,590

Total assets	$1,971,602	$1,971,029

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$25,345	$21,314
Derivative instruments (note 10)	23,418	20,057
Related party payables (note 4)	-	13,000
Revenue and royalties payable	16,830	18,224
Salaries and wages payable	9,272	10,244
Accrued liabilities	10,170	9,051
Total current liabilities	85,035	91,890

Long-term debt (note 6)	516,000	559,000
Deferred income taxes (note 3)	2,680	2,492
Asset retirement obligation (note 7)	37,261	36,635
Derivative instruments (note 10)	22,672	50,109
Other long-term liabilities	2,102	2,102
Total liabilities	665,750	742,228
Equity
Partners' equity (note 8)	1,305,394	1,228,373
Noncontrolling interest (note 9)	458	428
Total equity	1,305,852	1,228,801

Total liabilities and equity	$1,971,602	$1,971,029

Common Units outstanding (in thousands)	53,308	52,784

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
Thousands of dollars	2010	2009

Cash flows from operating activities
Net income (loss)	$105,781	$(67,563)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	69,599	81,393
Unit based compensation expense	15,386	9,736
Unrealized (gains) losses on derivative instruments	(46,065)	160,319
Income from equity affiliates, net	293	766
Deferred income tax expense (benefit)	188	(897)
Amortization of intangibles	371	2,334
Loss on sale of assets	137	5,470
Other	2,850	2,472
Changes in net assets and liabilities
Accounts receivable and other assets	13,315	3,590
Inventory	1,202	(3,710)
Net change in related party receivables and payables	(12,935)	340
Accounts payable and other liabilities	(6,822)	(10,279)
Net cash provided by operating activities	143,300	183,971
Cash flows from investing activities
Capital expenditures	(46,418)	(18,603)
Proceeds from sale of assets	225	23,034
Property acquisitions	(1,550)	-
Net cash provided (used) by investing activities	(47,743)	4,431
Cash flows from financing activities
Distributions	(43,043)	(28,038)
Proceeds from long-term debt	683,500	218,475
Repayments of long-term debt	(726,500)	(369,475)
Book overdraft	-	(9,711)
Long-term debt issuance costs	(11,871)	-
Net cash used by financing activities	(97,914)	(188,749)
Decrease in cash	(2,357)	(347)
Cash beginning of period	5,766	2,546
Cash end of period	$3,409	$2,199

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position at September 30, 2010, our operating results for the three months and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009, have been included.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

As of December 31, 2009, Quicksilver Resources Inc. (“Quicksilver”) held approximately 21.3 million of our common units (“Common Units”), representing approximately 40 percent of our outstanding Common Units.  On May 11, 2010, Quicksilver partially paid for an acquisition of assets from Marshall R. Young Oil Co. (“Young”) with 3.6 million Common Units.  During the period from June 7, 2010 through September 23, 2010, Young sold all of these Common Units.  In September 2010, Quicksilver sold 1.4 million Common Units, resulting in Quicksilver’s ownership being reduced to 16.3 million Common Units, and as of September 30, 2010, with that sale, Quicksilver owned approximately 31 percent of our Common Units.

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

INDEX

3.  Income Taxes

Our deferred income tax liability was $2.7 million and $2.5 million at September 30, 2010 and December 31, 2009, respectively.  The following table presents our income tax expense/benefit for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2010	2009	2010	2009
Federal current tax expense	$77	$407	$224	$432
Deferred federal tax expense (benefit) (a)	(434)	(276)	188	(946)
State income tax expense (benefit) (b)	(113)	(144)	(177)	160
Total income tax expense (benefit)	$(470)	$(13)	$235	$(354)

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

BreitBurn Management also provides administrative services to BreitBurn Energy Company L.P. (“BEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses including incentive compensation plan costs and direct payroll and administrative costs related to BEC properties and operations.  In 2010, the monthly fee paid by BEC for indirect expenses is approximately $456,000.

At September 30, 2010 and December 31, 2009, we had current receivables of $1.5 million and $1.4 million, respectively, due from BEC related to the administrative services agreement, outstanding liabilities for employee related costs and oil and gas sales made by BEC on our behalf from certain properties.  During the three months and nine months ended September 30, 2010, the monthly charges to BEC for indirect expenses totaled $1.2 million and $4.0 million, respectively, and charges for direct expenses including incentive compensation plan costs, direct payroll and administrative costs totaled $1.1 million and $5.0 million, respectively.  During the three months and nine months ended September 30, 2009, the monthly charges to BEC for indirect expenses totaled $1.5 million and $4.5 million, respectively, and charges for direct expenses including incentive compensation plan costs, direct payroll and administrative costs totaled $1.2 million and $3.5 million, respectively.  For the three months and nine months ended September 30, 2010, total oil and gas sales made by BEC on our behalf were approximately $0.4 million and $1.3 million, respectively.  For the three months and nine months ended September 30, 2009, total oil and gas sales made by BEC on our behalf were approximately $0.4 million and $0.9 million, respectively.

At September 30, 2010 and December 31, 2009, we had receivables of $0.3 million due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

Quicksilver buys natural gas from us in Michigan.  For the three months and nine months ended September 30, 2010, total net gas sales to Quicksilver were approximately $0.8 million and $2.6 million, respectively.  For the three months and nine months ended September 30, 2009, total net gas sales to Quicksilver were approximately $0.5 million and $2.1 million, respectively.  At September 30, 2010 and December 31, 2009, the related receivable was $0.3 million and $0.4 million, respectively.

INDEX

On October 31, 2008, Quicksilver instituted a lawsuit (the “Litigation”) against us and certain of our subsidiaries and directors in the 48th District Court in Tarrant County, Texas (the “Court”).  In February 2010, we agreed to settle all claims with respect to the Litigation (the “Original Settlement”).  A final settlement agreement (the “Settlement Agreement”), which superseded the Original Settlement, was executed in April 2010.  Pursuant to the Settlement Agreement, the parties agreed to dismiss all pending claims before the Court and mutually released each party, its affiliates, agents, officers, directors and attorneys from any and all claims arising from the subject matter of the Litigation.  At December 31, 2009, we had a $13.0 million payable to Quicksilver in connection with the monetary portion of the settlement, which was paid in April 2010 after the Settlement Agreement was executed.  On April 6, 2010, an order dismissing all claims in the Litigation was entered by the Court.  In June 2010, we received $3 million from our insurers as partial reimbursement.  While discussions with our insurers are continuing and we may be required to invoke our legal remedies to obtain payment, we expect to receive reimbursement for the full amount paid to Quicksilver and all or substantially all related fees and costs.

5.  Inventory

Our crude oil inventory from our Florida operations at September 30, 2010 and December 31, 2009 was $4.6 million and $5.8 million, respectively.  In the nine months ended September 30, 2010, we sold 550 gross MBbls and produced 552 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are at cost and represent our production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

6.  Long-Term Debt

On November 1, 2007, BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, entered into a four-year, $1.5 billion amended and restated revolving credit facility with Wells Fargo Bank, N. A., Credit Suisse Securities (USA) LLC and a syndicate of banks (the “First Amended and Restated Credit Agreement”).  On June 17, 2008, we and our wholly owned subsidiaries entered into Amendment No. 1 to the Amended and Restated Credit Agreement.

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

On September 17, 2010, we entered into the First Amendment to the Second Amended and Restated Credit Agreement, which included a consent to the formation of a new wholly owned subsidiary, BreitBurn Collingwood Utica LLC (“Utica”), and its designation as an unrestricted subsidiary under our bank credit facility.  Utica is not a guarantor of indebtedness under our bank credit facility.  On October 6, 2010, we and BreitBurn Finance Corporation, and certain of our subsidiaries, as guarantors, issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “Notes”).  See Note 13 for a discussion of the Notes.

As of September 30, 2010 and December 31, 2009, we had $516.0 million and $559.0 million, respectively, in indebtedness outstanding under our credit facility.  At September 30, 2010, the 1-month LIBOR interest rate plus an applicable spread on our long-term debt was 2.760 percent.  The amounts reported on our consolidated balance sheets for long-term debt approximate fair value due to the variable nature of our interest rates.

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

INDEX

 The Second Amended and Restated Credit Agreement no longer requires that in order to make a distribution to our unitholders, we also must have the ability to borrow 10 percent of our borrowing base after giving effect to such distribution, and remain in compliance with all terms and conditions of our credit facility.  In addition, the requirement that we maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last twelve month basis of no more than 3.50 to 1.00 was increased to 3.75 to 1.00.  The Second Amended and Restated Credit Agreement continues to require us to maintain a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00 and to maintain an interest coverage ratio (defined as the ratio of EBITDAX to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  As of September 30, 2010 and December 31, 2009, we were in compliance with the credit facility’s covenants.

The pricing grid was adjusted by increasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) between 75 and 100 basis points, depending on the percentage of the borrowing base borrowed, in line with the current credit market for similar facilities.  At our debt level as of September 30, 2010, the applicable margin on our borrowings was 250 basis points.  The Second Amended and Restated Credit Agreement permits us to incur or guaranty additional debt up to $350 million in senior unsecured notes, and requires that our borrowing base be reduced by 25 percent of the original stated principal amount of such senior unsecured notes when we incur such additional indebtedness.  See Note 13 for a discussion of Notes issued on October 6, 2010.

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

EBITDAX is not a defined GAAP measure.  The Second Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit based compensation expense, loss or gain on sale of assets (excluding gain or loss on monetization of derivative instruments), cumulative effect of changes in accounting principles, excluding adjusted EBITDAX attributable to our unrestricted entities (as defined in the Second Amended and Restated Credit Agreement) and BEPI limited partner interest and including the cash distribution received from unrestricted entities and BEPI.

Our interest and other financing costs, as reflected in interest and other financing costs, net on the consolidated statements of operations, are detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2010	2009	2010	2009
Credit agreement (including commitment fees)	$4,084	$3,726	$10,912	$12,213
Amortization of discount and deferred issuance costs	1,063	823	2,850	2,469
Total	$5,147	$4,549	$13,762	$14,682

In connection with entry into the Second Amended and Restated Credit Agreement, we incurred $11.9 million in debt issuance costs, to be amortized over the life of the debt.

INDEX

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

Changes in the asset retirement obligation for the periods ended September 30, 2010 and December 31, 2009 are presented in the following table:

	Nine Months Ended	Year Ended
Thousands of dollars	September 30, 2010	December 31, 2009
Carrying amount, beginning of period	$36,635	$30,086
Liabilities settled in the current period	(1,014)	(470)
Revisions (a)	(313)	4,883
Dispositions (b)	-	(252)
Accretion expense	1,953	2,388
Carrying amount, end of period	$37,261	$36,635

(a) Changes to cost estimates and revisions to reserve life.
(b) Relates to disposition of the Lazy JL Field in Texas, which was sold effective July 1, 2009.

8.  Partners’ Equity

During the first nine months of 2010, 510,437 Common Units were issued to employees pursuant to vested grants under our long-term incentive compensation plan, and 13,617 Common Units were issued to outside directors for phantom units and distribution equivalent rights that were granted in 2007 and vested in January 2010.

At September 30, 2010 and December 31, 2009, we had 53,308,255 and 52,784,201 Common Units outstanding, respectively.  At September 30, 2010 and December 31, 2009, we had 6,700,000 units authorized for issuance under our long-term incentive compensation plans, and there were 3,640,449 and 2,961,659, respectively, of units outstanding under grants that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On May 14, 2010, we paid a cash distribution of approximately $20.0 million to our common unitholders of record as of the close of business on May 10, 2010.  The distribution that was paid to unitholders was $0.375 per Common Unit.

On August 13, 2010, we paid a cash distribution of approximately $20.4 million to our common unitholders of record as of the close of business on August 9, 2010.  The distribution that was paid to unitholders was $0.3825 per Common Unit.

INDEX

During the nine months ended September 30, 2010, we also paid $2.7 million in cash at a rate equal to the distributions paid to our unitholders, to holders of outstanding unvested Restricted Phantom Units (“RPUs”) and Convertible Phantom Units (“CPUs”) issued under our long-term incentive plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands, except per unit amounts	2010	2009	2010	2009

Net income (loss) attributable to the partnership	$(5,754)	$(5,408)	$105,654	$(67,577)
Distributions on participating units not expected to vest	15	-	15	24
Net income (loss) attributable to common unitholders and participating securities	$(5,739)	$(5,408)	$105,669	$(67,553)

Weighted average number of units used to calculate basic and diluted earnings per unit (in thousands):
Common Units	53,303	52,770	53,297	52,748
Participating securities	-	-	3,442	-
Denominator for basic earnings per common unit (a)	53,303	52,770	56,739	52,748

Dilutive units (b)	-	-	133	-
Denominator for diluted earnings per common unit	53,303	52,770	56,872	52,748

Net income (loss) per common unit
Basic	$(0.11)	$(0.10)	$1.86	$(1.28)
Diluted	$(0.11)	$(0.10)	$1.86	$(1.28)

(a) Basic earnings per unit is based on the weighted average number of Common Units outstanding plus the weighted average number of potentially issuable RPUs and CPUs. The three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009 exclude 3,504, 2,849 and 2,599, respectively, of potentially issuable weighted average RPUs and CPUs from participating securities, as we were in a loss position.

(b) The nine months ended September 30, 2010 includes dilutive units potentially issuable to directors under compensation plans. The three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009 exclude 144, 106 and 105, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit.

INDEX

9.  Noncontrolling Interest

ASC 810 “Consolidation” requires that noncontrolling interests be classified as a component of equity and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

On May 25, 2007, we acquired the limited partner interest (99 percent) of BEPI from TIFD.  As such, we are fully consolidating the results of BEPI and thus are recognizing a noncontrolling interest representing the book value of the general partner’s interests.  At September 30, 2010 and December 31, 2009, the amount of this noncontrolling interest was $0.5 million and $0.4 million, respectively.  For the three months and nine months ended September 30, 2010, we recorded net income attributable to the noncontrolling interest of less than $0.1 million and $0.1 million, respectively, and dividends of less than $0.1 million and $0.1 million, respectively.  For the three months and nine months ended September 30, 2009, we recorded net income attributable to the noncontrolling interest of less than $0.1 million in each period, and dividends of less than $0.1 million and $0.1 million, respectively.

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

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of September 30, 2010, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, U.S Bank National Association and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of September 30, 2010, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of September 30, 2010, our largest derivative asset balances were with JP Morgan Chase Bank N.A. and Credit Suisse Energy LLC, who accounted for approximately 61 percent and 19 percent of our derivative asset balance, respectively.  As of September 30, 2010, our largest derivative liability balances were with Wells Fargo Bank National Association and Barclays Bank PLC, who accounted for approximately 78 percent and 12 percent of our derivative liability balance, respectively.

INDEX

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

We had the following commodity derivative contracts in place at September 30, 2010:

	Year
	2010	2011	2012	2013	2014
Gas Positions:
Fixed price swaps:
Hedged volume (MMBtu/d)	43,113	25,955	19,128	32,000	-
Average price ($/MMBtu)	$8.22	$7.26	$7.10	$6.70	$-
Collars:
Hedged volume (MMBtu/d)	3,837	16,016	19,129	-	-
Average floor price ($/MMBtu)	$9.00	$9.00	$9.00	$-	$-
Average ceiling price ($/MMBtu)	$12.65	$11.28	$11.89	$-	$-
Total:
Hedged volume (MMBtu/d)	46,950	41,971	38,257	32,000	-
Average price ($/MMBtu)	$8.29	$7.92	$8.05	$6.70	$-

Oil Positions:
Fixed price swaps:
Hedged volume (Bbls/d)	2,267	3,890	3,539	5,000	2,748
Average price ($/Bbl)	$83.67	$72.78	$72.40	$79.32	$89.25
Participating swaps: (a)
Hedged volume (Bbls/d)	1,433	1,439	-	-	-
Average price ($/Bbl)	$65.67	$61.29	$-	$-	$-
Average participation %	58.0%	53.2%	-	-	-
Collars:
Hedged volume (Bbls/d)	2,140	2,048	2,477	500	-
Average floor price ($/Bbl)	$105.72	$103.42	$110.00	$77.00	$-
Average ceiling price ($/Bbl)	$140.02	$152.61	$145.39	$103.10	$-
Floors:
Hedged volume (Bbls/d)	500	-	-	-	-
Average floor price ($/Bbl)	$100.00	$-	$-	$-	$-
Total:
Hedged volume (Bbls/d)	6,340	7,377	6,016	5,500	2,748
Average price ($/Bbl)	$88.33	$79.02	$87.88	$79.11	$89.25

(a) A participating swap combines a swap and a call option with the same strike price

INDEX

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of September 30, 2010, our total debt outstanding was $516.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at September 30, 2010, that fixed rates for a portion of floating LIBOR-base debt under our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
October 1, 2010 to December 20, 2010	300,000	3.6825%
October 1, 2010 to October 20, 2011	100,000	1.6200%
December 20, 2010 to October 20, 2011	200,000	2.9900%
November 21, 2011 to December 20, 2012	100,000	1.1550%

Fair Value of Financial Instruments

ASC 815 requires disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under ASC 815, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This topic requires the disclosures detailed below.

Fair value of derivative instruments not designated as hedging instruments under ASC 815:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of September 30, 2010
Assets
Current assets - derivative instruments	$19,072	$57,611	$-	$(1,149)	$75,534
Other long-term assets - derivative instruments	26,170	67,209	-	(15,032)	78,347
Total assets	45,242	124,820	-	(16,181)	153,881

Liabilities
Current liabilities - derivative instruments	(17,254)	-	(7,313)	1,149	(23,418)
Long-term liabilities - derivative instruments	(37,043)	-	(661)	15,032	(22,672)
Total liabilities	(54,297)	-	(7,974)	16,181	(46,090)

Net assets (liabilities)	$(9,055)	$124,820	$(7,974)	$-	$107,791

As of December 31, 2009
Assets
Current assets - derivative instruments	$17,666	$39,467	$-	$-	$57,133
Other long-term assets - derivative instruments	35,382	42,620	-	(3,243)	74,759
Total assets	53,048	82,087	-	(3,243)	131,892

Liabilities
Current liabilities - derivative instruments	(10,234)	-	(9,823)	-	(20,057)
Long-term liabilities - derivative instruments	(51,730)	-	(1,622)	3,243	(50,109)
Total liabilities	(61,964)	-	(11,445)	3,243	(70,166)

Net assets (liabilities)	$(8,916)	$82,087	$(11,445)	$-	$61,726

(a) Represents counterparty netting under derivative netting agreements. These contracts are reflected net on the balance sheet.

INDEX

The location of gains and losses on derivative instruments not designated as hedging instruments under ASC 815 are detailed below:

Income statement location, thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended September 30, 2010
Realized gains (losses)	$6,298	$16,269	$(2,943)	$19,624
Unrealized gains (losses)	(46,721)	16,181	1,314	(29,226)
Net gains (losses)	$(40,423)	$32,450	$(1,629)	$(9,602)

Three Months Ended September 30, 2009
Realized gains (losses)	$3,646	$20,710	$(3,411)	$20,945
Unrealized gains (losses)	9,728	(21,365)	(381)	(12,018)
Net gains (losses)	$13,374	$(655)	$(3,792)	$8,927

Nine Months Ended September 30, 2010
Realized gains (losses)	$8,030	$45,118	$(8,761)	$44,387
Unrealized gains (losses)	(141)	42,735	3,471	46,065
Net gains (losses)	$7,889	$87,853	$(5,290)	$90,452

Nine Months Ended September 30, 2009
Realized gains (losses)	$64,829	$85,083	$(9,670)	$140,242
Unrealized gains (losses)	(135,104)	(29,328)	4,113	(160,319)
Net gains (losses)	$(70,275)	$55,755	$(5,557)	$(20,077)

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over the counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of September 30, 2010 and December 31, 2009, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data or the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.  Effective January 1, 2010, we adopted ASU 2010-06 “Fair Value Measurements and Disclosures.”  ASU 2010-06 requires detailed disclosures of significant transfers in and out of Level 1 and Level 2 categories and the reasons for those transfers.  We had no such transfers during the nine months ended September 30, 2010.

Our Treasury/Risk Management group calculates the fair value of our commodity and interest rate swaps and options.  We compare these fair value amounts to the fair value amounts that we receive from the counterparties on a monthly basis.  Any differences are resolved and any required changes are recorded prior to the issuance of our financial statements.

INDEX

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

Recurring fair value measurements at September 30, 2010 and December 31, 2009:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of September 30, 2010
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$-	$18,623	$97,142	$115,765
Other derivatives (interest rate swaps)	-	(7,974)	-	(7,974)
Total	$-	$10,649	$97,142	$107,791

As of December 31, 2009
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$-	$(29,304)	$102,475	$73,171
Other derivatives (interest rate swaps)	-	(11,445)	-	(11,445)
Total	$-	$(40,749)	$102,475	$61,726

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2010	2009	2010	2009
Assets:
Beginning balance	$115,009	$113,355	$102,475	$153,218
Realized and unrealized gains (losses)	(17,867)	5,954	(5,333)	(27,879)
Settlement (a)	-	-	-	(6,030)
Ending balance	$97,142	$119,309	$97,142	$119,309

(a) Settlement reflects the monetization of oil contracts in June 2009.

For the three months and nine months ended September 30, 2010, realized gains of $8.1 million and $18.8 million and unrealized losses of $26.0 million and $24.1 million, respectively, related to our derivative instruments classified as Level 3 are included in gains (losses) on commodity derivative instruments, net on the consolidated statements of operations.  For the three months and nine months ended September 30, 2009, realized gains of $0.6 million and $15.0 million and unrealized gains of $5.4 million and unrealized losses of $42.9 million, respectively, related to our derivative instruments classified as Level 3 are included in gains (losses) on commodity derivative instruments, net on the consolidated statements of operations.  Determination of fair values incorporates various factors as required by ASC 820 including, but not limited to, the credit standing of the counterparties, the impact of guarantees as well as our own abilities to perform on our liabilities.  During the three months and nine months ended September 30, 2010 and the three months ended September 30, 2009, we had no changes to the fair value of our derivative instruments classified as Level 3 related to purchases, sales, issuances or settlements.  During the nine months ended September 30, 2009, we had $6.0 million in settlements impacting the fair value of our derivative instruments classified as Level 3 related to the monetization of oil contracts, and no changes related to purchases, sales or issuances.

INDEX

11.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months and nine months ended September 30, 2010 was $5.5 million and $15.4 million, respectively, and for the three months and nine months ended September 30, 2009 was $3.5 million and $9.7 million, respectively.

During the three months and nine months ended September 30, 2010, the board of directors of BreitBurn GP, LLC (our “General Partner”) approved the grant of 1,062 and 1,475,684 RPUs, respectively, to employees of BreitBurn Management under our First Amended and Restated 2006 Long-Term Incentive Plan (“LTIP”).  Our outside directors were issued 3,286 and 66,486 phantom units under our LTIP during the three months and nine months ended September 30, 2010, respectively.  The fair market value of the RPUs granted during 2010 for computing compensation expense under ASC 718 “Compensation—Stock Compensation” averaged $13.74 per unit.

During the nine months of 2010, 510,437 Common Units were issued to employees pursuant to grants that vested under our LTIP and 13,617 Common Units were issued to outside directors for phantom units and distribution equivalent rights which were granted in 2007 and vested in January 2010.  Common Units issued under our LTIP are issued net of units withheld for payment of taxes.

For the three months and nine months ended September 30, 2010, we paid less than $0.1 million and $0.1 million, respectively, for various liability-classified compensation plans.  For the three months and nine months ended September 30, 2009, we paid $0 and approximately $0.1 million, respectively, in cash for various liability-classified compensation plans.  For the three months and nine months ended September 30, 2010, we paid $1.4 million and $2.7 million in cash, respectively, at a rate equal to the distribution paid to our unitholders, to holders of unvested RPUs and CPUs.  For the three months and nine months ended September 30, 2009, we paid $0 and approximately $0.7 million, respectively, at a rate equal to the distribution paid to our unitholders, to holders of unvested RPUs and CPUs.

As of September 30, 2010, we had $32.4 million of total unrecognized compensation costs for all outstanding plans.  This amount is expected to be recognized over the period from October 1, 2010 to December 31, 2012.

For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our Annual Report.

12.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At September 30, 2010 and December 31, 2009, we had various surety bonds for $10.9 million and $10.6 million, respectively.  At September 30, 2010 and December 31, 2009, we had approximately $0.3 million in letters of credit outstanding.

INDEX

13.  Subsequent Events

Senior Notes Due 2020

On October 6, 2010, we and BreitBurn Finance Corporation (the “Issuers”), and certain of our subsidiaries, as guarantors (the “Guarantors”), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “Notes”).  The Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, the Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the Securities Act and applicable state securities laws.  The Notes were sold pursuant to a private placement exemption from the Securities Act to a group of initial purchasers (“Initial Purchasers”) and then resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation 5 under the Securities Act.  We received net proceeds of approximately $291.4 million (after deducting estimated fees and offering expenses).  We used $290 million of the net proceeds to repay amounts outstanding under our bank credit facility.  In connection with the Notes, we incurred financing fees and expenses of approximately $8.6 million, which will be amortized over the life of the Notes.  The $5 million discount will also be amortized over the life of the Notes.

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Guarantors and Initial Purchasers.  Under the Registration Rights Agreement, the Issuers and the Guarantors shall cause to be filed with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act.  The Issuers and the Guarantors will use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act.  In addition, the Issuers and the Guarantors will use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 400 days after October 6, 2010.  Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Issuers and the Guarantors have agreed to file a shelf registration statement with respect to the Notes.  The Issuers and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes within the specified time periods.

Credit Facility

On October 5, 2010, the borrowing base under our Second Amended and Restated Credit Agreement was reaffirmed at $735 million.  As a result of the completion of the Notes offering, our borrowing base was automatically reduced from $735 million to $658.8 million.

Additional Subsequent Events

On October 4, 2010, we entered into crude oil fixed price swap contracts for 500 Bbl/d for the period January 2011 to March 2011 at $83.90 per Bbl, 500 Bbl/d for April 2011 to December 2014 at $88.00 per Bbl and 500 Bbl/d for the period April 2011 to December 2014 at $87.75 per Bbl.  On November 2, 2010, we entered into a natural gas swap contract for 5,000 MMBtu/d for 2013 at $5.25 per MMBtu.

On October 29, 2010, we announced a cash distribution to unitholders for the third quarter of 2010 at the rate of $0.3900 per Common Unit, to be paid on November 12, 2010.

In October 2010, Quicksilver sold 0.65 million Common Units, resulting in Quicksilver’s ownership being reduced to approximately 15.7 million Common Units, and with that sale, Quicksilver now owns approximately 29 percent of our Common Units.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) and the consolidated financial statements and related notes therein.  Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A “—Risk Factors” of this report, Part II—Item 1A “—Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our Annual Report and Part I—Item 1A “—Risk Factors” of our Annual Report.

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

We are continuing to consider alternatives for increasing our liquidity on terms acceptable to us which may include hedge monetizations, asset sales, issuance of new equity and other transactions.  We continue to believe that maintaining our financial flexibility should remain a priority.  Maintaining financial flexibility in 2010 supports our long-term goals of providing cash flow stability and distribution growth, and following our core investment strategies.

Quarterly Highlights

During the third quarter of 2010, we commenced the process of a private offering to eligible purchasers of senior unsecured notes, which was completed on October 6, 2010 (See Note 13 for a description of the Notes).  We issued $305 million in aggregate principle amount of 8.625% Senior Notes due 2020 at a price of 98.358%.  We received net proceeds of approximately $291.4 million after deducting estimated fees and offering expenses.  We used $290 million of the net proceeds to repay amounts outstanding under our bank credit facility.

On July 30, 2010, we announced a cash distribution to unitholders for the second quarter of 2010 at the rate of $0.3825 per Common Unit, which was paid on August 13, 2010.

In early May 2010, we completed an infill development well located in Raccoon Point in the Sunniland Trend.  We are currently drilling a second well to the same formation.  The second well required multiple sidetracks, and we now expect results in the fourth quarter of 2010.

We hold approximately 235,000 net acres in Northern Michigan.  We have completed a review of our land holdings in the area now believed to be prospective in the developing Collingwood-Utica shale play in Michigan.  We own more than 120,000 net acres in this prospective area.  Substantially all of this acreage is held by production.  We continue to evaluate the potential of these assets.

INDEX

Operational Focus and Capital Expenditures

 In the first nine months of 2010, we spent approximately $53 million on crude oil and natural gas capital expenditures, compared to approximately $18 million in the first nine months of 2009.  We spent approximately $18 million in Michigan, Indiana and Kentucky, $17 million in Florida, $10 million in California and $8 million in Wyoming.  In the first nine months of 2010, we drilled and completed 12 wells and completed four optimization projects in Florida, California and Wyoming, and we drilled and completed 16 wells and completed 29 optimization projects in Michigan, Indiana and Kentucky.

We expect our full year 2010 crude oil and natural gas capital spending program to be approximately $78 million, compared with approximately $29 million in 2009.  We anticipate spending approximately 65 percent in California, Florida and Wyoming and approximately 35 percent in Michigan, Indiana and Kentucky.  We expect to drill or redrill approximately 35 wells with 65 percent of our total capital spending focused on drilling, 20 percent on optimization projects and 15 percent on mandatory projects.  As a result of our increased capital spending, but without considering potential acquisitions, we expect our 2010 production to be near the high end of the range of 6.3 million barrels of oil equivalent (“MMBoe”) to 6.7 MMBoe.

Commodity Prices

In the third quarter of 2010, the WTI spot price averaged $76 per barrel, compared with approximately $68 per barrel in the third quarter of 2009.  In the first nine months of 2010, WTI averaged $78 per barrel compared to $57 per barrel a year earlier.  The average WTI spot price in October 2010 was approximately $82 per barrel.  In 2009, the WTI spot price averaged approximately $62 per barrel.

In the third quarter of 2010, the NYMEX wholesale natural gas price averaged $4.24 per MMBtu compared with approximately $3.44 per MMBtu in the third quarter of 2009.  In the first nine months of 2010, the NYMEX wholesale natural gas price ranged from a low of $3.65 per MMBtu to a high of $6.01 per MMBtu.  The average NYMEX wholesale natural gas price in October 2010 was approximately $3.60 per MMBtu.  During 2009, the NYMEX wholesale natural gas price ranged from a low of $2.51 per MMBtu to a high of $6.07 per MMBtu.

INDEX

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended September 30,		Increase /		Nine Months Ended September 30,		Increase /
Thousands of dollars, except as indicated	2010	2009	Decrease	%	2010	2009	Decrease	%
Total production (MBoe)	1,741	1,628	113	7%	4,999	4,885	114	2%
Oil and NGL (MBoe)	827	743	84	11%	2,366	2,247	119	5%
Natural gas (MMcf)	5,486	5,308	178	3%	15,799	15,826	(27)	0%
Average daily production (Boe/d)	18,927	17,697	1,230	7%	18,311	17,894	417	2%
Sales volumes (MBoe)	1,680	1,605	75	5%	4,999	4,823	176	4%

Average realized sales price (per Boe) (a) (b) (c)	$59.32	$54.37	$4.95	9%	$58.59	$53.96	$4.63	9%
Oil and NGL (per Boe) (a) (b) (c)	76.14	67.40	8.74	13%	72.84	65.08	7.76	12%
Natural gas (per Mcf) (a) (b)	7.55	7.30	0.25	3%	7.63	7.45	0.18	2%

Oil, natural gas and NGL sales (d)	$77,055	$62,674	$14,381	23%	$239,603	$180,189	$59,414	33%
Realized gains on commodity derivative instruments (e)	22,567	24,356	(1,789)	-7%	53,148	149,912	(96,764)	-65%
Unrealized gains (losses) on commodity derivative instruments (e)	(30,540)	(11,637)	(18,903)	n/a	42,594	(164,432)	207,026	n/a
Other revenues, net	719	261	458	175%	1,838	930	908	98%
Total revenues	69,801	75,654	(5,853)	-8%	337,183	166,599	170,584	102%

Lease operating expenses and processing fees	28,800	29,052	(252)	-1%	88,918	86,720	2,198	3%
Production and property taxes (f)	5,081	4,422	659	15%	14,884	13,315	1,569	12%
Total lease operating expenses	33,881	33,474	407	1%	103,802	100,035	3,767	4%

Transportation expenses	1,037	799	238	30%	3,115	2,898	217	7%
Purchases	90	18	72	n/a	216	58	158	n/a
Change in inventory	(1,801)	(403)	(1,398)	n/a	1,296	(2,818)	4,114	n/a
Uninsured loss	-	-	-	n/a	-	100	(100)	-100%
Total operating costs	$33,207	$33,888	$(681)	-2%	$108,429	$100,273	$8,156	8%

Lease operating expenses pre taxes per Boe (g)	$16.54	$17.53	$(0.99)	-6%	$17.79	$17.43	$0.36	2%
Production and property taxes per Boe	2.92	2.72	0.20	8%	2.98	2.73	0.25	9%
Total lease operating expenses per Boe	19.46	20.25	(0.79)	-4%	20.77	20.16	0.61	3%

Depletion, depreciation and amortization (DD&A)	$23,636	$24,130	$(494)	-2%	$69,599	$81,393	$(11,794)	-14%
DD&A per Boe	13.58	14.82	(1.24)	-8%	13.92	16.66	(2.74)	-16%

(a) Includes realized gains on commodity derivative instruments.
(b) Excludes the effect of the early termination of oil and natural gas hedge contracts monetized in January 2009 for $45,632 and June 2009 for $24,955.
(c) Excludes amortization of an intangible asset related to crude oil sales contracts. Includes crude oil purchases.
(d) The three months and nine months ended September 30, 2010 and 2009 include approximately $124, $371, $258 and $776, respectively, of amortization of an intangible asset related to crude oil sales contracts.

(e) Includes the effect of the early termination of oil and natural gas hedge contracts monetized in January 2009 for $45,632 and June 2009 for $24,955.
(f) Includes ad valorem and severance taxes.
(g) Includes lease operating expenses, district expenses and processing fees. 2009 excludes amortization of intangible asset related to the Quicksilver Acquisition.

INDEX

Comparison of Results for the Three Months and Nine Months Ended September 30, 2010 and 2009

The variances in our results were due to the following components:

Production

For the quarter ended September 30, 2010, production was higher than the same period a year ago, by approximately 113 MBoe.  The increase in third quarter of 2010 production primarily reflected higher crude oil and natural gas production in Michigan, Indiana and Kentucky from the capital work program and additional production in Florida from the new Raccoon Point well.  For the nine months ended September 30, 2010, production was approximately 114 MBoe higher than the same period a year ago, primarily due to higher Florida, Eastern region and California crude oil production, partially offset by the sale of the Lazy JL Field effective July 1, 2009.

Revenues

Total oil, natural gas liquids (“NGL”) and natural gas sales revenues increased $14.4 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to higher crude oil and natural gas prices and higher sales volumes, primarily related to production from the new Florida well.  Realized gains from commodity derivative instruments during the third quarter of 2010 were $22.6 million compared to realized gains of $24.3 million in the third quarter of 2009.  Unrealized losses on commodity derivative instruments during the third quarter of 2010 were $30.5 million compared to $11.6 million in the third quarter of 2009.  Lower realized gains compared to the third quarter of 2009 were primarily due to higher commodity prices in the third quarter of 2010.  Higher unrealized losses in the third quarter of 2010 compared to the third quarter of 2009 were primarily due to a higher increase in commodity futures prices during the third quarter of 2010 compared to the increase in commodity futures prices during the third quarter of 2009.

Oil, NGL and natural gas sales revenues increased $59.4 million in the first nine months of 2010 compared to the first nine months of 2009.  Realized gains from commodity derivative instruments during the first nine months of 2010 were $53.1 million compared to realized gains of $149.9 million in the first nine months of 2009.  Unrealized gains on commodity derivative instruments were $42.6 million in the first nine months of 2010 compared to unrealized losses of $164.4 million in the first nine months of 2009.  The effect of net proceeds from hedge contract monetizations of $45.6 million in January 2009 and $25.0 million in June 2009 were reflected in realized and unrealized gains and losses on commodity derivative instruments in the first nine months of 2009.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses and processing fees, for the third quarter of 2010 decreased $0.3 million compared to the third quarter of 2009.  On a per Boe basis, pre-tax lease operating expenses were $16.54 for the third quarter of 2010.  Pre-tax lease operating expenses, excluding amortization of intangible asset, were $17.53 per Boe for the third quarter of 2009.  The per Boe decrease was primarily attributable to higher production in the third quarter of 2010 compared to the third quarter of 2009.

Production and property taxes for the third quarter of 2010 totaled $5.1 million, which was $0.7 million higher than the third quarter of 2009, primarily due to higher commodity prices in the third quarter of 2010.  On a per Boe basis production and property taxes for the third quarter of 2010 were $2.92 per Boe, which was eight percent higher than the third quarter of 2009.

Pre-tax lease operating expenses and processing fees, for the first nine months of 2010 totaled $88.9 million, or $17.79 per Boe, which was two percent higher per Boe than the first nine months of 2009.  The increase in per Boe lease operating expenses was primarily attributable to increasing service costs related to significantly higher oil prices during the first nine months of 2010, compared to the first nine months of 2009.  In addition, our crude oil production, which has higher production costs compared to natural gas, accounted for a higher percentage of our total production in the first nine months of 2010 than in the first nine months of 2009.  Production and property taxes for the first nine months of 2010 totaled $14.9 million, or $2.98 per Boe, which was nine percent higher per Boe than the first nine months of 2009.

Transportation expenses

In Florida, our crude oil sales are transported from the field by trucks and pipeline and then transported by barge to the sale point.  Transportation costs incurred in connection with such operations are reflected in operating costs on the consolidated statements of operations.  In the third quarter of 2010 and 2009, transportation costs totaled $1.0 million and $0.8 million, respectively.  The increase in transportation costs was primarily due to higher Florida sales volumes in the third quarter of 2010 compared to the third quarter of 2009.  In the first nine months of 2010 and 2009, transportation costs totaled $3.1 million and $2.9 million, respectively.

INDEX

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Sales occur on average every six to eight weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.  For the third quarter of 2010 and 2009, the change in inventory account amounted to a credit of $1.8 million and $0.4 million, respectively.  For the first nine months of 2010 and 2009, the change in inventory account amounted to a charge of $1.3 million and a credit of $2.8 million, respectively.  The credit to inventory during the third quarter of 2010 reflected the higher amount of barrels produced than sold during the period.  The charge to inventory during the first nine months of 2010 reflected higher production costs for sold inventory during the period.  The credits to inventory during the third quarter and the first nine months of 2009 reflected the higher amount of barrels produced than sold during the periods.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense (“DD&A”) totaled $23.6 million, or $13.58 per Boe, in the third quarter of 2010, a decrease of approximately eight percent per Boe from the same period a year ago.  DD&A expense totaled $69.6 million, or $13.92 per Boe, for the first nine months of 2010, a decrease of approximately 16 percent per Boe from the same period a year ago.  The decrease in DD&A compared to last year was primarily due to the decrease in 2010 DD&A rates due to higher 2010 commodity prices.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $12.7 million and $9.3 million for the quarters ended September 30, 2010 and 2009, respectively.  This included $5.5 million and $3.5 million, respectively, in non-cash unit-based compensation expense related to management incentive plans.  The increase in non-cash unit-based compensation expense was primarily due to new awards granted in the first quarter of 2010 and the overall increase in the value of the new awards due to the increase in unit price between year end and the grant date.  For the third quarter of 2010 and 2009, G&A expenses, excluding non-cash unit-based compensation, were $7.2 million and $5.8 million, respectively.  The increase was primarily due to higher accrual rates for our 2010 cash-based compensation expense.

G&A expenses totaled $34.0 million and $27.3 million for the nine months ended September 30, 2010 and 2009, respectively.  This included $15.4 million and $9.7 million, respectively, in non-cash unit-based compensation expense related to management incentive plans.  The increase in non-cash unit-based compensation expense was primarily due to new awards granted in first quarter of 2010.  For the first nine months of 2010, G&A expenses, excluding non-cash unit-based compensation, were $18.6 million, which was $1.0 million higher than the first nine months of 2009.  The increase was primarily due to higher accrual rates for our 2010 cash-based compensation expense.

Interest and other financing costs

Our interest and financing costs totaled $5.1 million and $4.5 million for the quarters ended September 30, 2010 and 2009, respectively.  This increase in interest expense was primarily due to slightly higher interest rates in the third quarter of 2010 under our Second Amended Restated Credit Agreement and higher amortization of debt issuance costs, partially offset by lower debt balance.  We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  See Note 10 to the consolidated financial statements within this report for a discussion of our interest rate derivative contracts.  We had realized losses of $2.9 million and $3.4 million for the quarters ended September 30, 2010 and 2009, respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $1.3 million and unrealized losses of $0.4 million for the quarters ended September 30, 2010 and 2009, respectively, relating to our interest rate derivative contracts.

Our interest and financing costs totaled $13.8 million and $14.7 million for the nine months ended September 30, 2010 and 2009, respectively.  This decrease in interest expense was primarily attributable to lower interest rates and lower debt balance.  We had realized losses of $8.8 million and $9.7 million for the nine months ended September 30, 2010 and 2009, respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $3.5 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively, relating to our interest rate derivative contracts.

INDEX

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $7.1 million and $7.2 million for the quarters ended September 30, 2010 and 2009, respectively.  Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $19.7 million and $21.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Credit and Counterparty Risk

Our derivative financial instruments are exposed to credit risk from counterparties.  See Note 10 to the consolidated financial statements within this report for a discussion of our derivative contracts and counterparties.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Historically, our primary uses of cash have been for our operating expenses, capital expenditures, cash distributions to unitholders and unit repurchase transactions.  To fund certain acquisition transactions, we have also accessed the private placement markets and have issued equity as partial consideration for the acquisition of oil and gas properties.  As market conditions have permitted, we have also engaged in asset sale transactions and private debt offerings.  In the future, we may look to the public and private capital markets to fund our acquisitions and refinancing transactions.

Senior Notes Due 2020

On October 6, 2010, we and BreitBurn Finance Corporation (the “Issuers”), and certain of our subsidiaries, as guarantors (the “Guarantors”), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “Notes”).  The Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, the Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the Securities Act and applicable state securities laws.  The Notes were sold pursuant to a private placement exemption from the Securities Act to a group of initial purchasers (“Initial Purchasers”) and then resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation 5 under the Securities Act.  We received net proceeds of approximately $291.4 million (after deducting estimated fees and offering expenses).  We used $290 million of the net proceeds to repay amounts outstanding under our bank credit facility.  In connection with the Notes, we incurred financing fees and expenses of approximately $8.6 million, which will be amortized over the life of the Notes.  The $5 million discount will also be amortized over the life of the Notes.

In connection with the issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Guarantors and Initial Purchasers.  Under the Registration Rights Agreement, the Issuers and the Guarantors shall cause to be filed with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act.  The Issuers and the Guarantors will use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act.  In addition, the Issuers and the Guarantors will use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 400 days after October 6, 2010.  Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Issuers and the Guarantors have agreed to file a shelf registration statement with respect to the Notes.  The Issuers and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes within the specified time periods.

On October 5, 2010, the borrowing base under our Second Amended and Restated Credit Agreement was reaffirmed at $735 million.  As a result of the completion of the Notes offering, our borrowing base was automatically reduced from $735 million to $658.8 million.

Distributions

In February 2010, we announced our intention to reinstate quarterly cash distributions to our unitholders, beginning with the first quarter of 2010.  On May 14, 2010, we paid a cash distribution to unitholders for the first quarter of 2010 at the rate of $0.375 per Common Unit.  On August 13, 2010, we paid a cash distribution to unitholders for the second quarter of 2010 at the rate of $0.3825 per Common Unit.  On October 29, 2010, we announced a cash distribution to unitholders for the third quarter of 2010 at the rate of $0.3900 per Common Unit, to be paid on November 12, 2010.

INDEX

Cash Flows

Operating activities.  Our cash flow from operating activities for the nine months ended September 30, 2010 was $143.3 million, compared to $184.0 million for the nine months ended September 30, 2009.  Included in cash flow from operating activities in the 2009 period was the effect of $45.6 million and $25.0 million in hedge contract monetizations completed in January and June 2009, respectively.  Excluding the effect of the hedge contract monetizations in 2009, cash from operating activities was higher during the nine months ended September 30, 2010 compared to the same period of 2009, primarily due to higher crude oil and natural gas prices.

Investing activities.  Net cash used in investing activities during the nine months ended September 30, 2010 was $47.7 million, which was predominantly spent on capital expenditures, primarily on drilling and completions, including drilling of the new Raccoon Point wells in Florida.  Net cash provided by investing activities during the nine months ended September 30, 2009 was $4.4 million, which included the proceeds from the sale of the Lazy JL Field in Texas, partially offset by capital expenditures.

Financing activities.  Net cash used in financing financing activities for the nine months ended September 30, 2010 and September 30, 2009 was $97.9 million and $188.7 million, respectively.  We had outstanding borrowings under our credit facility of $516.0 million at September 30, 2010 and $559.0 million at December 31, 2009.  For the nine months ended September 30, 2010, we made cash distributions of $43.0 million, borrowed $683.5 million and repaid $726.5 million under the credit facility.  For the nine months ended September 30, 2009, we made cash distributions of $28.0 million, borrowed $218.5 million and repaid $369.5 million.  During the nine months ended September 30, 2010, we paid $11.9 million in debt issuance costs in connection with the Second Amended and Restated Credit Agreement.  See “—Credit Agreement” below.

Credit Agreement

On May 7, 2010, BOLP, as borrower, and we and our wholly owned subsidiaries, as guarantors, Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto, entered into a Second Amended and Restated Credit Agreement, which set our borrowing base at $735 million.  As amended, the credit facility will mature on May 7, 2014.  As discussed above, on October 5, 2010, our borrowing base was reaffirmed at $735 million, and as a result of the completion of the Notes offering our borrowing base was automatically reduced to $658.8 million on October 6, 2010.  Our next semi-annual borrowing base redetermination is scheduled for April 2011.  We had outstanding borrowings under our credit facility of $220 million at October 31, 2010.

As of October 31, 2010, the lending group under the Second Amended and Restated Credit Agreement included 15 banks.  Of the $658.8 million in total commitments under the credit facility, Wells Fargo Bank National Association held approximately 12.4 percent of the commitments.  11 banks held between 5 percent and 7.5 percent of the commitments, including Union Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Houston Branch, BNP Paribas, Citibank, N.A., Royal Bank of Canada, U.S. Bank National Association, Bank of Scotland plc, Barclays Bank PLC, The Royal Bank of Scotland plc and Credit Suisse AG, Cayman Islands Branch, with each of the remaining lenders holding less than 5 percent of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

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

INDEX

 The Second Amended and Restated Credit Agreement no longer requires that in order to make a distribution to our unitholders, we also must have the ability to borrow 10 percent of our borrowing base after giving effect to such distribution, and remain in compliance with all terms and conditions of our credit facility.  In addition, the requirement that we maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last twelve month basis of no more than 3.50 to 1.00 was increased to 3.75 to 1.00.  The Second Amended and Restated Credit Agreement continues to require us to maintain a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00 and to maintain an interest coverage ratio (defined as the ratio of EBITDAX to consolidated interest expense) as of the last day of each quarter, of not less than 2.75 to 1.00.  As of September 30, 2010, we were in compliance with these covenants.

The pricing grid was adjusted by increasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) between 75 and 100 basis points, depending on the percentage of the borrowing base borrowed, in line with the current credit market for similar facilities.  At our debt level as of September 30, 2010, the applicable margin on our borrowings was 250 basis points.  The Second Amended and Restated Credit Agreement is less restrictive than the First Amended and Restated Credit Facility in that, as of September 30, 2010, it also permitted us to incur or guaranty additional debt up to $350 million in senior unsecured notes, and required that our borrowing base be reduced by 25 percent of the original stated principal amount of such senior unsecured notes when we incur such additional indebtedness.  See “Senior Notes Due 2020” above for a discussion of the Notes issued on October 6, 2010, at which time our borrowing base was reduced to $658.8 million.

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

We did not have any off-balance sheet arrangements as of September 30, 2010.  As of September 30, 2010 and December 31, 2009, our asset retirement obligation was $37.3 million and $36.6 million, respectively.

Recently issued accounting pronouncements

See Note 2 to the consolidated financial statements within this report for a discussion of recently issued accounting pronouncements.

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II—Item 7A in our Annual Report.  Also, see Note 10 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative contracts as of September 30, 2010.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $115.8 million at September 30, 2010 and approximately $73.2 million at December 31, 2009.  At September 30, 2010, a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas would have decreased or increased the fair value of our outstanding oil and gas commodity derivative instruments by approximately $83 million.

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

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $8.0 million and $11.4 million at September 30, 2010 and December 31, 2009, respectively.  With a one percent increase in the LIBOR rate, the net liability of our outstanding interest rate derivative instruments at September 30, 2010 would have decreased by approximately $4 million.  With a decrease in the LIBOR rate to zero, our net liability at September 30, 2010 would have increased by approximately $2 million.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Part I—Item 3 “—Legal Proceedings” in our Annual Report and Part II—Item 1 “—Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for information on a lawsuit instituted by Quicksilver Resources Inc. (“Quicksilver”) in October 2008, which was settled in April 2010.  Please also see our Current Report on Form 8-K filed on April 9, 2010 for more information on the terms of the settlement agreement with Quicksilver, entered into on April 5, 2010.  See Note 4 to the consolidated financial statements within this report for a discussion of the settlement amount and reimbursement from our insurers.

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

Item 1A.  Risk Factors

Except as set forth in Part II—Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, there have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

INDEX

Item 6.  Exhibits
NUMBER	DOCUMENT
1.1
BreitBurn Energy Partners L.P. 8.625% Senior Notes due 2020 Purchase Agreement (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No.001-33055) filed on October 7, 2010).

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

4.3
Indenture, dated as of October 6, 2010, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors and U.S. National Bank Association as trustee, in connection with the private placement of the Notes.  (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.4	Registration Rights Agreement, dated as of October 6, 2010, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors and Barclays Capital Inc., as representative of the Initial Purchasers, in connection with the private placement of the Notes. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).
10.1
Second Amended and Restated Credit Agreement, dated May 7, 2010, by and among BreitBurn Operating L.P, as borrower, BreitBurn Energy Partners L.P., as parent guarantor, and Wells Fargo Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 001-33055) filed on May 10, 2010).

10.2
Settlement Agreement, dated April 5, 2010, by and among Quicksilver Resources, Inc., BreitBurn Energy Partners L.P., BreitBurn GP LLC, Provident Energy Trust, Randall H. Breitenbach and Halbert S. Washburn (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2010).

10.3
First Amendment to Second Amended and Restated Credit Agreement and Consent and First Amendment to Security Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No.001-33055) filed September 23, 2010.

31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX
NUMBER	DOCUMENT
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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner
Dated: November 4, 2010	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer
Dated: November 4, 2010	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer