Form 10-Q
period 2011-06-30
BreitBurn Energy Partners L.P.
filed 2011-08-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Yes ☐     No ☒

As of August 8, 2011, the registrant had 59,039,933 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion, and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivatives and the oil and natural gas industry; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, Part II—Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

Thousands	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$2,747	$3,630
Accounts and other receivables, net	50,450	53,520
Derivative instruments (note 3)	51,266	54,752
Related party receivables (note 4)	2,632	4,345
Inventory (note 5)	7,342	7,321
Prepaid expenses	6,344	6,449
Total current assets	120,781	130,017
Equity investments	7,541	7,700
Property, plant and equipment
Oil and gas properties	2,169,988	2,133,099
Other assets	11,702	10,832
	2,181,690	2,143,931
Accumulated depletion and depreciation	(469,594)	(421,636)
Net property, plant and equipment	1,712,096	1,722,295
Other long-term assets
Derivative instruments (note 3)	19,400	50,652
Other long-term assets	19,314	19,503

Total assets	$1,879,132	$1,930,167

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$27,924	$26,808
Derivative instruments (note 3)	39,659	37,071
Revenue and royalties payable	17,534	16,427
Salaries and wages payable	6,730	12,594
Accrued liabilities	11,256	8,417
Total current liabilities	103,103	101,317

Credit facility (note 6)	127,000	228,000
Senior notes, net (note 6)	300,364	300,116
Deferred income taxes (note 8)	1,571	2,089
Asset retirement obligation (note 9)	46,402	47,429
Derivative instruments (note 3)	66,572	39,722
Other long-term liabilities	2,055	2,237
Total liabilities	647,067	720,910
Equity
Partners' equity (note 10)	1,231,617	1,208,803
Noncontrolling interest (note 11)	448	454
Total equity	1,232,065	1,209,257

Total liabilities and equity	$1,879,132	$1,930,167

Common units outstanding	59,040	53,957

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2011	2010	2011	2010
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$94,742	$82,079	$187,317	$162,548
Gain (loss) on commodity derivative instruments, net (note 3)	46,483	51,650	(59,694)	103,715
Other revenue, net	1,143	487	2,041	1,119
Total revenues and other income items	142,368	134,216	129,664	267,382
Operating costs and expenses
Operating costs	36,208	39,371	73,019	75,222
Depletion, depreciation and amortization	25,025	23,909	49,666	45,963
General and administrative expenses	11,656	9,960	24,127	21,217
Loss on sale of assets	40	381	54	496
Total operating costs and expenses	72,929	73,621	146,866	142,898

Operating income (loss)	69,439	60,595	(17,202)	124,484

Interest expense, net of capitalized interest	9,080	4,998	18,500	8,615
Loss on interest rate swaps (note 3)	2,220	1,418	1,877	3,661
Other (income) expense, net	—	21	(3)	(4)

Income (loss) before taxes	58,139	54,158	(37,576)	112,212

Income tax expense (benefit) (note 8)	616	561	(386)	705

Net income (loss)	57,523	53,597	(37,190)	111,507

Less: Net income attributable to noncontrolling interest	(68)	(28)	(102)	(99)

Net income (loss) attributable to the partnership	$57,455	$53,569	$(37,292)	$111,408

Basic net income (loss) per unit (note 10)	$0.93	$0.94	$(0.64)	$1.96
Diluted net income (loss) per unit (note 10)	$0.92	$0.94	$(0.64)	$1.96

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
Thousands of dollars	2011	2010
Cash flows from operating activities
Net income (loss)	$(37,190)	$111,507
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	49,666	45,963
Unit-based compensation expense	10,858	9,839
Unrealized (gain) loss on derivative instruments	64,175	(75,291)
Income from equity affiliates, net	159	302
Deferred income taxes	(518)	622
Amortization of intangibles	—	247
Loss on sale of assets	54	496
Other	(244)	1,757
Changes in net assets and liabilities
Accounts receivable and other assets	4,171	7,890
Inventory	(21)	3,909
Net change in related party receivables and payables	1,713	(13,377)
Accounts payable and other liabilities	(5,306)	(12,800)
Net cash provided by operating activities	87,517	81,064
Cash flows from investing activities
Capital expenditures	(35,136)	(24,997)
Proceeds from sale of assets	110	225
Property acquisitions	—	(1,550)
Net cash used in investing activities	(35,026)	(26,322)
Cash flows from financing activities
Issuance of common units	100,204	—
Distributions	(49,470)	(21,312)
Proceeds from issuance of long-term debt	133,500	622,000
Repayments of long-term debt	(234,500)	(647,000)
Change in book overdraft	5	798
Long-term debt issuance costs	(3,113)	(11,647)
Net cash used in financing activities	(53,374)	(57,161)
Decrease in cash	(883)	(2,419)
Cash beginning of period	3,630	5,766
Cash end of period	$2,747	$3,347

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at June 30, 2011, our operating results for the three months and six months ended June 30, 2011 and 2010, and our cash flows for the six months ended June 30, 2011 and 2010, have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

On June 15, 2011, Quicksilver Resources Inc. (“Quicksilver”) sold 7.0 million of our limited partnership units (“Common Units”) at a price to the public of $19.78 per Common Unit. This sale resulted in Quicksilver's ownership percentage being reduced from 26.4% to 14.6%. In connection with this sale, Quicksilver granted the underwriters an option to purchase up to an additional 1.1 million Common Units to cover over-allotments.

2.  Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that required additional fair value measurement disclosures and clarified existing fair value measurement disclosures. The new disclosures require a gross presentation of activity within the level 3 roll forward that presents separately information about purchases, sales, issuances and settlements. We adopted the ASU effective for financial statements issued for interim or annual periods beginning after December 15, 2010. The adoption of the ASU has not had an impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued an ASU to improve comparability between US GAAP and International Financial Reporting Standards ("IFRS") fair value measurement and disclosure requirements. This amendment changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the fair value measurement and disclosure requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued an ASU to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment requires that components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Currently, entities can present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This amendment eliminates that option. For public entities, this ASU is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years. This ASU should be applied retrospectively. We do not present components of other comprehensive income, and, therefore, we do not expect the provisions of this amendment to have an impact on our financial position, results of operations or cash flows.

INDEX

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

We had the following commodity derivative contracts in place at June 30, 2011:

	Year
	2011	2012	2013	2014	2015
Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbl/d)	5,316	5,039	6,480	5,000	2,000
Average Price ($/Bbl)	$76.95	$77.15	$81.37	$88.59	$99.00
Participating Swaps: (a)
Hedged Volume (Bbl/d)	1,377	—	—	—	—
Average Price ($/Bbl)	$60.00	—	—	—	—
Average Participation %	53.1%	—	—	—	—
Collars:
Hedged Volume (Bbl/d)	2,199	2,477	500	1,000	1,000
Average Floor Price ($/Bbl)	$103.70	$110.00	$77.00	$90.00	$90.00
Average Ceiling Price ($/Bbl)	$153.26	$145.39	$103.10	$112.00	$113.50
Floors:
Hedged Volume (Bbl/d)	—	—	—	—	—
Average Floor Price ($/Bbl)	—	—	—	—	—
Total:
Hedged Volume (Bbl/d)	8,892	7,516	6,980	6,000	3,000
Average Price ($/Bbl)	$80.94	$87.97	$81.06	$88.83	$96.00

Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu/d)	20,150	19,128	37,000	7,500	7,500
Average Price ($/MMBtu)	$6.92	$7.10	$6.50	$6.00	$6.00
Collars:
Hedged Volume (MMBtu/d)	20,150	19,129	—	—	—
Average Floor Price ($/MMBtu)	$9.00	$9.00	—	—	—
Average Ceiling Price ($/MMBtu)	$11.45	$11.89	—	—	—
Total:
Hedged Volume (MMBtu/d)	40,300	38,257	37,000	7,500	7,500
Average Price ($/MMBtu)	$7.96	$8.05	$6.50	$6.00	$6.00

(a) A participating swap combines a swap and a call option with the same strike price.

INDEX

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of June 30, 2011, our total debt outstanding under our credit facility was $127.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at June 30, 2011, that fixed rates for a portion of floating LIBOR-base debt under our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
July 1, 2011 to October 20, 2011	100,000	1.6200%
July 1, 2011 to October 20, 2011	100,000	2.9900%
November 21, 2011 to December 20, 2012	100,000	1.1550%
January 20, 2012 to January 20, 2014	100,000	2.4800%

Fair Value of Financial Instruments

FASB Accounting Standards require disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This topic requires the disclosures detailed below.

Fair value of derivative instruments not designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of June 30, 2011
Assets
Current assets - derivative instruments	$8,189	$45,777	$—	$(2,700)	$51,266
Other long-term assets - derivative instruments	4,732	38,398	—	(23,730)	19,400
Total assets	12,921	84,175	—	(26,430)	70,666

Liabilities
Current liabilities - derivative instruments	(39,805)	—	(2,554)	2,700	(39,659)
Long-term liabilities - derivative instruments	(88,211)	(8)	(2,083)	23,730	(66,572)
Total liabilities	(128,016)	(8)	(4,637)	26,430	(106,231)

Net assets (liabilities)	$(115,095)	$84,167	$(4,637)	$—	$(35,565)

As of December 31, 2010
Assets
Current assets - derivative instruments	$9,438	$48,972	$—	$(3,658)	$54,752
Other long-term assets - derivative instruments	15,785	55,806	—	(20,939)	50,652
Total assets	25,223	104,778	—	(24,597)	105,404

Liabilities
Current liabilities - derivative instruments	(37,610)	—	(3,119)	3,658	(37,071)
Long-term liabilities - derivative instruments	(58,766)	(166)	(1,729)	20,939	(39,722)
Total liabilities	(96,376)	(166)	(4,848)	24,597	(76,793)

Net assets (liabilities)	$(71,153)	$104,612	$(4,848)	$—	$28,611

(a) Represents counterparty netting under derivative netting agreements. These contracts are reflected net on the balance sheet.

INDEX

Gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended June 30, 2011
Realized gain (loss)	$(11,922)	$10,171	$(1,065)	$(2,816)
Unrealized gain (loss)	52,595	(4,361)	(1,155)	47,079
Net gain (loss)	$40,673	$5,810	$(2,220)	$44,263

Three Months Ended June 30, 2010
Realized gain (loss)	$1,424	$17,011	$(2,884)	$15,551
Unrealized gain (loss)	49,091	(15,876)	1,466	34,681
Net gain (loss)	$50,515	$1,135	$(1,418)	$50,232

Six Months Ended June 30, 2011
Realized gain (loss)	$(20,545)	$25,237	$(2,088)	$2,604
Unrealized gain (loss)	(43,941)	(20,445)	211	(64,175)
Net gain (loss)	$(64,486)	$4,792	$(1,877)	$(61,571)

Six Months Ended June 30, 2010
Realized gain (loss)	$1,732	$28,849	$(5,818)	$24,763
Unrealized gain	46,580	26,554	2,157	75,291
Net gain (loss)	$48,312	$55,403	$(3,661)	$100,054

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over the counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of June 30, 2011 and December 31, 2010, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category if we are able to obtain sufficient binding market data or if the interpretation of Level 2 criteria is modified in practice to include non-binding market corroborated data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and six months ended June 30, 2011.

INDEX

Our Treasury/Risk Management group calculates the fair value of our commodity and interest rate swaps and options.  We compare these fair value amounts to the fair value amounts we receive from the counterparties on a monthly basis.  Any differences are resolved and any required changes are recorded prior to the issuance of our financial statements.

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

Recurring fair value measurements at June 30, 2011 and December 31, 2010:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of June 30, 2011
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$—	$(94,609)	$63,681	$(30,928)
Other derivatives (interest rate swaps)	—	(4,637)	—	(4,637)
Total	$—	$(99,246)	$63,681	$(35,565)

As of December 31, 2010
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$—	$(52,794)	$86,253	$33,459
Other derivatives (interest rate swaps)	—	(4,848)	—	(4,848)
Total	$—	$(57,642)	$86,253	$28,611

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2011	2010	2011	2010
Assets:
Beginning balance	$69,071	$108,716	$86,253	$102,475
Realized gain (a)	11,765	5,779	16,490	10,754
Unrealized gain (loss) (a)	(17,155)	514	(39,062)	1,780
Ending balance	$63,681	$115,009	$63,681	$115,009

(a) Included in gain (loss) on commodity derivative instruments, net on the consolidated statements of operations.

During the periods presented, we had no changes to the fair value of our derivative instruments classified as Level 3 related to purchases, sales, issuances or settlements.

INDEX

Credit and Counterparty Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of June 30, 2011, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, U.S Bank National Association and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of June 30, 2011, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of June 30, 2011, our largest derivative asset balance was with JP Morgan Chase Bank N.A., who accounted for approximately 80% of our derivative asset balance.  As of June 30, 2011, our largest derivative liability balances were with Wells Fargo Bank National Association, BNP Paribas, The Royal Bank of Scotland plc and Citibank, N.A, who accounted for approximately 44%, 19%, 15% and 14% of our derivative liability balance, respectively.

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

At June 30, 2011 and December 31, 2010, we had current receivables of $1.5 million and $3.2 million, respectively, due from BEC related to the administrative services agreement, outstanding liabilities for employee related costs, including incentive compensation plan costs, and oil and gas sales made by BEC on our behalf from certain properties.  For the three months and six months ended June 30, 2011, the monthly charges to BEC for indirect expenses totaled $1.5 million and $2.9 million, respectively, and charges for direct expenses including incentive compensation plan costs, direct payroll and administrative costs totaled $1.9 million and $3.7 million, respectively.  For the three months and six months ended June 30, 2011, total oil and gas sales made by BEC on our behalf were approximately $0.6 million and $1.1 million, respectively.

During the three months and six months ended June 30, 2010, the monthly charges to BEC for indirect expenses totaled $1.5 million and $2.8 million, respectively, and charges for direct expenses including incentive compensation plan costs, direct payroll and administrative costs totaled $1.5 million and $3.4 million, respectively.  For the three months and six months ended June 30, 2010, total oil and gas sales made by BEC on our behalf were approximately $0.5 million and $0.9 million, respectively.

At June 30, 2011 and December 31, 2010, we had receivables of $0.4 million due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

Quicksilver buys natural gas from us in Michigan.  For the three months and six months ended June 30, 2011, total net gas sales to Quicksilver were approximately $1.0 million and $2.3 million, respectively.  For the three months and six months ended June 30, 2010, total net gas sales to Quicksilver were approximately $0.6 million and $1.8 million, respectively. At June 30, 2011 and December 31, 2010, the related receivable was $0.7 million during each period.

5.  Inventory

Our crude oil inventory from our Florida operations was $7.3 million at each of June 30, 2011 and December 31, 2010.  In the six months ended June 30, 2011, we sold 386 gross MBbls and produced 372 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are at cost and represent our production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

INDEX

6.  Long-Term Debt

Senior Notes Due 2020

On October 6, 2010, we and BreitBurn Finance Corporation (the “Issuers”), and certain of our subsidiaries, as guarantors (the “Guarantors”), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “Senior Notes”). The Senior Notes were offered at a discount price of 98.358%, or $300 million. The $5 million discount is being amortized over the life of the Senior Notes. As of June 30, 2011, the Senior Notes had a carrying value of $300.4 million, net of unamortized discount of $4.6 million. Interest on the Senior Notes is payable twice a year in April and October.

As of June 30, 2011, the fair value of the Senior Notes was estimated to be $323.8 million, based on prices quoted from third-party financial institutions.

In connection with the issuance of the Senior Notes, on January 19, 2011, the Issuers filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) to offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act. On February 17, 2011, the exchange registration statement became effective, and we commenced the exchange offer, which was completed on March 30, 2011.

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

The Second Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders or repurchase units (including the restriction on our ability to make distributions unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility, including the leverage ratio (which is total indebtedness to EBITDAX)); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries. The Second Amended and Restated Credit Agreement also requires us to maintain a current ratio, as of the last day of each quarter, of not less than 1.00 to 1.00.

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

INDEX

On May 9, 2011, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”), which increased our borrowing base to $735 million and extended the maturity date to May 9, 2016. The Second Amendment also revised certain covenants in the credit facility, which included: eliminating the interest coverage ratio and the “borrowing base availability” test (applied prior to making distributions to unitholders or making other restricted payments); increasing the maximum leverage coverage ratio to 4.00 to 1.00 from 3.75 to 1.00; increasing our ability to incur or guaranty an additional $350 million of unsecured senior notes (subject to our borrowing base being reduced by 25% of the original stated principal amount of such new debt), and adjusting the pricing grid by decreasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) by 25 basis points. As of June 30, 2011 and December 31, 2010, we were in compliance with the credit facility's covenants. Our next borrowing base redetermination is scheduled for October 2011.

As of June 30, 2011 and December 31, 2010, we had $127.0 million and $228.0 million, respectively, in indebtedness outstanding under the credit facility. At June 30, 2011, the 1-month LIBOR interest rate plus an applicable spread was 1.940% on the 1-month LIBOR portion of $127.0 million. The amounts reported on our consolidated balance sheets for long-term debt approximate fair value due to the variable nature of our interest rates.

Our interest and other financing costs, as reflected in interest expense, net of capitalized interest on the consolidated statements of operations, are detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2011	2010	2011	2010
Credit agreement (including commitment fees)	$1,327	$4,035	$3,017	$6,828
Senior notes	6,504	—	13,007	—
Amortization of discount and deferred issuance costs	1,249	963	2,553	1,787
Capitalized interest	—	—	(77)	—
Total	$9,080	$4,998	$18,500	$8,615

7. Condensed Consolidating Financial Statements

Given that certain, but not all, of our subsidiaries have issued full, unconditional and joint and several guarantees of our Senior Notes, in accordance with Rule 3-10(d) of Regulation S-X, the following presents condensed consolidating financial information as of June 30, 2011 and December 31, 2010, and for the three months and six months ended June 30, 2011 and 2010 on a parent/co-issuer, guarantor subsidiaries, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Eliminating entries presented are necessary to combine the parent/co-issuer, guarantor subsidiaries and non-guarantor subsidiaries. For purposes of the following tables, we and BreitBurn Finance Corporation are referred to as “Parent/Co-Issuer” and the “Guarantor Subsidiaries” are all of our subsidiaries other than BEPI and Utica (together the “Non-Guarantor Subsidiaries”).

INDEX

Condensed Consolidating Balance Sheets

	As of June 30, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash	$19	$608	$2,120	$—	$2,747
Accounts and other receivables, net	10,000	38,540	1,910	—	50,450
Derivative instruments	—	51,266	—	—	51,266
Related party receivables	—	2,632	—	—	2,632
Inventory	—	7,342	—	—	7,342
Prepaid expenses	884	5,460	—	—	6,344
Total current assets	10,903	105,848	4,030	—	120,781
Investments in subsidiaries	1,220,546	31,362	—	(1,251,908)	—
Intercompany receivables (payables)	291,647	(288,564)	(3,083)	—	—
Equity investments	—	7,541	—	—	7,541

Property, plant and equipment
Oil and gas properties	8,467	2,111,703	49,818	—	2,169,988
Other assets	—	11,702	—	—	11,702
	8,467	2,123,405	49,818	—	2,181,690
Accumulated depletion and depreciation	(1,218)	(455,465)	(12,911)	—	(469,594)
Net property, plant and equipment	7,249	1,667,940	36,907	—	1,712,096
Other long-term assets
Derivative instruments	—	19,400	—	—	19,400
Other long-term assets	7,371	11,867	76	—	19,314

Total assets	$1,537,716	$1,555,394	$37,930	$(1,251,908)	$1,879,132

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,582	$21,543	$799	$—	$27,924
Derivative instruments	—	39,659	—	—	39,659
Revenue and royalties payable	—	15,799	1,735	—	17,534
Salaries and wages payable	—	6,730	—	—	6,730
Accrued liabilities	—	10,689	567	—	11,256
Total current liabilities	5,582	94,420	3,101	—	103,103

Credit facility	—	127,000	—	—	127,000
Senior notes, net	300,364	—	—	—	300,364
Deferred income taxes	—	1,571	—	—	1,571
Asset retirement obligation	—	43,229	3,173	—	46,402
Derivative instruments	—	66,572	—	—	66,572
Other long-term liabilities	—	2,055	—	—	2,055
Total liabilities	305,946	334,847	6,274	—	647,067
Equity
Partners' equity	1,231,770	1,220,547	31,656	(1,252,356)	1,231,617
Noncontrolling interest	—	—	—	448	448
Total equity	1,231,770	1,220,547	31,656	(1,251,908)	1,232,065

Total liabilities and equity	$1,537,716	$1,555,394	$37,930	$(1,251,908)	$1,879,132

INDEX

Condensed Consolidating Balance Sheets

	As of December 31, 2010
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$70	$1,836	$1,724	$—	$3,630
Accounts and other receivables, net	10,000	41,945	1,575	—	53,520
Derivative instruments	—	54,752	—	—	54,752
Related party receivables	—	4,345	—	—	4,345
Inventory	—	7,321	—	—	7,321
Prepaid expenses	877	5,572	—	—	6,449
Total current assets	10,947	115,771	3,299	—	130,017
Investments in subsidiaries	1,243,910	30,647	—	(1,274,557)	—
Intercompany receivables (payables)	245,323	(242,011)	(3,312)	—	—
Equity investments	—	7,700	—	—	7,700

Property, plant and equipment
Oil and gas properties	8,467	2,076,074	48,558	—	2,133,099
Other assets	—	10,832	—	—	10,832
	8,467	2,086,906	48,558	—	2,143,931
Accumulated depletion and depreciation	(1,014)	(408,850)	(11,772)	—	(421,636)
Net property, plant and equipment	7,453	1,678,056	36,786	—	1,722,295
Other long-term assets
Derivative instruments	—	50,652	—	—	50,652
Other long-term assets	7,746	11,681	76	—	19,503

Total assets	$1,515,379	$1,652,496	$36,849	$(1,274,557)	$1,930,167

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,300	$19,566	$942	$—	$26,808
Derivative instruments	—	37,071	—	—	37,071
Revenue and royalties payable	—	15,016	1,411	—	16,427
Salaries and wages payable	—	12,594	—	—	12,594
Accrued liabilities	—	7,912	505	—	8,417
Total current liabilities	6,300	92,159	2,858	—	101,317

Credit facility	—	228,000	—	—	228,000
Senior notes, net	300,116	—	—	—	300,116
Deferred income taxes	—	2,089	—	—	2,089
Asset retirement obligation	—	44,379	3,050	—	47,429
Derivative instruments	—	39,722	—	—	39,722
Other long-term liabilities	—	2,237	—	—	2,237
Total liabilities	306,416	408,586	5,908	—	720,910
Equity:
Partners' equity	1,208,963	1,243,910	30,941	(1,275,011)	1,208,803
Noncontrolling interest	—	—	—	454	454
Total equity	1,208,963	1,243,910	30,941	(1,274,557)	1,209,257

Total liabilities and equity	$1,515,379	$1,652,496	$36,849	$(1,274,557)	$1,930,167

INDEX

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$—	$85,817	$8,925	$—	$94,742
Gain on commodity derivative instruments, net	—	46,483	—	—	46,483
Other revenue, net	—	1,143	—	—	1,143
Total revenues and other income items	—	133,443	8,925	—	142,368
Operating costs and expenses:
Operating costs	—	34,296	1,912	—	36,208
Depletion, depreciation and amortization	100	24,307	618	—	25,025
General and administrative expenses	14	11,641	1	—	11,656
Loss on sale of assets	—	40	—	—	40
Total operating costs and expenses	114	70,284	2,531	—	72,929

Operating income (loss)	(114)	63,159	6,394	—	69,439

Interest expense, net of capitalized interest	6,844	2,236	—	—	9,080
Loss on interest rate swaps	—	2,220	—	—	2,220
Income (loss) before taxes	(6,958)	58,703	6,394	—	58,139

Income tax expense	—	616	—	—	616

Net income (loss) before equity earnings	(6,958)	58,087	6,394	—	57,523

Equity in earnings of subsidiaries	64,418	6,331	—	(70,749)	—

Net income	57,460	64,418	6,394	(70,749)	57,523

Less: Net income attributable to noncontrolling interest	—	—	—	(68)	(68)

Net income attributable to the partnership	$57,460	$64,418	$6,394	$(70,817)	$57,455

INDEX

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$—	$76,157	$5,922	$—	$82,079
Gain on commodity derivative instruments, net	—	51,650	—	—	51,650
Other revenue, net	—	487	—	—	487
Total revenues and other income items	—	128,294	5,922	—	134,216
Operating costs and expenses:
Operating costs	(47)	37,190	2,228	—	39,371
Depletion, depreciation and amortization	164	23,037	708	—	23,909
General and administrative expenses	151	9,808	1	—	9,960
Loss on sale of assets	—	381	—	—	381
Total operating costs and expenses	268	70,416	2,937	—	73,621

Operating income (loss)	(268)	57,878	2,985	—	60,595

Interest expense, net	—	4,998	—	—	4,998
Loss on interest rate swaps	—	1,418	—	—	1,418
Other expense, net	—	21	—	—	21
Income (loss) before taxes	(268)	51,441	2,985	—	54,158

Income tax expense	15	545	1	—	561

Net income (loss) before equity earnings	(283)	50,896	2,984	—	53,597

Equity in earnings of subsidiaries	53,852	2,956	—	(56,808)	—

Net income	53,569	53,852	2,984	(56,808)	53,597

Less: Net income attributable to noncontrolling interest	—	—	—	(28)	(28)

Net income attributable to the partnership	$53,569	$53,852	$2,984	$(56,836)	$53,569

INDEX

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$—	$170,873	$16,444	$—	$187,317
Loss on commodity derivative instruments, net	—	(59,694)	—	—	(59,694)
Other revenue, net	—	2,041	—	—	2,041
Total revenues and other income items	—	113,220	16,444	—	129,664
Operating costs and expenses:
Operating costs	—	68,681	4,338	—	73,019
Depletion, depreciation and amortization	205	48,199	1,262	—	49,666
General and administrative expenses	50	24,074	3	—	24,127
Loss on sale of assets	—	54	—	—	54
Total operating costs and expenses	255	141,008	5,603	—	146,866

Operating income (loss)	(255)	(27,788)	10,841	—	(17,202)

Interest expense, net of capitalized interest	13,692	4,808	—	—	18,500
Loss on interest rate swaps	—	1,877	—	—	1,877
Other income, net	—	(2)	(1)	—	(3)
Income (loss) before taxes	(13,947)	(34,471)	10,842	—	(37,576)

Income tax expense (benefit)	(9)	(379)	2	—	(386)

Net income (loss) before equity earnings	(13,938)	(34,092)	10,840	—	(37,190)

Equity in earnings (losses) of subsidiaries	(23,361)	10,731	—	12,630	—

Net income (loss)	(37,299)	(23,361)	10,840	12,630	(37,190)

Less: Net income attributable to noncontrolling interest	—	—	—	(102)	(102)

Net income (loss) attributable to the partnership	$(37,299)	$(23,361)	$10,840	$12,528	$(37,292)

INDEX

Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2010
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$—	$150,656	$11,892	$—	$162,548
Gain on commodity derivative instruments, net	—	103,715	—	—	103,715
Other revenue, net	—	1,119	—	—	1,119
Total revenues and other income items	—	255,490	11,892	—	267,382
Operating costs and expenses:
Operating costs	—	70,242	4,980	—	75,222
Depletion, depreciation and amortization	216	44,490	1,257	—	45,963
General and administrative expenses	293	20,911	13	—	21,217
Loss on sale of assets	—	496	—	—	496
Total operating costs and expenses	509	136,139	6,250	—	142,898

Operating income (loss)	(509)	119,351	5,642	—	124,484

Interest expense, net	—	8,615	—	—	8,615
Loss on interest rate swaps	—	3,661	—	—	3,661
Other income, net	—	(3)	(1)	—	(4)
Income (loss) before taxes	(509)	107,078	5,643	—	112,212

Income tax expense (benefit)	(25)	729	1	—	705

Net income (loss) before equity earnings	(484)	106,349	5,642	—	111,507

Equity in earnings of subsidiaries	111,935	5,586	—	(117,521)	—

Net income	111,451	111,935	5,642	(117,521)	111,507

Less: Net income attributable to noncontrolling interest	—	—	—	(99)	(99)

Net income attributable to the partnership	$111,451	$111,935	$5,642	$(117,620)	$111,408

INDEX

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(37,299)	$(23,361)	$10,840	$12,630	$(37,190)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	205	48,199	1,262	—	49,666
Unit-based compensation expense	—	10,858	—	—	10,858
Unrealized loss on derivative instruments	—	64,175	—	—	64,175
Income from equity affiliates, net	—	159	—	—	159
Equity in (earnings) losses of subsidiaries	23,361	(10,731)	—	(12,630)	—
Deferred income taxes	—	(518)	—	—	(518)
Loss on sale of assets	—	54	—	—	54
Other	685	(929)	—	—	(244)
Changes in net assets and liabilities:
Accounts receivable and other assets	—	4,505	(334)	—	4,171
Inventory	—	(21)	—	—	(21)
Net change in related party receivables and payables	—	1,713	—	—	1,713
Accounts payable and other liabilities	(814)	(4,479)	(13)	—	(5,306)
Net cash provided by (used in) operating activities	(13,862)	89,624	11,755	—	87,517
Cash flows from investing activities
Capital expenditures	—	(36,332)	1,196	—	(35,136)
Proceeds from sale of assets	—	110	—	—	110
Net cash provided by (used in) investing activities	—	(36,222)	1,196	—	(35,026)
Cash flows from financing activities
Issuance of common units	100,204	—	—	—	100,204
Distributions	(49,470)	—	—	—	(49,470)
Proceeds from issuance of long-term debt	—	133,500	—	—	133,500
Repayments of long-term debt	—	(234,500)	—	—	(234,500)
Change in book overdraft	—	5	—	—	5
Long-term debt issuance costs	(69)	(3,044)	—	—	(3,113)
Intercompany activity	(36,854)	49,409	(12,555)	—	—
Net cash provided by (used in) financing activities	13,811	(54,630)	(12,555)	—	(53,374)

Increase (decrease) in cash	(51)	(1,228)	396	—	(883)
Cash beginning of period	70	1,836	1,724	—	3,630
Cash end of period	$19	$608	$2,120	$—	$2,747

INDEX

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Cash flows from operating activities
Net income	$111,451	$111,935	$5,642	$(117,521)	$111,507
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	216	44,490	1,257	—	45,963
Unit-based compensation expense	—	9,839	—	—	9,839
Unrealized gain on derivative instruments	—	(75,291)	—	—	(75,291)
Income from equity affiliates, net	—	302	—	—	302
Equity in earnings of subsidiaries	(111,935)	(5,586)	—	117,521	—
Deferred income taxes	—	622	—	—	622
Amortization of intangibles	—	247	—	—	247
Loss on sale of assets	—	496	—	—	496
Other	—	1,757	—	—	1,757
Changes in net assets and liabilities:
Accounts receivable and other assets	3,000	4,220	670	—	7,890
Inventory	—	3,909	—	—	3,909
Net change in related party receivables and payables	(13,000)	(377)	—	—	(13,377)
Accounts payable and other liabilities	—	(12,596)	(204)	—	(12,800)
Net cash provided by (used in) operating activities	(10,268)	83,967	7,365	—	81,064
Cash flows from investing activities
Capital expenditures	—	(24,664)	(333)	—	(24,997)
Proceeds from sale of assets	—	225	—	—	225
Property acquisitions	—	(1,550)	—	—	(1,550)
Net cash used in investing activities	—	(25,989)	(333)	—	(26,322)
Cash flows from financing activities
Distributions	(21,312)	—	—	—	(21,312)
Proceeds from issuance of long-term debt	—	622,000	—	—	622,000
Repayments of long-term debt	—	(647,000)	—	—	(647,000)
Change in book overdraft	—	798	—	—	798
Long-term debt issuance costs	—	(11,647)	—	—	(11,647)
Intercompany activity	31,448	(24,760)	(6,688)	—	—
Net cash provided by (used in) financing activities	10,136	(60,609)	(6,688)	—	(57,161)

Increase (decrease) in cash	(132)	(2,631)	344	—	(2,419)
Cash beginning of period	149	4,917	700	—	5,766
Cash end of period	$17	$2,286	$1,044	$—	$3,347

INDEX

8.  Income Taxes

Our deferred income tax liability was $1.6 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively.  The following table presents our income tax expense/benefit for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2011	2010	2011	2010
Federal current tax expense	$98	$18	$126	$147
Deferred federal tax expense (benefit) (a)	514	595	(518)	622
State income tax expense (benefit) (b)	4	(52)	6	(64)
Total income tax expense (benefit)	$616	$561	$(386)	$705

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

Changes in the asset retirement obligation for the period ended June 30, 2011 and the year ended December 31, 2010 are presented in the following table:

	Six Months Ended	Year Ended
Thousands of dollars	June 30, 2011	December 31, 2010
Carrying amount, beginning of period	$47,429	$36,635
Additions	—	509
Liabilities settled in the current period	(2,701)	(1,952)
Revisions (a)	—	9,611
Accretion expense	1,674	2,626
Carrying amount, end of period	$46,402	$47,429

(a) Changes to cost estimates and revisions to reserve life.

INDEX

10.  Partners’ Equity

On February 11, 2011, we sold approximately 4.9 million Common Units at a price to the public of $21.25, resulting in proceeds net of underwriting discount and expenses of $100.2 million, which we used to repay outstanding debt under our credit facility.

During the first six months of 2011, 137,582 Common Units were issued to employees and outside directors pursuant to vested grants under our First Amended and Restated 2006 Long Term Incentive Plan (“LTIP”).

At June 30, 2011 and December 31, 2010, we had 59,039,933 and 53,957,351 Common Units outstanding, respectively.  At June 30, 2011 and December 31, 2010, there were 3,157,385 and 2,576,504, respectively, of units outstanding under our LTIP that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On February 11, 2011, we paid a cash distribution of approximately $22.4 million to our common unitholders of record as of the close of business on February 8, 2011. The distribution that was paid to unitholders was $0.4125 per Common Unit.

On May 13, 2011, we paid a cash distribution of approximately $24.6 million to our common unitholders of record as of the close of business on May 10, 2011. The distribution that was paid to unitholders was $0.4175 per Common Unit.

During the three months and six months ended June 30, 2011, we also paid $1.3 million and $2.5 million in cash at a rate equal to the distributions paid to our unitholders, to holders of outstanding unvested Restricted Phantom Units (“RPUs”), Convertible Phantom Units (“CPUs”) and Directors' units issued in 2011 (“2011 Directors' Units”), issued under our LTIP.

Earnings per Unit

FASB Accounting Standards require use of the “two-class” method of computing earnings per unit for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of common unit and participating security as if all earnings for the period had been distributed.  Unvested restricted unit awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Our unvested RPUs, CPUs and 2011 Directors' Units participate in distributions on an equal basis with Common Units.  Accordingly, the presentation below is prepared on a combined basis and is presented as net income (loss) per common unit.

INDEX

The following is a reconciliation of net income (loss) and weighted average units for calculating basic net income (loss) per common unit and diluted net income (loss) per common unit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands, except per unit amounts	2011	2010	2011	2010

Net income (loss) attributable to the partnership	$57,455	$53,569	$(37,292)	$111,408
Distributions on participating units not expected to vest	1	—	1	—
Net income (loss) attributable to common unitholders and participating securities	$57,456	$53,569	$(37,291)	$111,408

Weighted average number of units used to calculate basic and diluted income per unit:
Common Units	59,040	53,294	57,920	53,294
Participating securities	3,023	3,530	—	3,411
Denominator for basic income per common unit (a)	62,063	56,824	57,920	56,705
Dilutive units (b)	133	136	—	127
Denominator for diluted income per common unit	62,196	56,960	57,920	56,832
Net income (loss) per common unit
Basic	$0.93	$0.94	$(0.64)	$1.96
Diluted	$0.92	$0.94	$(0.64)	$1.96
(a) Basic income per unit is based on the weighted average number of Common Units outstanding plus the weighted average number of potentially issuable RPUs, CPUs and 2011 Directors' Units. The six months ended June 30, 2011 excludes 2,956 of potentially issuable weighted average RPUs, CPUs and 2011 Directors' Units from participating securities, as we were in a loss position.

(b) The three months ended June 30, 2011 and the three months and six months ended June 30, 2010 include dilutive units potentially issuable to directors under compensation plans. The six months ended June 30, 2011 excludes 132 of weighted average anti-dilutive units from the calculation of the denominator for diluted income per common unit.

11.  Noncontrolling Interest

FASB Accounting Standards require that noncontrolling interests be classified as a component of equity and establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

On May 25, 2007, we acquired the limited partner interest (99%) of BEPI from TIFD X-III LLC.  As such, we are fully consolidating the results of BEPI and thus are recognizing a noncontrolling interest representing the book value of the general partner’s interests.  At June 30, 2011 and December 31, 2010, the amount of this noncontrolling interest was $0.4 million and $0.5 million, respectively.  For the three months and six months ended June 30, 2011, we recorded net income attributable to the noncontrolling interest of less than $0.1 million and $0.1 million, respectively, and dividends of less than $0.1 million and $0.1 million, respectively.  For the three months and six months ended June 30, 2010, we recorded net income attributable to the noncontrolling interest of less than $0.1 million and $0.1 million, respectively, and dividends of less than $0.1 million in each period.

12.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months and six months ended June 30, 2011 was $5.4 million and $10.8 million, respectively, and for the three months and six months ended June 30, 2010 was $5.0 million and $9.8 million, respectively.

During the three months and six months ended June 30, 2011, the board of directors of BreitBurn GP, LLC (our “General Partner”) approved the grant of 6,156 and 740,480 RPUs, respectively, to employees of BreitBurn Management under our LTIP.  Our outside directors were issued 2,702 and 46,530 phantom units, respectively, under our LTIP during the three months and six months ended June 30, 2011.  The fair market value of the RPUs granted during 2011 for computing compensation expense under FASB Accounting Standards averaged $21.68 per unit.

INDEX

For the six months ended June 30, 2011, we paid $1.4 million for taxes withheld on RPUs vested during the period.  For the six months ended June 30, 2010, we paid and $0.8 million for taxes withheld on RPUs vested during the period.

For the three months and six months ended June 30, 2011, we paid $1.3 million and $2.5 million, respectively, at a rate equal to the distribution paid to our unitholders, to holders of unvested RPUs and CPUs. For the three months and six months ended June 30, 2010, we paid $1.3 million in cash in each period at a rate equal to the distribution paid to our unitholders, to holders of unvested RPUs and CPUs.

As of June 30, 2011, we had $33.2 million of total unrecognized compensation costs for all outstanding plans.  This amount is expected to be recognized over the period from July 1, 2011 to December 31, 2013. For detailed information on our various compensation plans, see Note 18 to the consolidated financial statements included in our Annual Report.

13.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At June 30, 2011 and December 31, 2010, we had various surety bonds for $16.7 million and $15.1 million, respectively.  At June 30, 2011 and December 31, 2010, we had approximately $0.3 million in letters of credit outstanding.

14.  Subsequent Events

On July 7, 2011, we entered into a crude oil swap contract for 500 Bbl/d for the year 2015 at $101.50 per Bbl. On July 27, 2011 we entered into natural gas swap contracts for 10,000 MMBtu/d and 5,000 MMBtu/d for the year 2014 at $5.33 per MMBtu and $5.34 per MMBtu, respectively. On July 27, 2011 we also entered into natural gas swap contracts for 10,000 MMBtu/d and 5,000 MMBtu/d for the year 2015 at $5.58 per MMBtu and $5.59 per MMBtu, respectively. On August 3, 2011, we entered into natural gas swap contracts for 11,000 MMBtu/d for the years 2012 and 2013 at $4.78 per MMBtu and 5,000 MMBtu/d for the years 2012 through 2015 at $5.115 per MMBtu. On August 5, 2011, we entered into a natural gas swap contract for 10,000 MMBtu/d for October 1, 2011 to December 31, 2011 at $4.12 per MMBtu.

On July 8, 2011, Quicksilver sold 0.6 million Common Units at a price to the public of $19.78 per Common Unit. This sale resulted in Quicksilver's ownership percentage being reduced from 14.6% to 13.6%.

On July 26, 2011, we entered into an agreement to acquire natural gas and oil properties located primarily in the Evanston and Green River Basins of Southwest Wyoming for approximately $285 million in cash, subject to customary purchase price adjustments. These properties are 95% natural gas. We expect to close the acquisition in the fourth quarter of 2011. The acquisition is subject to customary closing conditions and the execution and delivery of a transition services agreement. Concurrent with the execution of the acquisition agreement, we paid a $14.3 million deposit to the seller, which deposit is to be applied toward the cash consideration due at closing.

On July 27, 2011, we announced a cash distribution to unitholders for the second quarter of 2011 at the rate of $0.4225 per Common Unit, to be paid on August 12, 2011.

On July 28, 2011, we completed the acquisition of crude oil properties in Niobrara County, Wyoming for $58.1 million with an effective date of July 1, 2011. The properties currently produce approximately 500 Boe/day and are 100% oil.

On August 3, 2011, we entered into the Third Amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement, which permits us to hedge oil and gas volumes for properties for which we have entered into a purchase agreement prior to closing the transaction. The Third Amendment also provides that such hedges must be terminated in the event that the acquisition does not close within 90 days of the execution of such purchase agreement.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) and the consolidated financial statements and related notes therein.  Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A “—Risk Factors” of this report, Part II—Item 1A “—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, the “Cautionary Statement Regarding Forward Looking Information” in this report and in our Annual Report and Part I—Item 1A “—Risk Factors” of our Annual Report.

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

Quarterly Highlights

On May 13, 2011, we paid a cash distribution to unitholders for the first quarter of 2011 at the rate of $0.4175 per Common Unit. On July 27, 2011, we announced a cash distribution to unitholders for the second quarter of 2011 at the rate of $0.4225 per Common Unit, to be paid on August 12, 2011.

Our first horizontal well in the Raccoon Point Field in Florida came on production in May 2010, and our second well in the same field came on production in early January 2011. A third well in the field was spud in late December 2010 and came on full production during the second quarter of 2011. A fourth well in the field was spud in late March 2011 and came on full production in late June 2011.  A fifth well is currently being drilled, and is expected to come on production early in the fourth quarter of 2011.

On July 26, 2011, we entered into an agreement to acquire natural gas and oil properties located primarily in the Evanston and Green River Basins of Southwest Wyoming for approximately $285 million in cash, subject to customary purchase price adjustments. These properties are 95% natural gas. We expect to close the acquisition in the fourth quarter of 2011. The acquisition is subject to customary closing conditions and the execution and delivery of a transition services agreement. Concurrent with the execution of the acquisition agreement, we paid a $14.3 million deposit to the seller, which deposit is to be applied toward the cash consideration due at closing.

On July 28, 2011, we completed the acquisition of crude oil properties in Niobrara County, Wyoming for $58.1 million with an effective date of July 1, 2011. The properties currently produce approximately 500 Boe/day and are 100% oil.

INDEX

On May 9, 2011, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”), which increased our borrowing base to $735 million and extended the maturity date to May 9, 2016. The Second Amendment also revised certain covenants in the credit facility, which included: eliminating the interest coverage ratio and the “borrowing base availability” test (applied prior to making distributions to unitholders or making other restricted payments); increasing the maximum leverage coverage ratio to 4.00 to 1.00 from 3.75 to 1.00; increasing our ability to incur or guaranty an additional $350 million of unsecured senior notes (subject to our borrowing base being reduced by 25% of the original stated principal amount of such new debt), and adjusting the pricing grid by decreasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) by 25 basis points.

On August 3, 2011, we entered into the Third Amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement, which permits us to hedge oil and gas volumes for properties for which we have entered into a purchase agreement prior to closing the transaction. The Third Amendment also provides that such hedges must be terminated in the event that the acquisition does not close within 90 days of the execution of such purchase agreement.

Operational Focus and Capital Expenditures

 In the first six months of 2011, our oil and natural gas capital expenditures totaled $37.1 million, compared to approximately $28 million in the first six months of 2010.  We spent approximately $18.6 million in Florida, $11.5 million in Michigan, Indiana and Kentucky, $4.1 million in Wyoming and $2.9 million in California.  In the first six months of 2011, we drilled and completed two wells in Florida and completed two optimization projects in California and one optimization project in Wyoming.  We also drilled and completed seven wells, recompleted 17 wells, and completed two facility optimization projects in Michigan, and completed one facility optimization project in Indiana in the first six months of 2011.

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

Commodity Prices

In the second quarter of 2011, the WTI spot price averaged $102 per barrel, compared with approximately $78 per barrel in the second quarter of 2010.  In the first six months of 2011, the WTI spot price averaged $98 per barrel, compared with approximately $78 per barrel a year earlier.  The average WTI spot price in July 2011 was approximately $97 per barrel.  In 2010, the WTI spot price averaged approximately $79 per barrel.

In the second quarter of 2011, the NYMEX wholesale natural gas price averaged $4.38 per MMBtu compared with approximately $4.35 per MMBtu in the second quarter of 2010.  In the first six months of 2011, the NYMEX wholesale natural gas price averaged $4.29 per MMBtu, compared with approximately $4.67 per MMBtu a year earlier. The average NYMEX wholesale natural gas price in July 2011 was approximately $4.35 per MMBtu.  In 2010, the NYMEX wholesale natural gas price averaged $4.38 per MMBtu and ranged from a low of $3.29 per MMBtu to a high of $6.01 per MMBtu.

INDEX

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
Thousands of dollars, except as indicated	2011	2010	Decrease	%	2011	2010	Decrease	%
Total production (MBoe)	1,662	1,663	(1)	—%	3,291	3,258	33	1%
Oil and NGL (MBoe)	782	812	(30)	(4)%	1,555	1,539	16	1%
Natural gas (MMcf)	5,277	5,106	171	3%	10,415	10,313	102	1%
Average daily production (Boe/d)	18,265	18,270	(5)	—%	18,182	17,998	184	1%
Sales volumes (MBoe)	1,621	1,725	(104)	(6)%	3,303	3,319	(16)	—%

Average realized sales price (per Boe) (a) (b)	$57.29	$58.30	$(1.01)	(2)%	$58.05	$58.23	$(0.18)	—%
Oil and NGL (per Boe) (a) (b)	79.48	69.99	9.49	14%	76.49	71.26	5.23	7%
Natural gas (per Mcf) (a)	6.42	7.70	(1.28)	(17)%	6.89	7.68	(0.79)	(10)%

Oil, natural gas and NGL sales (c)	$94,742	$82,079	$12,663	15%	$187,317	$162,548	$24,769	15%
Realized gain (loss) on commodity derivative instruments	(1,751)	18,435	(20,186)	(109)%	4,692	30,581	(25,889)	(85)%
Unrealized gain (loss) on commodity derivative instruments	48,234	33,215	15,019	45%	(64,386)	73,134	(137,520)	(188)%
Other revenues, net	1,143	487	656	135%	2,041	1,119	922	82%
Total revenues	142,368	134,216	8,152	6%	129,664	267,382	(137,718)	(52)%

Lease operating expenses and processing fees	30,595	29,627	968	3%	58,080	60,118	(2,038)	(3)%
Production and property taxes (d)	6,195	4,224	1,971	47%	11,964	9,803	2,161	22%
Total lease operating expenses	36,790	33,851	2,939	9%	70,044	69,921	123	—%

Transportation expenses	1,010	1,231	(221)	(18)%	2,433	2,078	355	17%
Purchases and other operating costs	268	74	194	262%	422	126	296	235%
Change in inventory	(1,860)	4,215	(6,075)	(144)%	120	3,097	(2,977)	(96)%
Total operating costs	$36,208	$39,371	$(3,163)	(8)%	$73,019	$75,222	$(2,203)	(3)%

Lease operating expenses pre taxes per Boe (e)	$18.41	$17.82	$0.59	3%	$17.65	$18.45	$(0.80)	(4)%
Production and property taxes per Boe	3.73	2.54	1.19	47%	3.64	3.01	0.63	21%
Total lease operating expenses per Boe	22.14	20.36	1.78	9%	21.29	21.46	(0.17)	(1)%

Depletion, depreciation and amortization (DD&A)	$25,025	$23,909	$1,116	5%	$49,666	$45,963	$3,703	8%
DD&A per Boe	15.06	14.38	0.68	5%	15.09	14.11	0.98	7%

(a) Includes realized gain (loss) on commodity derivative instruments.
(b) Includes crude oil purchases. 2010 excludes amortization of an intangible asset related to crude oil sales contracts.
(c) The three months and six months ended June 30, 2010 include approximately $123 and $247, respectively, of amortization of an intangible asset related to crude oil sales contracts.
(d) Includes ad valorem and severance taxes.
(e) Includes lease operating expenses, district expenses and processing fees.

INDEX

Comparison of Results for the Three Months and Six Months Ended June 30, 2011 and 2010

The variances in our results were due to the following components:

Production

For the three months ended June 30, 2011, production was nearly flat at 1,662 MBoe compared to 1,663 MBoe for the same period a year ago primarily due to a decrease in Florida oil production offset by an increase in Eastern region natural gas production.

For the six months ended June 30, 2011, production was approximately 33 MBoe higher than the same period a year ago.  The increase in production was primarily due to higher crude oil production from the new Raccoon Point wells in Florida and higher Eastern region natural gas production, partially offset by slightly lower California and Wyoming crude oil production due to natural field declines.

Revenues

Total oil, natural gas liquids (“NGL”) and natural gas sales revenues increased $12.7 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Crude oil and NGL revenues increased $11.3 million due to higher crude oil prices partially offset by lower sales volumes, primarily due to one Florida sale during the three months ended June 30, 2011 compared to two during the three months ended June 30, 2010. Natural gas revenues increased $1.4 million primarily due to higher natural gas prices and higher natural gas sales volumes.

Realized losses from commodity derivative instruments during the three months ended June 30, 2011 were $1.8 million compared to realized gains of $18.4 million during the three months ended June 30, 2010 primarily due to higher commodity prices during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Unrealized gains on commodity derivative instruments during the three months ended June 30, 2011 were $48.2 million compared to unrealized gains of $33.2 million during the three months ended June 30, 2010.  Higher unrealized gains were primarily due to a greater decrease in oil futures prices during the three months ended June 30, 2011 and the effect those prices had on the valuation of our derivative contracts, compared to the decrease in oil futures prices during the three months ended June 30, 2010. Natural gas unrealized losses were lower primarily due to a smaller increase in natural gas prices during the three months ended June 30, 2011 compared to the increase during the three months ended June 30, 2010.

Realized prices for crude oil and NGL, including realized gains and losses on crude oil derivative instruments, increased $9.49 per Boe, or 14%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Realized prices for natural gas, including realized gains and losses on natural gas derivative instruments, decreased $1.28 per Mcf, or 17%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Total oil, NGL and natural gas sales revenues increased $24.8 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Crude oil and NGL revenue increased $28.5 million due to higher crude oil prices partially offset by lower sales volumes. Natural gas revenues decreased $3.7 million primarily due to lower natural gas prices partially offset by slightly higher natural gas sales volumes.

Realized gains from commodity derivative instruments during the six months ended June 30, 2011 were $4.7 million compared to realized gains of $30.6 million during the six months ended June 30, 2010.  Lower realized gains compared to the six months ended June 30, 2010 were primarily due to higher crude oil prices, partially offset by lower natural gas prices.

Unrealized losses on commodity derivative instruments during the six months ended June 30, 2011 were $64.4 million compared to unrealized gains of $73.1 million during the six months ended June 30, 2010.  Unrealized losses during the six months ended June 30, 2011 were primarily due to an increase in commodity futures prices, compared to a decrease in commodity futures prices during the six months ended June 30, 2010.

Realized prices for crude oil and NGL, including realized gains and losses on crude oil derivative instruments, increased $5.23 per Boe, or 7%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Realized prices for natural gas, including realized gains and losses on natural gas derivative instruments, decreased $0.79 per Mcf, or 10%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

INDEX

Lease operating expenses

Pre-tax lease operating expenses, including district expenses and processing fees, for the three months ended June 30, 2011 increased $1.0 million compared to the three months ended June 30, 2010.  On a per Boe basis, pre-tax lease operating expenses were $18.41 per Boe for the three months ended June 30, 2011 compared to $17.82 per Boe for the three months ended June 30, 2010.  The per Boe increase was primarily attributable to higher well services, repairs and maintenance and compressor maintenance costs.

Production and property taxes for the three months ended June 30, 2011 totaled $6.2 million, which was $2.0 million higher than the three months ended June 30, 2010, primarily due to higher crude oil prices during the three months ended June 30, 2011.  On a per Boe basis, production and property taxes for the three months ended June 30, 2011 were $3.73 per Boe, which was 47% higher than the three months ended June 30, 2010.

Pre-tax lease operating expenses, including district expenses and processing fees, for the six months ended June 30, 2011 decreased $2.0 million compared to the six months ended June 30, 2010.  On a per Boe basis, pre-tax lease operating expenses were $17.65 per Boe for the six months ended June 30, 2011 compared to $18.45 per Boe for the six months ended June 30, 2010.  The per Boe decrease was primarily attributable to lower repairs and maintenance in California and higher production.

Production and property taxes for the six months ended June 30, 2011 totaled $12.0 million, which was $2.2 million higher than the six months ended June 30, 2010, primarily due to higher crude oil prices and higher production during the six months ended June 30, 2011.  On a per Boe basis, production and property taxes for the six months ended June 30, 2011 were $3.64 per Boe, which was 21% higher than the six months ended June 30, 2010.

Transportation expenses

In Florida, our crude oil sales are transported from the field by trucks and pipeline and then transported by barge to the sale point.  Transportation costs incurred in connection with such operations are reflected in operating costs on the consolidated statements of operations.

During the three months ended June 30, 2011 and 2010, transportation costs totaled $1.0 million and $1.2 million, respectively.  The decrease in transportation costs was primarily due to one Florida sale during the three months ended June 30, 2011 compared to two during the three months ended June 30, 2010, partially offset by higher transportation costs per sale, driven by higher crude oil prices.

During the six months ended June 30, 2011 and 2010, transportation costs totaled $2.4 million and $2.1 million, respectively.  The increase in transportation costs was primarily due to higher crude oil prices during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

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

For the three months ended June 30, 2011 and 2010, the change in inventory account amounted to a credit of $1.9 million and a charge of $4.2 million, respectively.  The credit to inventory during the three months ended June 30, 2011 reflected the higher amount of barrels produced than sold during the period and the charge to inventory during the three months ended June 30, 2010 reflected the higher amount of barrels sold than produced, due to the timing of Florida sales.

For the six months ended June 30, 2011 and 2010, the change in inventory account amounted to a charge of $0.1 million and $3.1 million, respectively.  The charges to inventory during the six months ended June 30, 2011 and 2010 reflected the higher amount of barrels sold than produced during the period.

INDEX

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense (“DD&A”) totaled $25.0 million, or $15.06 per Boe, during the three months ended June 30, 2011, an increase of approximately 5% per Boe from the same period a year ago.  DD&A totaled $49.7 million, or $15.09 per Boe, during the six months ended June 30, 2011, an increase of approximately 7% per Boe from the same period a year ago. The increase in DD&A compared to last year was primarily due to DD&A rate adjustments in 2011 related to lower natural gas reserves reflecting lower natural gas prices and higher Florida rates reflecting investment additions related to the new wells.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $11.7 million and $10.0 million for the three months ended June 30, 2011 and 2010, respectively.  This included $5.4 million and $5.0 million respectively, in non-cash unit-based compensation expense related to employee incentive plans.  The increase in non-cash unit-based compensation expense was primarily due to new awards granted in the first three months of 2011 and the overall increase in the value of the new awards due to the increase in unit price between year end and the grant date.  G&A expenses, excluding non-cash unit-based compensation, were $6.3 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively.  The increase was primarily due to salaries and wages for additional employees.

G&A expenses totaled $24.1 million and $21.2 million for the six months ended June 30, 2011 and 2010, respectively.  This included $10.8 million and $9.8 million respectively, in non-cash unit-based compensation expense related to employee incentive plans. The increase in non-cash unit-based compensation expense was primarily due to new awards granted in the first three months of 2011 and the overall increase in the value of the new awards due to the increase in unit price between year end and the grant date.  G&A expenses, excluding non-cash unit-based compensation, were $13.3 million and $11.4 million for the six months ended June 30, 2011 and 2010, respectively.  The increase was primarily due to salaries and wages for additional employees.

Interest expense, net of amounts capitalized

Our interest expense totaled $9.1 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively.  The increase in interest expense was primarily due to $6.5 million of interest related to the Senior Notes issued in October 2010 and higher amortization of debt issuance costs, partially offset by a lower debt balance under our credit facility.  We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  See Note 3 to the consolidated financial statements within this report for a discussion of our interest rate derivative contracts.  We had realized losses of $1.1 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively, relating to our interest rate derivative contracts.  We had unrealized losses of $1.2 million and unrealized gains of $1.5 million for the three months ended June 30, 2011 and 2010, respectively, relating to our interest rate derivative contracts.

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $8.9 million and $6.9 million for the three months ended June 30, 2011 and 2010, respectively.

Our interest expense totaled $18.5 million and $8.6 million for the six months ended June 30, 2011 and 2010, respectively.  The increase in interest expense was primarily due to $13.0 million of interest related to the Senior Notes issued in October 2010 and higher amortization of debt issuance costs, partially offset by a lower debt balance under our credit facility. We had realized losses of $2.1 million and $5.8 million for the six months ended June 30, 2011 and 2010, respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $0.2 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively, relating to our interest rate derivative contracts.

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $18.0 million and $12.6 million for the six months ended June 30, 2011 and 2010, respectively.

Credit and Counterparty Risk

Our derivative financial instruments are exposed to credit risk from counterparties.  See Note 3 to the consolidated financial statements within this report for a discussion of our derivative contracts and counterparties.

INDEX

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Our primary uses of cash have been for our operating expenses, capital expenditures, cash distributions to unitholders and unit repurchase transactions.  To fund certain acquisition transactions, we have also accessed the private placement markets and have issued equity as partial consideration for the acquisition of oil and gas properties.  As market conditions have permitted, we have also engaged in asset sale transactions and equity and debt offerings.  In the future, we intend to access the public and private capital markets to fund certain acquisitions and refinancing transactions.

On July 26, 2011, we entered into an agreement to acquire properties located primarily in the Evanston and Green River Basins in Southwest Wyoming for approximately $285 million in cash, subject to customary purchase price adjustments. We expect to close the acquisition in the fourth quarter of 2011. The acquisition is subject to customary closing conditions and the execution and delivery of a transition services agreement. Concurrent with the execution of the acquisition agreement, we paid a $14.3 million deposit to the seller, which deposit is to be applied toward the cash consideration due at closing. Initially, we expect to fund the transaction with borrowings under our credit facility, and we may subsequently issue equity or debt to increase borrowing availability under our credit facility.

On July 28, 2011, we completed the acquisition of crude oil properties in Niobrara County, Wyoming for $58.1 million with an effective date of July 1, 2011.

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

Distributions

On February 11, 2011, we paid a cash distribution to unitholders for the fourth quarter of 2010 at the rate of $0.4125 per Common Unit. On May 13, 2011, we paid a cash distribution to unitholders for the first quarter of 2011 at the rate of $0.4175 per Common Unit. On July 27, 2011, we announced a cash distribution to unitholders for the second quarter of 2011 at the rate of $0.4225 per Common Unit, to be paid on August 12, 2011.

Cash Flows

Operating activities.  Our cash flow from operating activities for the six months ended June 30, 2011 was $87.5 million, compared to $81.1 million for the six months ended June 30, 2010. The increase in cash flow from operating activities was primarily due to payment of a $13.0 million payable to Quicksilver relating to the settlement of litigation during the six months ended June 30, 2010, partially offset by higher interest on our Senior Notes in 2011.

Investing activities.  Net cash used in investing activities during the six months ended June 30, 2011 and June 30, 2010 was $35.0 million and $26.3 million, respectively, which was predominantly spent on drilling and completions. The increase in cash used in investing activities was primarily due to higher Florida capital expenditures for drilling related to the Raccoon Point wells.

Financing activities.  Net cash used in financing activities for the six months ended June 30, 2011 and June 30, 2010 was $53.4 million and $57.2 million, respectively.  We reduced our outstanding borrowings under our credit facility by approximately $101.0 million in the first six months of 2011. We had total outstanding borrowings, net of unamortized discount on our Senior Notes, of $427.4 million at June 30, 2011 and $528.1 million at December 31, 2010.  The reduction in our outstanding borrowings was primarily due to the use of the $100.2 million of net proceeds from the February 2011 issuance of Common Units to repay outstanding debt under our credit facility. For the six months ended June 30, 2011, we made cash distributions of $49.5 million, borrowed $133.5 million and repaid $234.5 million under our credit facility.  For the six months ended June 30, 2010, we made cash distributions of $21.3 million, borrowed $622.0 million and repaid $647.0 million under our credit facility.

INDEX

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

Credit Agreement

On May 7, 2010, BreitBurn Operating L.P., as borrower, and we and our wholly owned subsidiaries, as guarantors, Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto, entered into the Second Amended and Restated Credit Agreement, a four-year, $1.5 billion revolving credit facility.

On May 9, 2011, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”), which increased our borrowing base to $735 million and extended the maturity date to May 9, 2016. The Second Amendment also revised certain covenants in the credit facility, which included: eliminating the interest coverage ratio and the “borrowing base availability” test (applied prior to making distributions to unitholders or making other restricted payments); increasing the maximum leverage coverage ratio to 4.00 to 1.00 from 3.75 to 1.00; increasing our ability to incur or guaranty an additional $350 million of unsecured senior notes (subject to our borrowing base being reduced by 25% of the original stated principal amount of such new debt), and adjusting the pricing grid by decreasing the applicable margins (as defined in the Second Amended and Restated Credit Agreement) by 25 basis points. As of June 30, 2011 and December 31, 2010, we were in compliance with the credit facility's covenants.
On August 3, 2011, we entered into the Third Amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement, which permits us to hedge oil and gas volumes for properties for which we have entered into a purchase agreement prior to closing the transaction. The Third Amendment also provides that such hedges must be terminated in the event that the acquisition does not close within 90 days of the execution of such purchase agreement.

As of June 30, 2011 and July 31, 2011, we had $127.0 million and $201.0 million, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement. Our next semi-annual borrowing base redetermination is scheduled for October 2011.

As of June 30, 2011, the lending group under the Second Amended and Restated Credit Agreement included 15 banks.  Of the $735 million in total commitments under the credit facility, Wells Fargo Bank National Association held approximately 12.4% of the commitments.  Eleven banks held between 5% and 7.5% of the commitments, including Union Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Houston Branch, BNP Paribas, Citibank, N.A., Royal Bank of Canada, U.S. Bank National Association, Bank of Scotland plc, Barclays Bank PLC, The Royal Bank of Scotland plc and Credit Suisse AG, Cayman Islands Branch, with each of the remaining lenders holding less than 5% of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

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

INDEX

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

Contractual Obligations

Other than the Second Amendment to the Second Amended and Restated Credit Agreement discussed above, we had no material changes to our financial contractual obligations during the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011 and December 31, 2010.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements within this report for a discussion of recently issued accounting pronouncements.

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II—Item 7A in our Annual Report.  Also, see Note 3 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative contracts as of June 30, 2011.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net liability of approximately $30.9 million at June 30, 2011 and a net asset of approximately $33.5 million at December 31, 2010.  At June 30, 2011, a $5.00 per barrel increase or decrease in the price of oil, and a corresponding $1.00 per Mcf change in natural gas would have increased or decreased the net liability of our outstanding oil and gas commodity derivative instruments by approximately $86 million.

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

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $4.6 million and $4.8 million at June 30, 2011 and December 31, 2010, respectively.  With a 1% increase in the LIBOR rate, our net interest rate derivative instrument liability at June 30, 2011 would have decreased by approximately $4 million. With a 1% decrease in the LIBOR rate to a minimum rate of zero, our net liability at June 30, 2011 would have increased by approximately $2 million.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Registration Rights Agreement dated as of November 1, 2007, by and among BreitBurn Energy Partners L.P. and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-33055) filed on November 6, 2007).

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

10.1
Second Amendment to the Second Amended and Restated Credit Agreement dated May 9, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33055) filed on May 10, 2011.

10.2
Asset Purchase Agreement, dated as of July 26, 2011, between Cabot Oil & Gas Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 29, 2011.

10.3*	Third Amendment to the Second Amended and Restated Credit Agreement dated August 3, 2011.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

101††	Interactive Data Files.

*    Filed herewith.
**    Furnished herewith.
††    The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	August 8, 2011	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 8, 2011	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer