Form 10-Q
period 2012-03-31
BreitBurn Energy Partners L.P.
filed 2012-05-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Yes ☐     No ☒

As of May 7, 2012, the registrant had 69,144,046 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion, and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivatives and the oil and natural gas industry; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

Thousands	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$6,380	$5,328
Accounts and other receivables, net	43,840	73,018
Derivative instruments (note 3)	70,027	83,452
Related party receivables (note 4)	2,160	4,245
Inventory (note 5)	9,229	4,724
Prepaid expenses	902	2,053
Total current assets	132,538	172,820
Equity investments	7,337	7,491
Property, plant and equipment
Oil and gas properties	2,599,116	2,583,993
Other assets	13,582	13,431
	2,612,698	2,597,424
Accumulated depletion and depreciation (note 6)	(561,021)	(524,665)
Net property, plant and equipment	2,051,677	2,072,759
Other long-term assets
Derivative instruments (note 3)	40,538	55,337
Other long-term assets	26,530	22,442

Total assets	$2,258,620	$2,330,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$38,275	$33,494
Derivative instruments (note 3)	20,110	8,881
Revenue and royalties payable	18,056	19,641
Salaries and wages payable	5,123	13,655
Accrued liabilities	14,802	14,218
Total current liabilities	96,366	89,889

Credit facility (note 7)	85,000	520,000
Senior notes, net (note 7)	548,665	300,613
Deferred income taxes (note 9)	2,024	2,803
Asset retirement obligation (note 10)	83,801	82,397
Derivative instruments (note 3)	17,063	3,084
Other long-term liabilities	4,835	4,849
Total liabilities	837,754	1,003,635
Commitments and contingencies (note 11)
Equity
Partners' equity (note 12)	1,420,413	1,326,764
Noncontrolling interest (note 13)	453	450
Total equity	1,420,866	1,327,214

Total liabilities and equity	$2,258,620	$2,330,849

Common units issued and outstanding	69,144	59,864

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended
	March 31,
Thousands of dollars, except per unit amounts	2012	2011
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$94,007	$92,575
Loss on commodity derivative instruments, net (note 3)	(36,005)	(106,177)
Other revenue, net	1,145	898
Total revenues and other income items	59,147	(12,704)
Operating costs and expenses
Operating costs	43,261	36,811
Depletion, depreciation and amortization	38,281	24,641
General and administrative expenses	13,674	12,471
Loss on sale of assets	125	14
Total operating costs and expenses	95,341	73,937

Operating loss	(36,194)	(86,641)

Interest expense, net of capitalized interest	13,800	9,420
Loss (gain) on interest rate swaps (note 3)	494	(343)
Other income, net	(4)	(3)

Loss before taxes	(50,484)	(95,715)

Income tax benefit (note 9)	(559)	(1,002)

Net loss	(49,925)	(94,713)

Less: Net income attributable to noncontrolling interest	(45)	(34)

Net loss attributable to the partnership	$(49,970)	$(94,747)

Basic net loss per unit (note 12)	$(0.76)	$(1.67)
Diluted net loss per unit (note 12)	$(0.76)	$(1.67)

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Thousands of dollars	2012	2011
Cash flows from operating activities
Net loss	$(49,925)	$(94,713)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	38,281	24,641
Unit-based compensation expense	5,591	5,437
Unrealized loss on derivative instruments	53,432	111,254
Income from equity affiliates, net	154	(103)
Deferred income taxes	(779)	(1,032)
Loss on sale of assets	125	14
Other	809	257
Changes in net assets and liabilities
Accounts receivable and other assets	30,670	4,462
Inventory	(4,505)	2,446
Net change in related party receivables and payables	2,085	1,789
Accounts payable and other liabilities	(4,639)	(53)
Net cash provided by operating activities	71,299	54,399
Cash flows from investing activities
Capital expenditures	(14,054)	(12,735)
Proceeds from sale of assets	507	—
Net cash used in investing activities	(13,547)	(12,735)
Cash flows from financing activities
Issuance of common units	166,155	100,482
Distributions	(28,130)	(23,559)
Proceeds from long-term debt	310,885	60,500
Repayments of long-term debt	(498,000)	(175,500)
Change in bank overdraft	(2,097)	(1,003)
Debt issuance costs	(5,513)	(37)
Net cash used in financing activities	(56,700)	(39,117)
Increase in cash	1,052	2,547
Cash beginning of period	5,328	3,630
Cash end of period	$6,380	$6,177

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Annual Report").  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at March 31, 2012, our operating results for the three months ended March 31, 2012 and 2011, and our cash flows for the three months ended March 31, 2012 and 2011, have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

2.  Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to improve comparability between US GAAP and International Financial Reporting Standards ("IFRS") fair value measurement and disclosure requirements. This amendment changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements, particularly for Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the fair value measurement and disclosure requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and requires prospective application. The adoption of this ASU, which expanded our fair value disclosures, did not have a material impact on our financial position, results of operations or cash flows.

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

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under FASB Accounting Standards.  Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges for financial reporting purposes and instead we recognize changes in fair value immediately in earnings.

INDEX

We had the following commodity derivative contracts in place at March 31, 2012:

	Year
	2012	2013	2014	2015	2016
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	2,501	2,580	2,000	3,000	500
Average Price ($/Bbl)	$86.58	$87.13	$91.33	$98.90	$93.20
Fixed Price Swaps - IPE Brent
Hedged Volume (Bbl/d)	2,538	3,900	3,500	1,500	—
Average Price ($/Bbl)	$105.43	$97.23	$96.86	$95.53	$—
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	2,426	500	1,000	1,000	—
Average Floor Price ($/Bbl)	$110.00	$77.00	$90.00	$90.00	$—
Average Ceiling Price ($/Bbl)	$145.25	$103.10	$112.00	$113.50	$—
Collars - IPE Brent
Hedged Volume (Bbl/d)	—	—	—	500	500
Average Floor Price ($/Bbl)	$—	$—	$—	$90.00	$90.00
Average Ceiling Price ($/Bbl)	$—	$—	$—	$109.50	$101.25
Total:
Hedged Volume (Bbl/d)	7,465	6,980	6,500	6,000	1,000
Average Price ($/Bbl)	$100.60	$92.05	$94.10	$95.83	$91.60

Gas Positions:
Fixed Price Swaps - Mich Con City-Gate
Hedged Volume (MMBtu/d)	18,928	37,000	7,500	7,500	—
Average Price ($/MMBtu)	$6.97	$6.50	$6.00	$6.00	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	16,000	19,000	23,000	23,000	—
Average Price ($/MMBtu)	$4.88	$4.90	$5.24	$5.41	$—
Collars - Mich Con City-Gate
Hedged Volume (MMBtu/d)	18,929	—	—	—	—
Average Floor Price ($/MMBtu)	$9.00	$—	$—	$—	$—
Average Ceiling Price ($/MMBtu)	$11.24	$—	$—	$—	$—
Total:
Hedged Volume (MMBtu/d)	53,858	56,000	30,500	30,500	—
Average Price ($/MMBtu)	$7.06	$5.96	$5.43	$5.55	$—

Calls - Henry Hub
Hedged Volume (MMBtu/d)	—	30,000	15,000	—	—
Average Price ($/MMBtu)	$—	$8.00	$9.00	$—	$—
Premium ($/MMBtu)	$—	$0.08	$0.12	$—	$—

See Note 15 for a discussion of certain commodity derivative contracts we entered into subsequent to March 31, 2012.

INDEX

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of March 31, 2012, our total debt outstanding under our credit facility was $85.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at March 31, 2012, that fixed rates for the floating LIBOR-base portion of debt under our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
April 1, 2012 to December 20, 2012	$100,000	1.1550%
April 1, 2012 to January 20, 2014	$100,000	2.4800%

Fair Value of Financial Instruments

Fair value of derivative instruments not designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of March 31, 2012
Assets
Current assets - derivative instruments	$2,027	$78,539	$—	$(10,539)	$70,027
Other long-term assets - derivative instruments	443	63,803	—	(23,708)	40,538
Total assets	2,470	142,342	—	(34,247)	110,565

Liabilities
Current liabilities - derivative instruments	(27,964)	—	(2,685)	10,539	(20,110)
Long-term liabilities - derivative instruments	(39,252)	—	(1,519)	23,708	(17,063)
Total liabilities	(67,216)	—	(4,204)	34,247	(37,173)

Net assets (liabilities)	$(64,746)	$142,342	$(4,204)	$—	$73,392

As of December 31, 2011
Assets
Current assets - derivative instruments	$11,795	$73,312	$—	$(1,655)	$83,452
Other long-term assets - derivative instruments	6,032	58,605	—	(9,300)	55,337
Total assets	17,827	131,917	—	(10,955)	138,789

Liabilities
Current liabilities - derivative instruments	(8,032)	—	(2,504)	1,655	(8,881)
Long-term liabilities - derivative instruments	(10,520)	—	(1,864)	9,300	(3,084)
Total liabilities	(18,552)	—	(4,368)	10,955	(11,965)

Net assets (liabilities)	$(725)	$131,917	$(4,368)	$—	$126,824

(a) Represents counterparty netting under derivative netting agreements. These contracts are reflected net on the balance sheet.

INDEX

Gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended March 31, 2012
Realized gain (loss)	$(4,628)	$22,219	$(658)	$16,933
Unrealized gain (loss)	(64,023)	10,427	164	(53,432)
Net gain (loss)	$(68,651)	$32,646	$(494)	$(36,499)

Three Months Ended March 31, 2011
Realized gain (loss)	$(8,623)	$15,066	$(1,023)	$5,420
Unrealized gain (loss)	(96,536)	(16,084)	1,366	(111,254)
Net gain (loss)	$(105,159)	$(1,018)	$343	$(105,834)

(a) Included in loss on commodity derivative instruments, net on the consolidated statements of operations.
(b) Included in loss (gain) on interest rate swaps on the consolidated statements of operations.

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over the counter ("OTC") commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of March 31, 2012 and December 31, 2011, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months ended March 31, 2012 and March 31, 2011. Our policy is to recognize transfers between levels as of the end of the period.

Our Treasury/Risk Management group calculates the fair value of our commodity and interest rate swaps and options.  We compare these fair value amounts to the fair value amounts we receive from counterparties on a monthly basis.  Any differences are resolved and any required changes are recorded prior to the issuance of our financial statements.

The model we utilize to calculate the fair value of our commodity derivative instruments is a standard option pricing model.  Inputs to the option pricing models include fixed monthly commodity strike prices and volumes from each specific contract, commodity prices from commodity forward price curves, volatility, interest rate factors and time to expiry.  Model inputs are obtained from our counterparties and third party data providers and are verified to published data where available (e.g., NYMEX).  Additional inputs to our Level 3 derivatives include option volatility, forward commodity prices and risk-free interest rates for present value discounting.  We use the standard swap contract valuation method to value our interest rate derivatives, and inputs include LIBOR forward interest rates, one-month LIBOR rates and risk-free interest rates for present value discounting.

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

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of March 31, 2012
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$—	$40,841	$36,755	$77,596
Other derivatives (interest rate swaps)	—	(4,204)	—	(4,204)
Total	$—	$36,637	$36,755	$73,392

As of December 31, 2011
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$—	$85,634	$45,558	$131,192
Other derivatives (interest rate swaps)	—	(4,368)	—	(4,368)
Total	$—	$81,266	$45,558	$126,824

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended
	March 31,
Thousands of dollars	2012	2011
Assets:
Beginning balance	$45,558	$86,253
Realized gain (a)	12,610	4,725
Unrealized loss (a)	(21,413)	(21,907)
Ending balance	$36,755	$69,071

(a) Included in loss on commodity derivative instruments, net on the consolidated statements of operations.

During the periods presented, we had no changes in the fair value of our derivative instruments classified as Level 3 related to purchases, sales, issuances or settlements.

INDEX

For Level 3 derivatives measured at fair value on a recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	March 31, 2012	Technique	Unobservable Input	Range
Oil Collars	$5,173	Option Pricing Model	Oil forward commodity prices	$92.39/Bbl - $122.49/Bbl
			Oil volatility	21.78% -27.4%
Natural Gas Collars	32,892	Option Pricing Model	Gas forward commodity prices	$2.13/MMBtu - $4.79/MMBtu
Natural Gas Calls	(1,310)		Gas volatility	21.65%-48.43%
Total	36,755	Option Pricing Model	Risk-free interest rates	0.40% - 0.99%
			Counterparty credit risk	0.84% - 2.90%
			Own credit risk	5%

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of March 31, 2012, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, U.S Bank National Association and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2012, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of March 31, 2012, our largest derivative asset balances were with JP Morgan Chase Bank N.A., Union Bank N.A and Wells Fargo Bank National Association, which accounted for approximately 32%, 17% and 11% of our derivative asset balances, respectively.  As of March 31, 2012, our largest derivative liability balances were with BNP Paribas, Citibank, N.A. and Wells Fargo Bank National Association, which accounted for approximately 32%, 25% and 21% of our derivative liability balances, respectively.

4.  Related Party Transactions

BreitBurn Management Company, LLC ("BreitBurn Management"), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also provides administrative services to Pacific Coast Energy Company L.P., formerly named BreitBurn Energy Company L.P. ("PCEC"), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the first three months of 2012, the monthly fee paid by PCEC for indirect expenses was $571,000.

At March 31, 2012 and December 31, 2011, we had current receivables of $1.2 million and $2.8 million, respectively, due from PCEC related to the administrative services agreement, employee related costs and oil and gas sales made by PCEC on our behalf from certain properties.  For the three months ended March 31, 2012 and 2011, the monthly charges to PCEC for indirect expenses totaled $1.7 million and $1.4 million, respectively, and charges for direct expenses including direct payroll and administrative costs totaled $2.0 million and $1.8 million, respectively.  For the three months ended March 31, 2012 and 2011, total oil and gas sales made by PCEC on our behalf were approximately $3.0 million and $3.5 million, respectively.

At March 31, 2012 and December 31, 2011, we had receivables of $1.0 million and $1.4 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

INDEX

See Note 15 for a discussion of certain related party transaction subsequent to March 31, 2012.

5.  Inventory

Our crude oil inventory from our Florida operations was $9.2 million at March 31, 2012 and $4.7 million at December 31, 2011.  In the three months ended March 31, 2012, we sold 111 gross MBbls and produced 215 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

6.  Impairments

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

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles, and the outlook for market supply and demand conditions for crude oil and natural gas. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves, and are forecast using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2.5% per year. For impairment charges, the associated property’s expected future net cash flows are discounted using a rate of approximately 10%. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

During the three months ended March 31, 2012, we recorded impairments of approximately $8.3 million related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to decreases in natural gas prices. During the year ended December 31, 2011, we recorded impairments of approximately $0.6 million related to uneconomic proved properties in Michigan primarily due to a decrease in natural gas prices.

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

7.  Long-Term Debt

Senior Notes Due 2020

On October 6, 2010, we and BreitBurn Finance Corporation (the "Issuers"), and certain of our subsidiaries as guarantors (the "Guarantors"), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the "2020 Senior Notes"). The 2020 Senior Notes were offered at a discount price of 98.358%, or $300 million. The $5 million discount is being amortized over the life of the 2020 Senior Notes. As of March 31, 2012, the 2020 Senior Notes had a carrying value of $300.7 million, net of unamortized discount of $4.3 million. Interest on the 2020 Senior Notes is payable twice a year in April and October.

As of March 31, 2012, the fair value of the 2020 Senior Notes was estimated to be $324.8 million, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

INDEX

Senior Notes Due 2022

On January 10, 2012, the Issuers, and certain of our subsidiaries as Guarantors, issued $250 million in aggregate principal amount of 7.875% Senior Notes due 2022 (the "2022 Senior Notes") which were purchased by the initial purchasers as defined in the purchase agreement ("Initial Purchasers"). The 2022 Senior Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or any state securities laws, and unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The 2022 Senior Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

The 2022 Senior Notes were issued at a discount of 99.154%, or $247.9 million. The $2.1 million discount will be amortized over the life of the 2022 Senior Notes. In connection with the 2022 Senior Notes, our estimated financing fees and expenses were approximately $5.6 million, which will be amortized over the life of the 2022 Senior Notes.

In connection with the issuance of the 2022 Senior Notes, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Guarantors and Initial Purchasers. Under the Registration Rights Agreement, the Issuers and the Guarantors agreed to cause to be filed with the Securities and Exchange Commission ("SEC") a registration statement with respect to an offer to exchange the senior notes for substantially identical notes that are registered under the Securities Act. The Issuers and the Guarantors agreed to use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Issuers and the Guarantors agreed to use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 400 days after January 13, 2012.  If the offer to exchange is not completed on or before the 400th day following January 13, 2012, the annual interest rate borne by the notes will increase by 1% per annum until the exchange offer is completed.

As of March 31, 2012, the 2022 Senior Notes had a carrying value of $247.9 million, net of unamortized discount of $2.1 million. Interest on the 2022 Senior Notes is payable twice a year in April and October. As of March 31, 2012, the fair value of the 2022 Senior Notes was estimated to be $254.4 million, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

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

The events that constitute an Event of Default (as defined in the Second Amended and Restated Credit Agreement) include: payment defaults, misrepresentations; breaches of covenants, cross-default and cross-acceleration to certain other indebtedness, adverse judgments against us in excess of a specified amount, changes in management or control, loss of permits, certain insolvency events and assertion of certain environmental claims.

As of March 31, 2012 and December 31, 2011, we were in compliance with the credit facility's covenants.

In October 2011, our semi-annual borrowing base redetermination resulted in our borrowing base being set at $850 million. In January 2012, in connection with the issuance of the 2022 Senior Notes, our borrowing base was automatically reduced to $787.5 million in accordance with the terms of our credit facility. See Note 15 herein for a discussion of our April

INDEX

2012 borrowing base redetermination. Our next semi-annual borrowing base redetermination is scheduled for October 2012.

As of March 31, 2012 and December 31, 2011, we had $85 million and $520 million, respectively, in indebtedness outstanding under our credit facility. At March 31, 2012, the 1-month LIBOR interest rate plus an applicable spread was 2.000% on the 1-month LIBOR portion of $82 million and the Prime interest rate plus an applicable spread was 4.000% on the Prime portion of $3.0 million.

The amounts reported on our consolidated balance sheets for our credit facility debt approximate fair value due to the variable nature of our interest rates. Our credit facility can be repaid at any time without penalty. Interest is generally fixed for 30-day increments at LIBOR plus a stipulated margin for the amount utilized and at a stipulated percentage as a commitment fee for the portion not utilized or fixed daily at the Prime rate plus a stipulated margin. We use a market approach to ensure the terms of our credit facility are in line with market rates for similar credit facilities, which are considered to be Level 2 inputs.

Our interest and other financing costs, as reflected in interest expense, net of capitalized interest on the consolidated statements of operations, are detailed in the following table:

	Three Months Ended
	March 31,
Thousands of dollars	2012	2011
Credit agreement (including commitment fees)	$1,760	$1,690
Senior notes	10,788	6,503
Amortization of discount and deferred issuance costs	1,252	1,304
Capitalized interest	—	(77)
Total	$13,800	$9,420

8. Condensed Consolidating Financial Statements

Given that certain, but not all, of our subsidiaries have issued full, unconditional and joint and several guarantees of our senior notes, in accordance with Rule 3-10(d) of Regulation S-X, the following presents condensed consolidating financial information as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011 on a parent/co-issuer, guarantor subsidiaries, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Such subsidiary guarantees may be released under certain circumstances including the sale of the subsidiary or its assets. All subsidiaries are reflected on an equity method basis. Eliminating entries presented are necessary to combine the parent/co-issuer, guarantor subsidiaries and non-guarantor subsidiaries. For purposes of the following tables, we and BreitBurn Finance Corporation are referred to as "Parent/Co-Issuer" and the "Guarantor Subsidiaries" are all of our subsidiaries other than BreitBurn Energy Partners I, L.P. ("BEPI") and BreitBurn Collingwood Utica LLC (together the "Non-Guarantor Subsidiaries").

INDEX

Condensed Consolidating Balance Sheets

	As of March 31, 2012
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash	$—	$2,362	$4,018	$—	$6,380
Accounts and other receivables, net	—	41,710	2,130	—	43,840
Derivative instruments	—	70,027	—	—	70,027
Related party receivables	—	2,160	—	—	2,160
Inventory	—	9,229	—	—	9,229
Prepaid expenses	—	902	—	—	902
Total current assets	—	126,390	6,148	—	132,538
Investments in subsidiaries	1,344,581	34,284	—	(1,378,865)	—
Intercompany receivables (payables)	621,259	(620,409)	(850)	—	—
Equity investments	—	7,337	—	—	7,337
Property, plant and equipment
Oil and gas properties	8,467	2,536,807	53,842	—	2,599,116
Other assets	—	13,582	—	—	13,582
	8,467	2,550,389	53,842	—	2,612,698
Accumulated depletion and depreciation	(1,554)	(544,565)	(14,902)	—	(561,021)
Net property, plant and equipment	6,913	2,005,824	38,940	—	2,051,677
Other long-term assets
Derivative instruments	—	40,538	—	—	40,538
Other long-term assets	13,010	13,444	76	—	26,530
Total assets	$1,985,763	$1,607,408	$44,314	$(1,378,865)	$2,258,620

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$16,562	$20,538	$1,175	$—	$38,275
Derivative instruments	—	20,110	—	—	20,110
Revenue and royalties payable	—	16,314	1,742	—	18,056
Salaries and wages payable	—	5,123	—	—	5,123
Accrued liabilities	—	14,062	740	—	14,802
Total current liabilities	16,562	76,147	3,657	—	96,366
Credit facility	—	85,000	—	—	85,000
Senior notes, net	548,665	—	—	—	548,665
Deferred income taxes	—	2,024	—	—	2,024
Asset retirement obligation	—	77,758	6,043	—	83,801
Derivative instruments	—	17,063	—	—	17,063
Other long-term liabilities	—	4,835	—	—	4,835
Total liabilities	565,227	262,827	9,700	—	837,754
Equity
Partners' equity	1,420,536	1,344,581	34,614	(1,379,318)	1,420,413
Noncontrolling interest	—	—	—	453	453
Total equity	1,420,536	1,344,581	34,614	(1,378,865)	1,420,866

Total liabilities and equity	$1,985,763	$1,607,408	$44,314	$(1,378,865)	$2,258,620

INDEX

Condensed Consolidating Balance Sheets

	As of December 31, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash	$61	$1,952	$3,315	$—	$5,328
Accounts and other receivables, net	10,363	60,519	2,136	—	73,018
Derivative instruments	—	83,452	—	—	83,452
Related party receivables	—	4,245	—	—	4,245
Inventory	—	4,724	—	—	4,724
Prepaid expenses	—	2,053	—	—	2,053
Total current assets	10,424	156,945	5,451	—	172,820
Investments in subsidiaries	1,382,929	30,809	—	(1,413,738)	—
Intercompany receivables (payables)	225,129	(221,324)	(3,805)	—	—
Equity investments	—	7,491	—	—	7,491
Property, plant and equipment
Oil and gas properties	8,467	2,521,908	53,618	—	2,583,993
Other assets	—	13,431	—	—	13,431
	8,467	2,535,339	53,618	—	2,597,424
Accumulated depletion and depreciation	(1,424)	(509,034)	(14,207)	—	(524,665)
Net property, plant and equipment	7,043	2,026,305	39,411	—	2,072,759
Other long-term assets
Derivative instruments	—	55,337	—	—	55,337
Other long-term assets	7,855	14,511	76	—	22,442
Total assets	$1,633,380	$2,070,074	$41,133	$(1,413,738)	$2,330,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,845	$25,764	$1,885	$—	$33,494
Derivative instruments	—	8,881	—	—	8,881
Revenue and royalties payable	—	17,961	1,680	—	19,641
Salaries and wages payable	—	13,655	—	—	13,655
Accrued liabilities	—	13,683	535	—	14,218
Total current liabilities	5,845	79,944	4,100	—	89,889
Credit facility	—	520,000	—	—	520,000
Senior notes, net	300,613	—	—	—	300,613
Deferred income taxes	—	2,803	—	—	2,803
Asset retirement obligation	—	76,465	5,932	—	82,397
Derivative instruments	—	3,084	—	—	3,084
Other long-term liabilities	—	4,849	—	—	4,849
Total liabilities	306,458	687,145	10,032	—	1,003,635
Equity
Partners' equity	1,326,922	1,382,929	31,101	(1,414,188)	1,326,764
Noncontrolling interest	—	—	—	450	450
Total equity	1,326,922	1,382,929	31,101	(1,413,738)	1,327,214

Total liabilities and equity	$1,633,380	$2,070,074	$41,133	$(1,413,738)	$2,330,849

INDEX

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2012
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues and other income items
Oil, natural gas and natural gas liquid sales	$—	$85,629	$8,378	$—	$94,007
Loss on commodity derivative instruments, net	—	(36,005)	—	—	(36,005)
Other revenue, net	—	1,145	—	—	1,145
Total revenues and other income items	—	50,769	8,378	—	59,147
Operating costs and expenses
Operating costs	—	40,686	2,575	—	43,261
Depletion, depreciation and amortization	130	37,344	807	—	38,281
General and administrative expenses	228	13,444	2	—	13,674
Loss on sale of assets	—	125	—	—	125
Total operating costs and expenses	358	91,599	3,384	—	95,341

Operating income (loss)	(358)	(40,830)	4,994	—	(36,194)

Interest and other financing costs, net	11,286	2,514	—	—	13,800
Loss on interest rate swaps	—	494	—	—	494
Other income, net	—	(1)	(3)	—	(4)

Income (loss) before taxes	(11,644)	(43,837)	4,997	—	(50,484)

Income tax expense (benefit)	11	(572)	2	—	(559)

Net income (loss) before equity earnings	(11,655)	(43,265)	4,995	—	(49,925)

Equity in earnings (losses) of subsidiaries	(38,319)	4,946	—	33,373	—

Net income (loss)	(49,974)	(38,319)	4,995	33,373	(49,925)

Less: Net income attributable to noncontrolling interest	—	—	—	(45)	(45)

Net income (loss) attributable to the partnership	$(49,974)	$(38,319)	$4,995	$33,328	$(49,970)

INDEX

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues and other income items
Oil, natural gas and natural gas liquid sales	$—	$85,056	$7,519	$—	$92,575
Loss on commodity derivative instruments, net	—	(106,177)	—	—	(106,177)
Other revenue, net	—	898	—	—	898
Total revenues and other income items	—	(20,223)	7,519	—	(12,704)
Operating costs and expenses
Operating costs	—	34,385	2,426	—	36,811
Depletion, depreciation and amortization	105	23,892	644	—	24,641
General and administrative expenses	36	12,433	2	—	12,471
Loss on sale of assets	—	14	—	—	14
Total operating costs and expenses	141	70,724	3,072	—	73,937

Operating income (loss)	(141)	(90,947)	4,447	—	(86,641)

Interest expense, net of capitalized interest	6,848	2,572	—	—	9,420
Gain on interest rate swaps	—	(343)	—	—	(343)
Other income, net	—	(2)	(1)	—	(3)

Income (loss) before taxes	(6,989)	(93,174)	4,448	—	(95,715)

Income tax expense (benefit)	(9)	(995)	2	—	(1,002)

Net income (loss) before equity earnings	(6,980)	(92,179)	4,446	—	(94,713)

Equity in earnings (losses) of subsidiaries	(87,779)	4,400	—	83,379	—

Net income (loss)	(94,759)	(87,779)	4,446	83,379	(94,713)

Less: Net income attributable to noncontrolling interest	—	—	—	(34)	(34)

Net income (loss) attributable to the partnership	$(94,759)	$(87,779)	$4,446	$83,345	$(94,747)

INDEX

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	(49,974)	(38,319)	4,995	33,373	(49,925)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	130	37,344	807	—	38,281
Unit-based compensation expense	—	5,591	—	—	5,591
Unrealized loss on derivative instruments	—	53,432	—	—	53,432
Income from equity affiliates, net	—	154	—	—	154
Equity in (earnings) losses of subsidiaries	38,319	(4,946)	—	(33,373)	—
Deferred income taxes	—	(779)	—	—	(779)
Loss on sale of assets	—	125	—	—	125
Other	499	310	—	—	809
Changes in net assets and liabilities
Accounts receivable and other assets	10,375	20,289	6	—	30,670
Inventory	—	(4,505)	—	—	(4,505)
Net change in related party receivables and payables	—	2,085	—	—	2,085
Accounts payable and other liabilities	10,719	(15,643)	285	—	(4,639)
Net cash provided by operating activities	10,068	55,138	6,093	—	71,299
Cash flows from investing activities
Capital expenditures	—	(13,062)	(992)	—	(14,054)
Proceeds from sale of assets	—	507	—	—	507
Net cash used in investing activities	—	(12,555)	(992)	—	(13,547)
Cash flows from financing activities
Issuance of common units	166,155	—	—	—	166,155
Distributions	(28,130)	—	—	—	(28,130)
Proceeds from long-term debt	247,885	63,000	—	—	310,885
Repayments of long-term debt	—	(498,000)	—	—	(498,000)
Change in bank overdraft	—	(2,097)	—	—	(2,097)
Debt issuance costs	(5,507)	(6)	—	—	(5,513)
Intercompany activity	(390,532)	394,930	(4,398)	—	—
Net cash used in financing activities	(10,129)	(42,173)	(4,398)	—	(56,700)

Increase (decrease) in cash	(61)	410	703	—	1,052
Cash beginning of period	61	1,952	3,315	—	5,328
Cash end of period	—	2,362	4,018	—	6,380

INDEX

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
Thousands of dollars	Parent/ Co-Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(94,759)	$(87,779)	$4,446	$83,379	$(94,713)
Adjustments to reconcile net income to cash flow from operating activities:
Depletion, depreciation and amortization	105	23,892	644	—	24,641
Unit-based compensation expense	—	5,437	—	—	5,437
Unrealized loss on derivative instruments	—	111,254	—	—	111,254
Income from equity affiliates, net	—	(103)	—	—	(103)
Equity in (earnings) losses of subsidiaries	87,779	(4,400)	—	(83,379)	—
Deferred income taxes	—	(1,032)	—	—	(1,032)
Loss on sale of assets	—	14	—	—	14
Other	344	(87)	—	—	257
Changes in net assets and liabilities:		—
Accounts receivable and other assets	—	5,058	(596)	—	4,462
Inventory	—	2,446	—	—	2,446
Net change in related party receivables and payables	—	1,789	—	—	1,789
Accounts payable and other liabilities	6,490	(6,918)	375	—	(53)
Net cash provided by (used in) operating activities	(41)	49,571	4,869	—	54,399
Cash flows from investing activities
Capital expenditures	—	(12,379)	(356)	—	(12,735)
Net cash used in investing activities	—	(12,379)	(356)	—	(12,735)
Cash flows from financing activities
Issuance of units	100,482	—	—	—	100,482
Distributions	(23,559)	—	—	—	(23,559)
Proceeds from long-term debt	—	60,500	—	—	60,500
Repayments of long-term debt	—	(175,500)	—	—	(175,500)
Change in bank overdraft	—	(1,003)	—	—	(1,003)
Debt issuance costs	(18)	(19)	—	—	(37)
Intercompany activity	(76,873)	80,845	(3,972)	—	—
Net cash provided by (used in) financing activities	32	(35,177)	(3,972)	—	(39,117)

Increase (decrease) in cash	(9)	2,015	541	—	2,547
Cash beginning of period	70	1,836	1,724	—	3,630
Cash end of period	$61	$3,851	$2,265	$—	$6,177

INDEX

9.  Income Taxes

Our deferred income tax liability was $2.0 million and $2.8 million at March 31, 2012 and December 31, 2011, respectively.  The following table presents our income tax expense (benefit) for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
Thousands of dollars	2012	2011
Federal income tax expense (benefit)
Current	$176	$28
Deferred (a)	(779)	(1,032)
State income tax expense (b)	44	2
Total	$(559)	$(1,002)

(a) Related to Phoenix Production Company, a tax-paying corporation and our wholly-owned subsidiary.
(b) Primarily in Michigan and California.

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

Changes in the asset retirement obligation for the period ended March 31, 2012 and the year ended December 31, 2011 are presented in the following table:

	Three Months Ended	Year Ended
Thousands of dollars	March 31, 2012	December 31, 2011
Carrying amount, beginning of period	$82,397	$47,429
Acquisitions	—	10,980
Liabilities incurred	398	5,701
Liabilities settled	(443)	(5,301)
Revisions (a)	—	20,005
Accretion expense	1,449	3,583
Carrying amount, end of period	$83,801	$82,397

(a) 2011 revisions are attributable to increased cost estimates and revisions to reserve life.

INDEX

11.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At March 31, 2012 and December 31, 2011, we had surety bonds for $22.2 million and $22.1 million, respectively.  At each of March 31, 2012 and December 31, 2011, we had approximately $0.3 million in letters of credit outstanding.

12.  Partners’ Equity

In February 2012, we sold 9.2 million of our limited partnership units ("Common Units") at a price to the public of $18.80 per Common Unit, resulting in proceeds net of underwriting discount and offering expenses of $166.2 million.

During the first three months of 2012, we issued less than 0.1 million Common Units to outside directors for phantom units and Restricted Phantom Units ("RPUs") that were granted in 2009 and 2011 and vested in January 2012.

At March 31, 2012 and December 31, 2011, we had approximately 69.1 million and 59.9 million Common Units outstanding, respectively.  At March 31, 2012 and December 31, 2011, there were approximately 2.6 million and 1.7 million, respectively, of units outstanding under our Long-term Incentive Plan ("LTIP") that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On February 14, 2012, we paid a cash distribution of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit.

During the three months ended March 31, 2012, we also paid $1.2 million in cash at a rate equal to the distributions paid to our unitholders, to holders of outstanding unvested RPUs and Convertible Phantom Units ("CPUs"), issued under our LTIP.

On February 11, 2011, we paid a cash distribution of approximately $22.4 million to our common unitholders of record as of the close of business on February 8, 2011. The distribution that was paid to unitholders was $0.4125 per Common Unit.

During the three months ended March 31, 2011, we also paid $1.2 million in cash at a rate equal to the distributions paid to our unitholders, to holders of outstanding unvested RPUs and CPUs.

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

INDEX

The following is a reconciliation of net loss attributable to the partnership and weighted average units for calculating basic net loss per common unit and diluted net loss per common unit.

	Three Months Ended
	March 31,
Thousands, except per unit amounts	2012	2011

Net loss attributable to the partnership	$(49,970)	$(94,747)
Distributions on participating units not expected to vest	—	—
Net loss attributable to common unitholders and participating securities	$(49,970)	$(94,747)
Weighted average number of units used to calculate basic and diluted net loss per unit:
Common Units	66,010	56,787
Participating securities (a)	—	—
Denominator for basic earnings per common unit	66,010	56,787
Dilutive units (b)	—	—
Denominator for diluted earnings per common unit	66,010	56,787
Net loss per common unit
Basic	$(0.76)	$(1.67)
Diluted	$(0.76)	$(1.67)

(a) The three months ended March 31, 2012 and 2011 exclude 2,427 and 2,888, respectively, of potentially issuable weighted average RPUs and CPUs from participating securities, as we were in a loss position.
(b) The three months ended March 31, 2012 and 2011 exclude 56 and 131, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit.

13.  Noncontrolling Interest

FASB Accounting Standards require that noncontrolling interests be classified as a component of equity and establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

At March 31, 2012, we owned the limited partner interest (99%) of BEPI.  As such, we are fully consolidating the results of BEPI and are recognizing a noncontrolling interest representing the book value of the general partner’s interests.  BEPI’s general partner interest is held by a wholly owned subsidiary of PCEC. At each of March 31, 2012 and December 31, 2011, the amount of this noncontrolling interest remained unchanged at $0.5 million.

The general partner of BEPI holds a 35% reversionary interest under the existing limited partnership agreement applicable to the properties. This reversionary interest is expected to occur at a defined payout, which is estimated to occur in the second quarter of 2012 based on year-end price and cost projections.

See Note 15 herein for a discussion of the dissolution of BEPI.

14.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months ended March 31, 2012 and March 31, 2011 was $5.6 million and $5.4 million, respectively.

During the three months ended March 31, 2012, the board of directors of BreitBurn GP, LLC (our "General Partner") approved the grant of approximately 0.9 million RPUs to employees of BreitBurn Management under our LTIP.  Our outside directors were issued less than 0.1 million RPUs under our LTIP during the three months ended March 31, 2012.  The fair market value of the RPUs granted during 2012 for computing compensation expense under FASB Accounting Standards averaged $19.63 per unit.

INDEX

During the three months ended March 31, 2012 and 2011, we paid $0 and $1.4 million, respectively, for taxes withheld on RPUs vested during the period.

As of March 31, 2012, we had $33.9 million of total unrecognized compensation costs for all outstanding awards.  This amount is expected to be recognized over the period from April 1, 2012 to December 31, 2014. For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our Annual Report.

15.  Subsequent Events

In April 2012, our borrowing base was redetermined and increased to $850.0 million from $787.5 million.

On April 19, 2012, we announced a cash distribution to unitholders for the first quarter of 2012 at the rate of $0.4550 per Common Unit, to be paid on May 14, 2012 to our common unitholders of record as of the close of business on May 7, 2012.

On April 25, 2012, we entered into an agreement to acquire oil properties located in Park County in the Big Horn Basin of Wyoming for approximately $98 million from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin Energy Corp. ("NiMin"). The properties are 100% oil and produced approximately 600 Boe/d in March 2012. The acquisition is subject to customary closing conditions and purchase price adjustments, as well as approval by NiMin shareholders. The transaction is expected to close within 90 days from April 25, 2012.

Prior to April 1, 2012, we owned the limited partner interest (99%) of BEPI, and we were fully consolidating the results of BEPI and recognizing a noncontrolling interest representing the book value of the general partner's interests.  BEPI's general partner interest was held by PCEC, and PCEC also held a 35% reversionary interest under the limited partnership agreement applicable to the East Coyote and Sawtelle properties, which was expected to result in an increase in PCECs ownership in the properties during the second quarter of 2012.  PCEC operated the Sawtelle and East Coyote Fields until April 1, 2012 for the benefit of itself and the Partnership.  We and PCEC have agreed to dissolve the BEPI partnership and liquidate the properties and assets of the BEPI partnership as of April 1, 2012. As a result of such agreement, effective April 1, 2012, PCEC's ownership interest in both of these fields has increased, and our ownership in both fields is approximately 62.4%. In addition, we have become the operator of both of these fields and will no longer pay an operating fee to PCEC.

On May 8, 2012, BreitBurn Management entered into an amendment to the administrative services agreement with PCEC, pursuant to which the parties agreed to increase the monthly fee charged by BreitBurn Management to PCEC for indirect costs. For the first three months of 2012, the monthly fee charged by BreitBurn Management to PCEC for indirect costs was set at $571,000, and the two parties have agreed to increase that monthly fee to $700,000, effective April 1, 2012. In connection with the PCEC transactions and the amendment to the administrative services agreement, PCEC also paid a $250,000 fee to us.

Commodity Derivatives

On April 10, 2012, we entered into a NYMEX WTI crude oil fixed price swap contract for 500 Bbl/d for 2014 at $97.80 per Bbl, an IPE Brent crude oil fixed price swap contract for 500 Bbl/d for 2015 at $99.25 per Bbl, a NYMEX WTI crude oil fixed price swap contract for 500 Bbl/d for 2016 at $92.95 per Bbl and an IPE Brent crude oil fixed price swap contract for 500 Bbl/d for 2016 at $95.55 per Bbl.

On April 25, 2012, we entered into swaption contracts that provide options to hedge a total of 510,168 barrels of future crude oil production associated with the NiMin Acquisition at current NYMEX WTI market prices, ranging from $104.80 per barrel in 2012 to $88.45 per barrel in 2017. These contracts have an option expiration date and premium due date of July 31, 2012 and total deferred premiums of $2.5 million.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Annual Report") and the consolidated financial statements and related notes therein.  Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A "—Risk Factors" of this report, the "Cautionary Statement Regarding Forward Looking Information" in this report and in our Annual Report and Part I—Item 1A "—Risk Factors" of our Annual Report.

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

2012 Highlights

In January 2012, we and BreitBurn Finance Corporation, and certain of our subsidiaries, as guarantors, issued $250 million in aggregate principal amount of 7.875% senior notes due 2022 (the "2022 Senior Notes") at a price of 99.154%. We received net proceeds of approximately $242.3 million and used the proceeds to repay amounts outstanding under our credit facility.

In February 2012, we sold approximately 9.2 million Common Units at a price to the public of $18.80, resulting in proceeds net of underwriting discounts and estimated offering expenses of $166.2 million, which we used to repay outstanding debt under our credit facility.

On February 14, 2012, we paid a cash distribution of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit.

On April 19, 2012, we announced a cash distribution to unitholders for the first quarter of 2012 at the rate of $0.4550 per Common Unit, to be paid on May 14, 2012 to our common unitholders of record as of the close of business on May 7, 2012.

On April 25, 2012, we entered into an agreement to acquire oil properties located in Park County in the Big Horn Basin of Wyoming for approximately $98 million from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin Energy Corp. ("NiMin"). The properties are 100% oil and produced approximately 600 Boe/d in March 2012. The acquisition is subject to customary closing conditions and purchase price adjustments, as well as approval by NiMin shareholders. The transaction is expected to close within 90 days from April 25, 2012.

INDEX

Operational Focus and Capital Expenditures

 In the first three months of 2012, our oil and natural gas capital expenditures totaled $16 million, compared to approximately $9 million in the first three months of 2011.  We spent approximately $10 million in Florida, $3 million in Wyoming, $2 million in California and $1 million in Michigan, Indiana and Kentucky.  In the first three months of 2012, we drilled and completed three wells in Wyoming and one well in Florida and completed four workovers in Michigan, one workover in Wyoming and one facility optimization project in Indiana.

In 2012, our crude oil and natural gas capital spending program, excluding acquisitions, is expected to be approximately $87 million, which is a $19 million increase from the program discussed in our Annual Report. This compares with approximately $75 million in 2011. Based on our ongoing review, we are increasing our 2012 capital program by 28% in order to pursue attractive oil drilling opportunities in California where we receive Brent-based pricing, which has been above WTI for the past year. We now anticipate spending approximately 70% principally on oil projects in California and Florida and approximately 30% principally on oil projects in Michigan, Wyoming, Indiana and Kentucky. We anticipate 82% of our total capital spending will be focused on drilling and rate generating projects that are designed to increase or add to production or reserves. Based on the continuing weakness of natural gas prices, we will continue to evaluate our capital spending program throughout 2012.

Commodity Prices

In the first quarter of 2012, the WTI spot price averaged $103 per barrel, compared with approximately $94 per barrel in the first quarter of 2011.  The average WTI spot price in April 2012 was approximately $103 per barrel.  In 2011, the WTI spot price averaged approximately $95 per barrel.

In the first quarter of 2012, the Henry Hub natural gas spot price averaged $2.44 per MMBtu compared with approximately $4.18 per MMBtu in the first quarter of 2011.  The Henry Hub natural gas spot price in April 2012 averaged approximately $1.95 per MMBtu.  In 2011, the Henry Hub natural gas spot price averaged $4.00 per MMBtu and ranged from a low of $2.84 per MMBtu to a high of $4.92 per MMBtu.

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the first three months of 2012, the monthly fee paid by PCEC for indirect expenses was $571,000.

On May 8, 2012, Pacific Coast Oil Trust (the "Trust"), which was formed by PCEC, completed its initial public offering (the "Trust IPO").  We have no direct or indirect ownership interest in PCEC or the Trust.  As part of the Trust IPO, PCEC conveyed net profits interests in its oil and natural gas production from certain of its properties to the Trust in exchange for Trust units.  PCEC's assets consist primarily of producing and non-producing crude oil reserves located in Santa Barbara, Los Angeles and Orange Counties in California, including certain interests in the East Coyote and Sawtelle Fields.  Prior to the Trust IPO, PCEC operated the Sawtelle and East Coyote Fields for the benefit of itself and the Partnership, which owned the non-operated interests in the East Coyote and Sawtelle Fields.  PCEC owned an average working interest of approximately 5.0% in the two fields and held a reversionary interest in both fields, which was expected to result in an increase in PCEC's ownership interests in the properties during the second quarter of 2012.  Effective April 1, 2012 and pursuant to an agreement with us, PCEC's ownership interest in both of these fields was increased. As a result of that agreement, our average working interest in both fields is now approximately 62.4%.  In addition, we have become the operator of both these fields and will no longer pay an operating fee to PCEC.  On May 8, 2012, BreitBurn Management entered into an amendment to the administrative services agreement with PCEC, pursuant to which the parties agreed to increase the monthly fee charged by BreitBurn Management to PCEC for indirect costs. Prior to the Trust IPO, the 2012 monthly fee charged by BreitBurn

INDEX

Management to PCEC for indirect costs was set at $571,000, and the two parties have agreed to increase that monthly fee to $700,000.  The new monthly fee will be in effect from April 1, 2012 through August 31, 2014 and will be redetermined biannually thereafter.  In connection with the Trust IPO, we also amended the Omnibus Agreement with PCEC to remove our right of first offer with respect to the sale of assets by PCEC.
Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended March 31,		Increase/
Thousands of dollars, except as indicated	2012	2011	Decrease	%
Total production (MBoe)	1,987	1,629	358	22%
Oil and NGLs (MBoe)	859	773	86	11%
Natural gas (MMcf)	6,769	5,138	1,631	32%
Average daily production (Boe/d)	21,835	18,098	3,737	21%
Sales volumes (MBoe)	1,899	1,682	217	13%

Average realized sales price (per Boe) (a) (b)	$58.66	$58.78	$(0.12)	0%
Oil and NGLs (per Boe) (a) (b)	90.36	73.81	16.55	22%
Natural gas (per Mcf) (a)	6.18	7.38	(1.20)	(16)%

Oil, natural gas and NGLs sales	$94,007	$92,575	$1,432	2%
Realized gain on commodity derivative instruments	17,591	6,443	11,148	173%
Unrealized loss on commodity derivative instruments	(53,596)	(112,620)	59,024	n/a
Other revenues, net	1,145	898	247	28%
Total revenues	59,147	(12,704)	71,851	n/a

Lease operating expenses before taxes (c)	38,073	28,908	9,165	32%
Production and property taxes (d)	7,573	5,769	1,804	31%
Total lease operating expenses	45,646	34,677	10,969	32%

Purchases and other operating costs	370	154	216	140%
Change in inventory	(2,755)	1,980	(4,735)	n/a
Total operating costs	$43,261	$36,811	$6,450	18%

Lease operating expenses before taxes per Boe	$19.16	$17.75	$1.41	8%
Production and property taxes per Boe	3.81	3.54	0.27	8%
Total lease operating expenses per Boe	22.97	21.29	1.68	8%

Depletion, depreciation and amortization (DD&A)	$38,281	$24,641	$13,640	55%
DD&A per Boe	19.27	15.13	4.14	27%

(a) Includes realized gain on commodity derivative instruments.
(b) Includes crude oil purchases.
(c) Includes lease operating expenses, district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

INDEX

Comparison of Results for the Three Months Ended March 31, 2012 and 2011

The variances in our results were due to the following components:

Production

For the three months ended March 31, 2012, production was 1,987 MBoe compared to 1,629 MBoe for the same period a year ago, primarily due to 357 MBoe from our southwestern Wyoming properties, acquired in October 2011, and 66 MBoe from our eastern Wyoming properties, acquired in July 2011, partially offset by a decrease of 68 MBoe in Michigan natural gas production due to natural field declines.

Revenues

Total oil, natural gas liquids ("NGLs") and natural gas sales revenues increased $1.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Crude oil and NGLs revenues increased $4.6 million due to higher crude oil prices and higher sales volumes, primarily due to oil production from our eastern Wyoming properties and slightly higher California production. Natural gas revenues decreased $3.2 million primarily due to lower natural gas prices partially offset by higher sales volumes primarily due to production from our southwestern Wyoming properties.

Realized gains from commodity derivative instruments during the three months ended March 31, 2012 were $17.6 million compared to realized gains of $6.4 million during the three months ended March 31, 2011, which primarily reflects higher realized gains due to lower natural gas prices during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by lower realized gains reflecting higher crude oil prices.

Unrealized losses on commodity derivative instruments during the three months ended March 31, 2012 were $53.6 million compared to unrealized losses of $112.6 million during the three months ended March 31, 2011.  Crude oil unrealized losses of $64.0 million during the three months ended March 31, 2012 were primarily due to an increase in crude oil futures prices and the effect those prices had on the valuation of our derivative contracts, compared to losses of $96.5 million during the three months ended March 31, 2011 primarily due to a larger increase in crude oil futures prices during the period. Natural gas unrealized gains of $10.4 million during the three months ended March 31, 2012 were primarily due to a decrease in natural gas futures prices compared to natural gas unrealized losses of $16.1 million during the three months ended March 31, 2011 primarily due to an increase in natural gas futures prices.

Realized prices for crude oil and NGLs, including realized gains and losses on crude oil derivative instruments, increased $16.55 per Boe, or 22%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Realized prices for natural gas, including realized gains and losses on natural gas derivative instruments, decreased $1.20 per Mcf, or 16%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended March 31, 2012 increased $9.2 million compared to the three months ended March 31, 2011.  The increase in pre-tax lease operating expenses reflects our newly acquired southwestern and eastern Wyoming properties and higher California well services. On a per Boe basis, pre-tax lease operating expenses were $19.16 per Boe for the three months ended March 31, 2012 compared to $17.75 per Boe for the three months ended March 31, 2011.  The per Boe increase was primarily attributable to the effect of higher crude oil prices on materials and services.

Production and property taxes for the three months ended March 31, 2012 totaled $7.6 million, which was $1.8 million higher than the three months ended March 31, 2011, primarily due to higher Wyoming and Florida production taxes primarily attributable to higher crude oil prices during the three months ended March 31, 2012 and the activity relating to our new properties in Southwest and Eastern Wyoming.  On a per Boe basis, production and property taxes for the three months ended March 31, 2012 were $3.81 per Boe, which was 8% higher than the three months ended March 31, 2011.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Sales occur on average every six to eight

INDEX

weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.

For the three months ended March 31, 2012 and 2011, the change in inventory account amounted to a credit of $2.8 million and a charge of $2.0 million, respectively.  The credit to inventory during the three months ended March 31, 2012 reflects the higher amount of barrels produced than sold during the period due to the timing of Florida sales, and the charge to inventory during the three months ended March 31, 2011 reflects the higher amount of barrels sold than produced during the period.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense ("DD&A") totaled $38.3 million, or $19.27 per Boe, during the three months ended March 31, 2012, an increase of approximately 27% per Boe from the same period a year ago.  The increase in DD&A compared to last year was primarily due to $8.3 million in impairments recognized during the three months ended March 31, 2012, related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to decreases in natural gas prices.

General and administrative expenses

Our general and administrative ("G&A") expenses totaled $13.7 million and $12.5 million for the three months ended March 31, 2012 and 2011, respectively.  This included $5.6 million and $5.4 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $8.1 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively.  The increase was primarily due to additional employee costs attributable to our 2011 acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $4.07 and $4.33 for the three months ended March 31, 2012 and 2011, respectively.

Interest expense, net of amounts capitalized

Our interest expense totaled $13.8 million and $9.4 million for the three months ended March 31, 2012 and 2011, respectively.  The increase in interest expense was primarily due to $4.2 million of interest related to the 2022 Senior Notes issued in January 2012.

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  See Note 3 to the consolidated financial statements for a discussion of our interest rate derivative contracts.  We had realized losses of $0.7 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $0.2 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, relating to our interest rate derivative contracts.

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $13.2 million and $9.1 million for the three months ended March 31, 2012 and 2011, respectively.

Credit and Counterparty Risk

Our derivative financial instruments are exposed to credit risk from counterparties.  See Note 3 to the consolidated financial statements within this report for a discussion of our derivative contracts and counterparties.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Our primary uses of cash have been for our operating expenses, capital expenditures, cash distributions to unitholders and unit repurchase transactions.  To fund certain acquisition transactions, we have historically used borrowings under our revolving credit facility, accessed the private placement markets and issued equity as partial consideration for the acquisition of oil and gas properties.  As market conditions have permitted, we have also engaged in asset sale transactions and equity and debt offerings.  In the future, we intend to access the public and private capital markets to fund certain

INDEX

acquisitions and refinancing transactions.

Equity Offering

In February 2012, we sold approximately 9.2 million Common Units at a price to the public of $18.80, resulting in proceeds, net of underwriting discounts and offering expenses, of $166.2 million, which we used to repay outstanding debt under our credit facility.

Distributions

On February 14, 2012, we paid a cash distribution of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit. On April 19, 2012, we announced a cash distribution to unitholders for the first quarter of 2012 at the rate of $0.4550 per Common Unit, to be paid on May 14, 2012 to our common unitholders of record as of the close of business on May 7, 2012.

Cash Flows

Operating activities.  Our cash flow from operating activities for the three months ended March 31, 2012 was $71.3 million, compared to $54.4 million for the three months ended March 31, 2011. The increase in cash flow from operating activities was primarily due to collection of a $10.4 million settlement receivable from our insurance companies and the effect of our 2011 acquisitions on operating income.

Investing activities.  Net cash used in investing activities during the three months ended March 31, 2012 and March 31, 2011 was $13.5 million and $12.7 million, respectively. During the three months ended March 31, 2012 and 2011, we spent $14.1 million and $12.7 million, respectively, on capital expenditures, primarily for drilling and completion activities.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2012 and March 31, 2011 was $56.7 million and $39.1 million, respectively.  During the three months ended March 31, 2012, we reduced our outstanding borrowings under our credit facility by approximately $435.0 million, primarily using net proceeds from the issuance of the 2022 Senior Notes in January 2012 and the offering of Common Units in February 2012. We had total outstanding borrowings, net of unamortized discount on our senior notes, of $633.7 million at March 31, 2012 and $820.6 million at December 31, 2011.  For the three months ended March 31, 2012, we issued $166.2 million in Common Units, made cash distributions of $28.1 million, borrowed $310.9 million and repaid $498.0 million under our credit facility.  For the three months ended March 31, 2011, we issued $100.5 million in Common Units, made cash distributions of $23.6 million, borrowed $60.5 million and repaid $175.5 million under our credit facility.

Senior Notes

In October 2010, we and BreitBurn Finance Corporation (the "Issuers"), and certain of our subsidiaries, as guarantors (the "Guarantors"), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 at a price of 98.358%. We received net proceeds of approximately $291.2 million (after deducting estimated fees and offering expenses) and used $290 million of the net proceeds to repay amounts outstanding under our credit facility.

In January 2012, the Issuers and certain of our subsidiaries, as Guarantors, issued $250 million in aggregate principal amount of 7.875% senior notes due 2022 at a price of 99.154%. We received net proceeds of approximately $242.3 million and used the proceeds to repay amounts outstanding under our credit facility. Interest on our senior notes is payable twice a year in April and October.

Credit Agreement

As of December 31, 2011, we had a $1.5 billion bank credit facility (the "Second Amended and Restated Credit Agreement") with a maturity date of May 9, 2016 and a borrowing base of $850.0 million.

In January 2012, in connection with the issuance of the 2022 Senior Notes, our borrowing base was automatically reduced to $787.5 million in accordance with the terms of our credit facility. In connection with our semi-annual borrowing base redetermination in April 2012, our borrowing base was increased to $850.0 million. Our next semi-annual borrowing base redetermination is scheduled for October 2012.

INDEX

As of March 31, 2012 and May 7, 2012, we had $85.0 million and $84.0 million, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement and a borrowing base of $787.5 million and $850.0 million, respectively.

As of March 31, 2012, the lending group under the Second Amended and Restated Credit Agreement included 15 banks.  Of the $787.5 million in total commitments under the credit facility, Wells Fargo Bank National Association held approximately 12.4% of the commitments.  Eleven banks held between 5% and 7.5% of the commitments, including Union Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Houston Branch, BNP Paribas, Citibank, N.A., Royal Bank of Canada, U.S. Bank National Association, Bank of Scotland plc, Barclays Bank PLC, The Royal Bank of Scotland plc and Credit Suisse AG, Cayman Islands Branch, with each of the remaining lenders holding less than 5% of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make distributions unless after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. In addition, the Second Amended and Restated Credit Agreement requires us to maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last twelve month basis of no more than 4.00 to 1.00 and a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00. As of March 31, 2012, we were in compliance with these covenants.

EBITDAX is not a defined GAAP measure. The Second Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit-based compensation expense, loss or gain on sale of assets (excluding gain or loss on monetization of derivative instruments), cumulative effect of changes in accounting principles, cash distributions received from our unrestricted entities (as defined in the Second Amended and Restated Credit Agreement) and BEPI and excluding income from our unrestricted entities and BEPI.

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

Contractual Obligations

Except for the issuance of the 2022 Senior Notes and the pay down of debt under our credit facility, we had no material changes to our financial contractual obligations during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012 and December 31, 2011.

New Accounting Standards

See Note 2 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II—Item 7A in our Annual Report.  Also, see Note 3 and Note 15 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative contracts as of March 31, 2012.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $78.8 million and $131.2 million at March 31, 2012 and December 31, 2011, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at March 31, 2012 would have decreased by approximately $146 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at March 31, 2012 would have increased by approximately $145 million.

Price risk sensitivities were calculated by assuming across-the-board increases in price of $10.00 per barrel for oil and $1.00 per Mcf for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amounts given due to lower volatility in out-month prices.

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $4.2 million and $4.4 million at March 31, 2012 and December 31, 2011, respectively.  With a 1% increase in the LIBOR rate, our net interest rate derivative instrument liability at March 31, 2012 would have decreased by approximately $3 million. With a 1% decrease in the LIBOR rate to a minimum rate of zero, our net liability at March 31, 2012 would have increased by approximately $1 million.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

INDEX

NUMBER	DOCUMENT
4.1
Indenture, dated as of October 6, 2010, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors and U.S. National Bank Association as trustee, in connection with the private placement of the Notes (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.2	Indenture, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and U.S. National Bank Association.
4.3
Registration Rights Agreement, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers.

10.1
Purchase and Sale Agreement, dated April 24, 2012, between Legacy Energy, Inc., NiMin Energy Corp. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 27, 2012).

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

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	May 8, 2012	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	May 8, 2012	By:	/s/ James G. Jackson
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

4.1
Indenture, dated as of October 6, 2010, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors and U.S. National Bank Association as trustee, in connection with the private placement of the Notes (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.2	Indenture, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and U.S. National Bank Association.
4.3
Registration Rights Agreement, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers.

10.1
Purchase and Sale Agreement, dated April 24, 2012, between Legacy Energy, Inc., NiMin Energy Corp. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 27, 2012).

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