Form 10-Q
period 2012-06-30
BreitBurn Energy Partners L.P.
filed 2012-08-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Yes ☐     No ☒

As of August 7, 2012, the registrant had 69,144,046 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; a continuation of depressed natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivatives and the oil and natural gas industry; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, Part II—Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

Thousands	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$4,066	$5,328
Accounts and other receivables, net	55,575	73,018
Derivative instruments (note 3)	79,616	83,452
Related party receivables (note 4)	2,075	4,245
Inventory (note 5)	5,267	4,724
Prepaid expenses	2,404	2,053
Total current assets	149,003	172,820
Equity investments	7,182	7,491
Property, plant and equipment
Oil and gas properties	2,719,580	2,583,993
Other assets	13,695	13,431
	2,733,275	2,597,424
Accumulated depletion and depreciation (note 7)	(592,825)	(524,665)
Net property, plant and equipment	2,140,450	2,072,759
Other long-term assets
Derivative instruments (note 3)	87,161	55,337
Other long-term assets	47,694	22,442

Total assets	$2,431,490	$2,330,849

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$36,949	$33,494
Derivative instruments (note 3)	2,487	8,881
Revenue and royalties payable	16,059	19,641
Salaries and wages payable	7,998	13,655
Accrued liabilities	14,732	14,218
Total current liabilities	78,225	89,889

Credit facility (note 8)	225,000	520,000
Senior notes, net (note 8)	548,841	300,613
Deferred income taxes (note 10)	2,929	2,803
Asset retirement obligation (note 11)	84,802	82,397
Derivative instruments (note 3)	1,104	3,084
Other long-term liabilities	4,823	4,849
Total liabilities	945,724	1,003,635
Commitments and contingencies (note 12)
Equity
Partners' equity (note 13)	1,485,766	1,326,764
Noncontrolling interest (note 14)	—	450
Total equity	1,485,766	1,327,214

Total liabilities and equity	$2,431,490	$2,330,849

Common units issued and outstanding	69,144	59,864

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2012	2011	2012	2011
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$94,981	$94,742	$188,988	$187,317
Gain (loss) on commodity derivative instruments, net (note 3)	107,288	46,483	71,283	(59,694)
Other revenue, net	907	1,143	2,052	2,041
Total revenues and other income items	203,176	142,368	262,323	129,664
Operating costs and expenses
Operating costs	48,894	36,208	92,155	73,019
Depletion, depreciation and amortization (note 7)	33,517	25,025	71,798	49,666
General and administrative expenses	12,926	11,656	26,600	24,127
Loss on sale of assets	29	40	154	54
Total operating costs and expenses	95,366	72,929	190,707	146,866

Operating income (loss)	107,810	69,439	71,616	(17,202)

Interest expense, net of capitalized interest	14,069	9,080	27,869	18,500
Loss on interest rate swaps (note 3)	190	2,220	684	1,877
Other expense (income), net	23	—	19	(3)

Income (loss) before taxes	93,528	58,139	43,044	(37,576)

Income tax expense (benefit) (note 10)	1,005	616	446	(386)

Net income (loss)	92,523	57,523	42,598	(37,190)

Less: Net income attributable to noncontrolling interest	(17)	(68)	(62)	(102)

Net income (loss) attributable to the partnership	$92,506	$57,455	$42,536	$(37,292)

Basic net income (loss) per unit (note 13)	$1.29	$0.93	$0.61	$(0.64)
Diluted net income (loss) per unit (note 13)	$1.29	$0.92	$0.61	$(0.64)

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
Thousands of dollars	2012	2011
Cash flows from operating activities
Net income (loss)	$42,598	$(37,190)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	71,798	49,666
Unit-based compensation expense	11,203	10,858
Unrealized (gain) loss on derivative instruments	(29,406)	64,175
Income from equity affiliates, net	309	159
Deferred income taxes	126	(518)
Loss on sale of assets	154	54
Other	2,367	(244)
Changes in net assets and liabilities
Accounts receivable and other assets	9,970	4,171
Inventory	(543)	(21)
Net change in related party receivables and payables	2,170	1,713
Accounts payable and other liabilities	(10,195)	(5,306)
Net cash provided by operating activities	100,551	87,517
Cash flows from investing activities
Capital expenditures	(37,382)	(35,136)
Proceeds from sale of assets	674	110
Deposit for oil and gas properties	(21,954)	—
Property acquisitions	(92,837)	—
Net cash used in investing activities	(151,499)	(35,026)
Cash flows from financing activities
Issuance of common units	166,044	100,204
Distributions	(60,750)	(49,470)
Proceeds from long-term debt	538,885	133,500
Repayments of long-term debt	(586,000)	(234,500)
Change in bank overdraft	(2,785)	5
Debt issuance costs	(5,708)	(3,113)
Net cash provided by (used in) financing activities	49,686	(53,374)
Decrease in cash	(1,262)	(883)
Cash beginning of period	5,328	3,630
Cash end of period	$4,066	$2,747

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Annual Report").  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at June 30, 2012, our operating results for the three months and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011, have been included.  Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

2.  Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to improve comparability between GAAP and International Financial Reporting Standards fair value measurement and disclosure requirements. This amendment changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, particularly for Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the fair value measurement and disclosure requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and requires prospective application. We adopted this ASU on January 1, 2012. The adoption of this ASU, which expanded our fair value disclosures, did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued an ASU that requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for interim and annual periods beginning on or after January 1, 2013 and requires retrospective application. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations or cash flows.

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

INDEX

We had the following commodity derivative contracts in place at June 30, 2012:

	Year
	2012	2013	2014	2015	2016	2017
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	2,700	2,580	2,500	3,000	1,000	—
Average Price ($/Bbl)	$86.12	$87.13	$92.62	$98.90	$93.08	$—
Fixed Price Swaps - IPE Brent
Hedged Volume (Bbl/d)	2,339	3,900	3,500	2,000	500	—
Average Price ($/Bbl)	$105.37	$97.23	$96.86	$96.46	$95.55	$—
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	2,384	500	1,000	1,000	—	—
Average Floor Price ($/Bbl)	$110.00	$77.00	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$145.37	$103.10	$112.00	$113.50	$—	$—
Collars - IPE Brent
Hedged Volume (Bbl/d)	—	—	—	500	500	—
Average Floor Price ($/Bbl)	$—	$—	$—	$90.00	$90.00	$—
Average Ceiling Price ($/Bbl)	$—	$—	$—	$109.50	$101.25	$—
Swaptions - NYMEX WTI
Hedged Volume (Bbl/d)	886	791	645	546	484	222
Average Price ($/Bbl)	$100.84	$99.45	$95.13	$91.63	$89.28	$88.12
Total:
Hedged Volume (Bbl/d)	8,309	7,771	7,645	7,046	2,484	222
Average Price ($/Bbl)	$99.96	$92.80	$94.43	$95.75	$92.21	$88.12

Gas Positions:
Fixed Price Swaps - Mich Con City-Gate
Hedged Volume (MMBtu/d)	18,730	37,000	7,500	7,500	—	—
Average Price ($/MMBtu)	$7.10	$6.50	$6.00	$6.00	$—	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	16,000	19,000	36,000	40,500	13,000	—
Average Price ($/MMBtu)	$4.88	$4.90	$4.86	$4.88	$4.18	$—
Collars - Mich Con City-Gate
Hedged Volume (MMBtu/d)	18,732	—	—	—	—	—
Average Floor Price ($/MMBtu)	$9.00	$—	$—	$—	$—	$—
Average Ceiling Price ($/MMBtu)	$11.60	$—	$—	$—	$—	$—
Puts - Henry Hub
Hedged Volume (MMBtu/d)	—	—	6,000	1,500	—	—
Average Price ($/MMBtu)	$—	$—	$5.00	$5.00	$—	$—
Total:
Hedged Volume (MMBtu/d)	53,462	56,000	49,500	49,500	13,000	—
Average Price ($/MMBtu)	$7.10	$5.96	$5.05	$5.05	$4.18	$—

Calls - Henry Hub
Hedged Volume (MMBtu/d)	—	30,000	15,000	—	—	—
Average Price ($/MMBtu)	$—	$8.00	$9.00	$—	$—	$—
Premium ($/MMBtu)	$—	$0.08	$0.12	$—	$—	$—

INDEX

Included in the above table are natural gas swaps and put options we entered into in June 2012, hedging a total of 18,628 BBtu from January 1, 2014 to December 31, 2016 at a weighted average Henry Hub price of $4.30 per MMBtu, for which we paid premiums of approximately $7.0 million.

The following swaption contracts are also included in the table above. In April 2012, we entered into swaption contracts that provide options to hedge a total of 510,168 barrels of future crude oil production associated with the NiMin Energy Corp. ("NiMin") acquisition (see Note 6 and Note 16 for a discussion of this acquisition and exercise of related swaption contracts) at then-current NYMEX WTI market prices, ranging from $104.80 per barrel in 2012 to $88.45 per barrel in 2017. These contracts have an option expiration date and premium due date of July 31, 2012 and total deferred premiums of $2.5 million. In May 2012, we also entered into swaption contracts that provide options to hedge a total of 634,485 barrels of future crude oil production associated with the Element Petroleum, LP (“Element”) and CrownRock, L.P. (“CrownRock”) acquisitions (see Note 6 and Note 16 for a discussion of these two acquisitions and exercise of related swaption contracts) at then-current NYMEX WTI prices, ranging from $98.35 per barrel in 2012 to $87.80 per barrel in 2017. These contracts have an option expiration date and premium due date of July 16, 2012 and total deferred premiums of $2.6 million.

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  As of June 30, 2012, our total debt outstanding under our credit facility was $225.0 million.  In order to mitigate our interest rate exposure, we had the following interest rate derivative contracts in place at June 30, 2012 that fixed rates for the floating LIBOR-based portion of debt under our credit facility:

Notional amounts in thousands of dollars	Notional Amount	Fixed Rate
Period Covered
July 1, 2012 to December 20, 2012	$100,000	1.1550%
July 1, 2012 to January 20, 2014	$100,000	2.4800%

Fair Value of Financial Instruments

Fair value of derivative instruments not designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of June 30, 2012
Assets
Current assets - derivative instruments	$18,094	$62,637	$—	$(1,115)	$79,616
Other long-term assets - derivative instruments	30,340	56,821	—	—	87,161
Total assets	48,434	119,458	—	(1,115)	166,777

Liabilities
Current liabilities - derivative instruments	(1,115)	—	(2,487)	1,115	(2,487)
Long-term liabilities - derivative instruments	—	—	(1,104)	—	(1,104)
Total liabilities	(1,115)	—	(3,591)	1,115	(3,591)

Net assets (liabilities)	$47,319	$119,458	$(3,591)	$—	$163,186

As of December 31, 2011
Assets
Current assets - derivative instruments	$11,795	$73,312	$—	$(1,655)	$83,452
Other long-term assets - derivative instruments	6,032	58,605	—	(9,300)	55,337
Total assets	17,827	131,917	—	(10,955)	138,789

Liabilities
Current liabilities - derivative instruments	(8,032)	—	(2,504)	1,655	(8,881)
Long-term liabilities - derivative instruments	(10,520)	—	(1,864)	9,300	(3,084)
Total liabilities	(18,552)	—	(4,368)	10,955	(11,965)

Net assets (liabilities)	$(725)	$131,917	$(4,368)	$—	$126,824

(a) Represents counterparty netting under derivative netting agreements. These contracts are reflected net on the balance sheet.

INDEX

Gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended June 30, 2012
Realized gain (loss)	$1,778	$23,285	$(803)	$24,260
Unrealized gain (loss)	112,065	(29,840)	613	82,838
Net gain (loss)	$113,843	$(6,555)	$(190)	$107,098

Three Months Ended June 30, 2011
Realized gain (loss)	$(11,922)	$10,171	$(1,065)	$(2,816)
Unrealized gain (loss)	52,595	(4,361)	(1,155)	47,079
Net gain (loss)	$40,673	$5,810	$(2,220)	$44,263

Six Months Ended June 30, 2012
Realized gain (loss)	$(2,850)	$45,504	$(1,461)	$41,193
Unrealized gain (loss)	48,042	(19,413)	777	29,406
Net gain (loss)	$45,192	$26,091	$(684)	$70,599

Six Months Ended June 30, 2011
Realized gain (loss)	$(20,545)	$25,237	$(2,088)	$2,604
Unrealized gain (loss)	(43,941)	(20,445)	211	(64,175)
Net gain (loss)	$(64,486)	$4,792	$(1,877)	$(61,571)

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over the counter ("OTC") commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of June 30, 2012 and December 31, 2011, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and six months ended June 30, 2012 and June 30, 2011. Our policy is to recognize transfers between levels as of the end of the period.

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

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of June 30, 2012
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$—	$122,473	$44,304	$166,777
Other derivatives (interest rate swaps)	—	(3,591)	—	(3,591)
Total	$—	$118,882	$44,304	$163,186

As of December 31, 2011
Assets (liabilities):
Commodity derivatives (swaps, put and call options)	$—	$85,634	$45,558	$131,192
Other derivatives (interest rate swaps)	—	(4,368)	—	(4,368)
Total	$—	$81,266	$45,558	$126,824

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2012	2011	2012	2011
Assets:
Beginning balance	$36,755	$69,071	$45,558	$86,253
Realized gain (a)	15,475	11,765	28,085	16,490
Unrealized loss (a)	(11,704)	(17,155)	(33,117)	(39,062)
Purchases (b)	3,778	—	3,778	—
Ending balance	$44,304	$63,681	$44,304	$63,681

(a) Included in gain (loss) on commodity derivative instruments, net on the consolidated statements of operations.
(b) Relates to premiums paid for natural gas put options entered into in June 2012.

During the periods presented, we had no changes in the fair value of our derivative instruments classified as Level 3 related to sales, issuances or settlements.

INDEX

For Level 3 derivatives measured at fair value on a recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	June 30, 2012	Technique	Unobservable Input	Range
Oil Collars	$17,927	Option Pricing Model	Oil forward commodity prices	$85.09/Bbl - $97.84/Bbl
Oil Swaptions	4,135		Oil volatility	21.14% -32.25%
			Own credit risk	5%
Natural Gas Collars	20,116	Option Pricing Model	Gas forward commodity prices	$2.77/MMBtu - $4.69/MMBtu
Natural Gas Calls	(1,328)		Gas volatility	22.45%-57.10%
Natural Gas Puts	3,454		Own credit risk	5%
Total	$44,304

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivatives and accounts receivable.  Our derivatives expose us to credit risk from counterparties.  As of June 30, 2012, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, U.S Bank National Association and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of June 30, 2012, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of June 30, 2012, our largest derivative asset balances were with JP Morgan Chase Bank N.A., Credit Suisse Energy LLC and Wells Fargo Bank National Association, which accounted for approximately 19%, 16% and 15% of our derivative asset balances, respectively.  As of June 30, 2012, our largest derivative liability balance was with The Royal Bank of Scotland plc, which accounted for approximately 90% of our derivative liability balances.

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

On May 8, 2012, Pacific Coast Oil Trust (the "Trust"), which was formed by PCEC, completed its initial public offering (the "Trust IPO").  We have no direct or indirect ownership interest in PCEC or the Trust.  As part of the Trust IPO, PCEC conveyed net profits interests in its oil and natural gas production from certain of its properties to the Trust in exchange for Trust units.  PCEC's assets consist primarily of producing and non-producing crude oil reserves located in Santa Barbara, Los Angeles and Orange Counties in California, including certain interests in the East Coyote and Sawtelle Fields (as described below).

Prior to April 1, 2012, we owned the limited partner interest (99%) of BreitBurn Energy Partners I, L.P. ("BEPI").  See Note 14 for additional discussion of BEPI. BEPI's general partner interest was held by PCEC, and PCEC also held a 35% reversionary interest under the limited partnership agreement applicable to the East Coyote and Sawtelle properties, which was expected to result in an increase in PCEC's ownership in the properties during the second quarter of 2012.  PCEC operated the Sawtelle and East Coyote Fields until April 1, 2012 for the benefit of itself and the Partnership.  We and PCEC a

INDEX

greed to dissolve the BEPI partnership and liquidate the properties and assets of the BEPI partnership as of April 1, 2012. As a result of such agreement, effective April 1, 2012, PCEC's ownership interest in both of these fields increased, and our ownership in both fields was reduced from approximately 95% to approximately 62%. In addition, we became the operator of both of these fields and now no longer pay an operating fee to PCEC. PCEC agreed to pay a development fee equal to 5% of the cost of development of the properties, and upon termination of the Third Amended and Restated Services Agreement (as described below), an operating fee of 15% of the cost of operating the properties.

On May 8, 2012, BreitBurn Management entered into the Third Amended and Restated Administrative Services Agreement (the "Third Amended and Restated Administrative Services Agreement") with PCEC, pursuant to which the parties agreed to increase the monthly fee charged by BreitBurn Management to PCEC for indirect costs. For the first three months of 2012, the monthly fee charged by BreitBurn Management to PCEC for indirect costs was set at $571,000, and the two parties agreed to increase that monthly fee to $700,000, effective April 1, 2012. In connection with the PCEC transactions and the Third Amended and Restated Administrative Services Agreement, PCEC also paid us a $250,000 fee.

In connection with the Trust IPO, we, BreitBurn GP, LLC and BreitBurn Management entered into the First Amendment to Omnibus Agreement, dated as of May 8, 2012, with PCEC, Pacific Coast Energy Holdings LLC, formerly known as BreitBurn Energy Holdings, LLC, and PCEC (GP) LLC, formerly known as BEC (GP) LLC (the “First Amendment to Omnibus Agreement ”). Pursuant to the First Amendment to Omnibus Agreement, the parties agreed to amend the Omnibus Agreement among the parties, dated as of August 26, 2008 (the “ Omnibus Agreement ”), to remove Article III of the Omnibus Agreement, which contained our right of first offer with respect to the sale of assets by PCEC and its affiliates.

At June 30, 2012 and December 31, 2011, we had current receivables of $1.0 million and $2.8 million, respectively, due from PCEC related to the applicable administrative services agreement and employee related costs and oil and gas sales made by PCEC on our behalf from certain properties.  For the three months and six months ended June 30, 2012, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $3.8 million, respectively, and charges for direct expenses including direct payroll and administrative costs totaled $2.0 million and $4.0 million, respectively. For the three months and six months ended June 30, 2011, the monthly charges to PCEC for indirect expenses totaled $1.5 million and $2.9 million, respectively, and charges for direct expenses including direct payroll and administrative costs totaled $1.9 million and $3.7 million, respectively.  For the three months ended June 30, 2012, total net oil and gas sales made by us on PCEC's behalf were approximately $1.8 million and for the six months ended June 30, 2012, total net oil and gas sales made by PCEC on our behalf were approximately $1.2 million. For the three months and six months ended June 30, 2011, total net oil and gas sales made by PCEC on our behalf were approximately $3.3 million and $6.8 million, respectively.

At June 30, 2012 and December 31, 2011, we had receivables of $1.1 million and $1.4 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

5.  Inventory

Our crude oil inventory from our Florida operations was $5.3 million at June 30, 2012 and $4.7 million at December 31, 2011.  During the six months ended June 30, 2012, we sold 384 gross MBbls and produced 416 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

6. Acquisitions

On June 28, 2012, we completed the acquisition of oil properties located in Park County in the Big Horn Basin of Wyoming from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin, with an effective date of April 1, 2012 (the "NiMin Acquisition"). We used borrowings under our credit facility to fund the acquisition. The properties are 100% oil and produced approximately 500 Boe/d in the three months ended June 30, 2012. This acquisition was accounted for under the acquisition method of accounting.

INDEX

The preliminary purchase price for this acquisition was approximately $92.8 million in cash, and was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars

Oil and gas properties	$96,308
Accrued liabilities	(1,863)
Asset retirement obligation	(1,609)
$92,836

We conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. Acquisition related costs for the NiMin Acquisition were $0.1 million and were reflected in general and administrative expenses on the consolidated statements of operations. The initial accounting for the acquisition is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date. Revenues and expenses from the NiMin properties are reflected in our consolidated statements of operations beginning June 28, 2012.

The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flow and a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

On May 10, 2012, we signed two separate agreements to acquire oil and natural gas properties located in the Permian Basin in Texas from Element and CrownRock for $150 million and $70 million, respectively, subject to customary post-closing conditions and purchase price adjustments. In connection with these agreements, we paid performance guarantee deposits of 10% of the unadjusted purchase price to each of Element and CrownRock. The properties are 56% oil and produced approximately 1,940 Boe/day in the three months ended June 30, 2012. The acquisitions closed on July 2, 2012 (see Note 16).

On October 6, 2011, we completed the acquisition of oil and gas properties from Cabot Oil & Gas Corporation located primarily in the Evanston and Green River Basins in southwestern Wyoming (the "Cabot Acquisition"), with an effective date of September 1, 2011. The following unaudited pro forma financial information presents a summary of our combined statement of operations for the three months and six months ended June 30, 2011, assuming the Cabot Acquisition had been completed on January 1, 2011, including adjustments to reflect the allocation of the preliminary purchase price to the acquired net assets. The pro forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective January 1, 2011.

	Pro Forma
Thousands of dollars, except per unit amounts	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$157,083	$157,280
Net income (loss) attributable to the partnership	62,062	(30,256)

Net income per unit:
Basic	$1.00	$(0.52)
Diluted	$1.00	$(0.52)

INDEX

7.  Impairments

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

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles, and the outlook for market supply and demand conditions for crude oil and natural gas. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves, and are forecast using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2.5% per year. For impairment charges, the associated property’s expected future net cash flows are discounted using a market-based weighted average cost of capital rate that approximates 10%. Additional inputs include crude oil and natural gas reserves, future operating and development costs and future commodity prices. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

During the three months ended June 30, 2012, we recorded non-cash impairment charges of approximately $3.3 million related to uneconomic proved properties in Michigan and California due to lower crude oil and natural gas prices. During the six months ended June 30, 2012, we recorded non-cash impairment charges of approximately $11.6 million related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to lower natural gas prices and the Alamitos field due to lower crude oil prices. During the year ended December 31, 2011, we recorded non-cash impairment charges of approximately $0.6 million related to uneconomic proved properties in Michigan primarily due to a decrease in natural gas prices.

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

8.  Long-Term Debt

Senior Notes Due 2020

On October 6, 2010, we and BreitBurn Finance Corporation (the "Issuers"), and certain of our subsidiaries as guarantors (the "Guarantors"), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the "2020 Senior Notes"). The 2020 Senior Notes were offered at a discount price of 98.358%, or $300 million. The $5 million discount is being amortized over the life of the 2020 Senior Notes. As of June 30, 2012, the 2020 Senior Notes had a carrying value of $300.8 million, net of unamortized discount of $4.2 million. Interest on the 2020 Senior Notes is payable twice a year in April and October.

As of June 30, 2012, the fair value of the 2020 Senior Notes was estimated to be $322.5 million, based on prices quoted from third party financial institutions. We consider the inputs to the valuation of our 2020 Senior Notes to be Level 2, as fair value was estimated based on prices quoted from third party financial institutions.

Senior Notes Due 2022

On January 10, 2012, the Issuers, and certain of our subsidiaries as Guarantors, issued $250 million in aggregate principal amount of 7.875% Senior Notes due 2022 (the "2022 Senior Notes") which were purchased by the initial purchasers as defined in the purchase agreement (the "Initial Purchasers"). The 2022 Senior Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The 2022 Senior Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the

INDEX

United States pursuant to Regulation S under the Securities Act. The 2022 Senior Notes were issued at a discount of 99.154%, or $247.9 million. The $2.1 million discount will be amortized over the life of the 2022 Senior Notes. In connection with the 2022 Senior Notes, our estimated financing fees and expenses were approximately $5.6 million, which will be amortized over the life of the 2022 Senior Notes.

In connection with the issuance of the 2022 Senior Notes, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Guarantors and Initial Purchasers. Under the Registration Rights Agreement, the Issuers and the Guarantors agreed to cause to be filed with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the 2022 Senior Notes for substantially identical notes that are registered under the Securities Act. The Issuers and the Guarantors agreed to use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Issuers and the Guarantors agreed to use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 400 days after January 13, 2012.  If the offer to exchange is not completed on or before the 400th day following January 13, 2012, the annual interest rate borne by the notes will increase by 1% per annum until the exchange offer is completed.

As of June 30, 2012, the 2022 Senior Notes had a carrying value of $248.0 million, net of unamortized discount of $2.0 million. Interest on the 2022 Senior Notes is payable twice a year in April and October. As of June 30, 2012, the fair value of the 2022 Senior Notes was estimated to be $249.4 million, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our 2022 Senior Notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

Credit Facility

BreitBurn Operating L.P. ("BOLP"), as borrower, and we and our wholly-owned subsidiaries, as guarantors have a $1.5 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (the "Second Amended and Restated Credit Agreement") with a maturity date of May 9, 2016. Borrowings under the Second Amended and Restated Credit Agreement are secured by first-priority liens on and security interests in substantially all of our and certain of our subsidiaries' assets, representing not less than 80% of the total value of our oil and gas properties.

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

The events that constitute an Event of Default (as defined in the Second Amended and Restated Credit Agreement) include: payment defaults, misrepresentations, breaches of covenants, cross-default and cross-acceleration to certain other indebtedness, adverse judgments against us in excess of a specified amount, changes in management or control, loss of permits, certain insolvency events and assertion of certain environmental claims.

As of June 30, 2012 and December 31, 2011, we were in compliance with our credit facility's covenants.

As of December 31, 2011 our borrowing base was $850 million. In January 2012, in connection with the issuance of the 2022 Senior Notes, our borrowing base was automatically reduced to $787.5 million in accordance with the terms of our credit facility. In April 2012, our borrowing base was redetermined and increased from $787.5 million to $850.0 million. Our next semi-annual borrowing base redetermination is scheduled for October 2012.

On May 25, 2012, we entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the permitted amount of senior unsecured notes we may issue from $700 million to $1 billion.

As of June 30, 2012 and December 31, 2011, we had $225 million and $520 million, respectively, in indebtedness outstanding under our credit facility. At June 30, 2012, the one-month LIBOR interest rate plus an applicable spread was 2.120% on the one-month LIBOR portion of $225 million.

INDEX

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

Our interest and other financing costs, as reflected in interest expense, net of capitalized interest on the consolidated statements of operations, are detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2012	2011	2012	2011
Credit agreement (including commitment fees)	$1,282	$1,327	$3,042	$3,017
Senior notes	11,498	6,504	22,286	13,007
Amortization of discount and deferred issuance costs	1,289	1,249	2,541	2,553
Capitalized interest	—	—	—	(77)
Total	$14,069	$9,080	$27,869	$18,500

9. Condensed Consolidating Financial Statements

We and BreitBurn Finance Corporation, and certain of our subsidiaries as guarantors, issued the 2020 Senior Notes and the 2022 Senior Notes. Effective April 1. 2012, we and PCEC agreed to dissolve BEPI (see Note 14 for additional discussion of BEPI). With the dissolution of BEPI, all but one of our subsidiaries have guaranteed our senior notes and our only remaining non-guarantor subsidiary, BreitBurn Collingwood Utica LLC, is a minor subsidiary.

In accordance with Rule 3-10 of Regulation S-X, we are not presenting condensed consolidation financial statements as we have no independent assets or operations, BreitBurn Finance Corporation, the subsidiary issuer, is a 100% owned finance subsidiary, all of our material subsidiaries other than the subsidiary issuer have guaranteed our senior notes and all of the guarantees are full, unconditional, joint and several.

10.  Income Taxes

Our deferred income tax liability was $2.9 million and $2.8 million at June 30, 2012 and December 31, 2011, respectively.  The following table presents our income tax expense (benefit) for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2012	2011	2012	2011
Federal income tax expense (benefit)
Current	$88	$98	$264	$126
Deferred (a)	905	514	126	(518)
State income tax expense (b)	12	4	56	6
Total	$1,005	$616	$446	$(386)

(a) Related to Phoenix Production Company, a tax-paying corporation and our wholly-owned subsidiary.
(b) Primarily in California and Michigan.

INDEX

11.  Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from less than one year to 50 years.  Estimated cash flows have been discounted at our average credit-adjusted risk free rate which approximates 7% and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our asset retirement obligation valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in the asset retirement obligation for the six months ended June 30, 2012 and the year ended December 31, 2011 are presented in the following table:

	Six Months Ended	Year Ended
Thousands of dollars	June 30, 2012	December 31, 2011
Carrying amount, beginning of period	$82,397	$47,429
Acquisitions (a)	1,609	10,980
Liabilities incurred	716	5,701
Liabilities settled	(525)	(5,301)
Revisions (b)	(2,266)	20,005
Accretion expense	2,871	3,583
Carrying amount, end of period	$84,802	$82,397

(a) Primarily relates to the NiMin Acquisition in 2012 and the Cabot Acquisition in 2011.
(b) 2011 revisions relate to increased cost estimates and revisions to reserve life. 2012 revisions relate to the dissolution of BEPI.

12.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At June 30, 2012 and December 31, 2011, we had surety bonds for $18.8 million and $22.1 million, respectively.  At each of June 30, 2012 and December 31, 2011, we had approximately $0.3 million in letters of credit outstanding.

13.  Partners’ Equity

In February 2012, we sold 9.2 million of our limited partnership units ("Common Units") at a price to the public of $18.80 per Common Unit, resulting in proceeds net of underwriting discount and offering expenses of $166.0 million.

During the first six months of 2012, we issued less than 0.1 million Common Units to outside directors for phantom units and Restricted Phantom Units ("RPUs") that were granted in 2009 and 2011 and vested in January 2012.

At June 30, 2012 and December 31, 2011, we had approximately 69.1 million and 59.9 million Common Units outstanding, respectively.  At June 30, 2012 and December 31, 2011, there were approximately 2.6 million and 1.7 million, respectively, of units outstanding under the First Amended and Restated 2006 Long-Term Incentive Plan ("LTIP") that were eligible to be paid in Common Units upon vesting.

INDEX

Cash Distributions

On February 14, 2012, we paid a cash distribution of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit. On May 14, 2012, we paid a cash distribution of approximately $31.5 million to our common unitholders of record as of the close of business on May 7, 2012. The distribution that was paid to unitholders was $0.4550 per Common Unit.

During the three months and six months ended June 30, 2012, we also paid $1.2 million and $2.3 million in cash at a rate equal to the distributions paid to our unitholders, to holders of outstanding unvested RPUs and Convertible Phantom Units ("CPUs"), issued under our LTIP.

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

During the three months and six months ended June 30, 2011, we also paid $1.3 million and $2.5 million in cash, at a rate equal to the distributions paid to our unitholders, to holders of outstanding unvested RPUs and CPUs.

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

The following is a reconciliation of net income (loss) attributable to the partnership and weighted average units for calculating basic net income (loss) per common unit and diluted net income (loss) per common unit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands, except per unit amounts	2012	2011	2012	2011

Net income (loss) attributable to the partnership	$92,506	$57,455	$42,536	$(37,292)
Distributions on participating units not expected to vest	—	1	—	1
Net income (loss) attributable to common unitholders and participating securities	$92,506	$57,456	$42,536	$(37,291)
Weighted average number of units used to calculate basic and diluted net income (loss) per unit:
Common Units	69,144	59,040	67,577	57,920
Participating securities (a)	2,556	3,023	2,491	—
Denominator for basic earnings per common unit	71,700	62,063	70,068	57,920
Dilutive units (b)	57	133	57	—
Denominator for diluted earnings per common unit	71,757	62,196	70,125	57,920
Net income (loss) per common unit
Basic	$1.29	$0.93	$0.61	$(0.64)
Diluted	$1.29	$0.92	$0.61	$(0.64)

(a) The six months ended June 30, 2011 excludes 2,956 of potentially issuable weighted average RPUs and CPUs from participating securities, as we were in a loss position.
(b) The six months ended June 30, 2011 excludes 132 of weighted average anti-dilutive units from the calculation of the

INDEX

denominator for diluted earnings per common unit.

14.  Noncontrolling Interest

FASB Accounting Standards require that noncontrolling interests be classified as a component of equity and establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

On May 25, 2007, we acquired the limited partner interest (99%) of BEPI.  As such, we were fully consolidating the results of BEPI and were recognizing a noncontrolling interest representing the book value of BEPI's general partner’s interests.  BEPI’s general partner interest was held by a wholly owned subsidiary of PCEC. At each of March 31, 2012 and December 31, 2011, the amount of this noncontrolling interest was $0.5 million.

Prior to April 1, 2012, BEPI's general partner interest was held by PCEC, and PCEC held a 35% reversionary interest under the limited partnership agreement applicable to the East Coyote and Sawtelle properties, which was expected to result in an increase in PCEC's ownership and a corresponding decrease in our ownership in the properties during the second quarter of 2012.  PCEC operated the Sawtelle and East Coyote Fields until April 1, 2012 for the benefit of itself and us.  We and PCEC agreed to dissolve BEPI and liquidate the properties and assets of the BEPI partnership as of April 1, 2012. As a result of such agreement, effective April 1, 2012, PCEC's ownership interest in both of these fields increased, and our ownership in both fields has decreased from approximately 95% to approximately 62%. As of June 30, 2012, the amount of the noncontrolling interest was zero.

15.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months and six months ended June 30, 2012 was $5.6 million and $11.2 million, respectively, and for the three months and six months ended June 30, 2011 was $5.4 million and $10.8 million, respectively. During the six months ended June 30, 2012, the board of directors of BreitBurn GP, LLC (our "General Partner") granted approximately 0.9 million RPUs to employees of BreitBurn Management under the LTIP.  Our outside directors were granted less than 0.1 million RPUs under our LTIP during the six months ended June 30, 2012.  The fair market value of the RPUs granted during 2012 for computing compensation expense under FASB Accounting Standards averaged $19.62 per unit.

During the three months and six months ended June 30, 2012, we paid nothing for taxes withheld on RPUs vested during the period.  During the three months and six months ended June 30, 2011, we paid nothing and $1.4 million, respectively, for taxes withheld on RPUs vested during the period.

As of June 30, 2012, we had $28.4 million of total unrecognized compensation costs for all outstanding awards.  This amount is expected to be recognized over the period from July 1, 2012 to December 31, 2014. For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our Annual Report.

On May 18, 2012, we filed a registration statement on Form S-8 to register approximately 3.0 million Common Units available for issuance under our LTIP that were not previously registered.

16.  Subsequent Events

Acquisitions

On July 2, 2012, we completed the Element and CrownRock acquisitions to acquire oil and natural gas properties located in the Permian Basin in Texas with an effective date of March 1, 2012 for approximately $150 million and $70 million, respectively, subject to customary post-closing adjustments.

Distribution

On July 31, 2012, we announced a cash distribution to unitholders for the second quarter of 2012 at the rate of $0.4600 per Common Unit, to be paid on August 14, 2012 to our common unitholders of record as of the close of business on August 10, 2012.

INDEX

Commodity Derivatives

In July 2012, we exercised contracts and paid premiums of $2.5 million for swaption contracts entered into in April 2012 that provided options to hedge a total of 510,168 barrels of future crude oil production associated with the NiMin Acquisition at then-current NYMEX WTI market prices, ranging from $104.80 per barrel in 2012 to $88.45 per barrel in 2017.

In July 2012, we exercised contracts and paid premiums of $2.6 million for swaption contracts entered into in May 2012 that provided options to hedge a total of 634,485 barrels of future crude oil production associated with the Element and CrownRock acquisitions at then-current NYMEX WTI market prices, ranging from $98.35 per barrel in 2012 to $87.80 per barrel in 2017.

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

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States.  Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located primarily in the Antrim Shale and other non-Antrim formations in Michigan, the Evanston and Green River Basins in southwestern Wyoming, the Wind River and Big Horn Basins in central Wyoming, the Powder River Basin in eastern Wyoming, the Los Angeles Basin in California, the Permian Basin in Texas, the Sunniland Trend in Florida and the New Albany Shale in Indiana and Kentucky.

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

In February 2012, we sold approximately 9.2 million Common Units at a price to the public of $18.80, resulting in proceeds net of underwriting discounts and estimated offering expenses of $166.0 million, which we used to repay outstanding debt under our credit facility.

On February 14, 2012, we paid a cash distribution for the fourth quarter of 2011 of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit.

In April 2012, our borrowing base was redetermined and increased from $787.5 million to $850.0 million. Our next semi-annual borrowing base redetermination is scheduled for October 2012.

In May 2012, we entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the permitted amount of senior unsecured notes we may issue from $700 million to $1 billion.

On May 14, 2012, we paid a cash distribution for the first quarter of 2012 of approximately $31.5 million to our common unitholders of record as of the close of business on May 7, 2012. The distribution that was paid to unitholders was $0.4550 per Common Unit.

INDEX

On July 31, 2012, we announced a cash distribution to unitholders for the second quarter of 2012 at the rate of $0.4600 per Common Unit, to be paid on August 14, 2012 to our common unitholders of record as of the close of business on August 10, 2012.

2012 Acquisitions

On June 28, 2012, we completed the acquisition of oil properties located in Park County in the Big Horn Basin of Wyoming from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin, with an effective date of April 1, 2012. The properties are 100% oil and produced approximately 500 Boe/d in the second quarter of 2012. The purchase price for this acquisition was approximately $93 million.

On July 2, 2012, we completed the Element and CrownRock acquisitions to acquire oil and natural gas properties located in the Permian Basin in Texas with an effective date of March 1, 2012 for approximately $150 million and $70 million, respectively, subject to customary post-closing adjustments. The properties are 56% oil and produced approximately 1,940 Boe/day in the second quarter of 2012.

Operational Focus and Capital Expenditures

 In the first six months of 2012, our oil and natural gas capital expenditures totaled $44 million, compared to approximately $37 million in the first six months of 2011.  We spent approximately $21 million in Florida, $14 million in California, $6 million in Wyoming and $3 million in Michigan, Indiana and Kentucky.  In the first six months of 2012, we drilled and completed six wells in California, three wells in Wyoming and one well in Florida and completed 18 workovers in Michigan and seven workovers in Wyoming. In the first six months of 2012, we also completed two facility optimization projects in California, two in Michigan and one in Indiana.

In 2012, our crude oil and natural gas capital spending program, including projects for our properties acquired in 2012, is expected to be approximately $137 million, compared to $75 million in 2011. This reflects our original capital program of $68 million, a $19 million increase to our program in April 2012 to pursue attractive oil drilling opportunities in California where we receive Brent-based pricing, which has been above WTI for the past year, and an additional $50 million increase based on our recent acquisitions and our ongoing review. Of the $50 million, we plan to spend approximately $30 million to develop our recently acquired properties in the Permian Basin in Texas and the Big Horn Basin in Wyoming and the remaining $20 million on our legacy properties in Florida, Wyoming, California and Michigan. Based on our revised capital spending program, we expect our 2012 production to be between approximately 8.3 MMBoe and 8.6 MMBoe.

Commodity Prices

In the second quarter of 2012, the WTI spot price averaged $93 per barrel, compared with approximately $102 per barrel in the second quarter of 2011.  In the first six months of 2012, the WTI spot price averaged $98 per barrel, compared with $98 per barrel a year earlier.  The average WTI spot price in July 2012 was approximately $88 per barrel.  In 2011, the WTI spot price averaged approximately $95 per barrel.

In the second quarter of 2012, the Henry Hub natural gas spot price averaged $2.29 per MMBtu compared with approximately $4.38 per MMBtu in the second quarter of 2011.  In the first six months of 2012, the Henry Hub natural gas price averaged $2.36 per MMBtu, compared with $4.29 per MMBtu a year earlier. The Henry Hub natural gas spot price in July 2012 averaged approximately $2.95 per MMBtu.  In 2011, the Henry Hub natural gas spot price averaged $4.00 per MMBtu and ranged from a low of $2.84 per MMBtu to a high of $4.92 per MMBtu.

Natural gas prices have declined substantially in the last year. We have hedged more than two-thirds of our expected 2012 natural gas production at an average price of $7.10 per MMBtu. See Note 3 to the consolidated financial statements in this report for a summary of our natural gas derivative contracts through 2016. Sustained low prices for natural gas may reduce the amounts that we would otherwise have available to pay expenses, make distributions to our unitholders and service our indebtedness.

INDEX

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC's properties and operations.

On May 8, 2012, Pacific Coast Oil Trust (the "Trust"), which was formed by PCEC, completed its initial public offering (the "Trust IPO").  We have no direct or indirect ownership interest in PCEC or the Trust.  As part of the Trust IPO, PCEC conveyed net profits interests in its oil and natural gas production from certain of its properties to the Trust in exchange for Trust units.  PCEC's assets consist primarily of producing and non-producing crude oil reserves located in Santa Barbara, Los Angeles and Orange Counties in California, including certain interests in the East Coyote and Sawtelle Fields.  Prior to the Trust IPO, PCEC operated the East Coyote and Sawtelle Fields for the benefit of itself and us, who owned the non-operated interests in the East Coyote and Sawtelle Fields.  PCEC owned an average working interest of approximately 5% in the two fields and held a reversionary interest in both fields, which was expected to result in an increase in PCEC's ownership interests in the properties during the second quarter of 2012.
Effective April 1, 2012 and pursuant to an agreement with us, PCEC's ownership interest in both of these fields was increased. As a result of that agreement, our average working interest in both fields decreased from approximately 95% to approximately 62%.  In addition, we became the operator of both these fields and will no longer pay an operating fee to PCEC.
On May 8, 2012, BreitBurn Management entered into the Third Amended and Restated Administrative Services Agreement with PCEC, pursuant to which the parties agreed to increase the monthly fee charged by BreitBurn Management to PCEC for indirect costs. Prior to the Trust IPO, the 2012 monthly fee charged by BreitBurn Management to PCEC for indirect costs was set at $571,000, and the two parties agreed to increase that monthly fee to $700,000.  The new monthly fee will be in effect from April 1, 2012 through August 31, 2014 and will be redetermined biannually thereafter.  In connection with the Trust IPO, we also amended the Omnibus Agreement with PCEC to remove our right of first offer with respect to the sale of assets by PCEC.

INDEX

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
Thousands of dollars, except as indicated	2012	2011	Decrease	%	2012	2011	Decrease	%
Total production (MBoe)	1,953	1,662	291	18%	3,940	3,291	649	20%
Oil and NGLs (MBoe)	815	782	33	4%	1,674	1,555	119	8%
Natural gas (MMcf)	6,824	5,277	1,547	29%	13,593	10,415	3,178	31%
Average daily production (Boe/d)	21,457	18,265	3,192	17%	21,647	18,182	3,465	19%
Sales volumes (MBoe)	2,013	1,621	392	24%	3,912	3,303	609	18%

Average realized sales price (per Boe) (a) (b)	$59.54	$57.29	$2.25	4%	$59.12	$58.05	$1.07	2%
Oil and NGLs (per Boe) (a) (b)	92.08	79.48	12.60	16%	91.27	76.49	14.78	19%
Natural gas (per Mcf) (a)	5.74	6.42	(0.68)	(11)%	5.96	6.89	(0.93)	(13)%

Oil, natural gas and NGLs sales	$94,981	$94,742	$239	—%	$188,988	$187,317	$1,671	1%
Realized gain (loss) on commodity derivative instruments	25,063	(1,751)	26,814	n/a	42,654	4,692	37,962	n/a
Unrealized gain (loss) on commodity derivative instruments	82,225	48,234	33,991	70%	28,629	(64,386)	93,015	n/a
Other revenues, net	907	1,143	(236)	(21)%	2,052	2,041	11	1%
Total revenues	203,176	142,368	60,808	43%	262,323	129,664	132,659	102%

Lease operating expenses before taxes (c)	39,122	31,605	7,517	24%	77,195	60,513	16,682	28%
Production and property taxes (d)	6,525	6,195	330	5%	14,098	11,964	2,134	17%
Total lease operating expenses	45,647	37,800	7,847	21%	91,293	72,477	18,816	26%

Purchases and other operating costs	647	268	379	141%	1,017	422	595	141%
Change in inventory	2,600	(1,860)	4,460	n/a	(155)	120	(275)	n/a
Total operating costs	$48,894	$36,208	$12,686	35%	$92,155	$73,019	$19,136	26%

Lease operating expenses before taxes per Boe	$20.03	$19.02	$1.01	5%	$19.59	$18.39	$1.20	7%
Production and property taxes per Boe	3.34	3.73	(0.39)	(10)%	3.58	3.64	(0.06)	(2)%
Total lease operating expenses per Boe	23.37	22.75	0.62	3%	23.17	22.03	1.14	5%

Depletion, depreciation and amortization (DD&A)	$33,517	$25,025	$8,492	34%	$71,798	$49,666	$22,132	45%
DD&A per Boe	17.16	15.06	2.10	14%	18.22	15.09	3.13	21%

(a) Includes realized gain (loss) on commodity derivative instruments.
(b) Includes crude oil purchases.
(c) Includes lease operating expenses, district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

INDEX

Comparison of Results for the Three Months and Six Months Ended June 30, 2012 and 2011

The variances in our results were due to the following components:

Production

For the three months ended June 30, 2012, production was 1,953 MBoe compared to 1,662 MBoe for the same period a year ago, primarily due to 370 MBoe from our southwestern Wyoming properties acquired in October 2011 and 59 MBoe from our eastern Wyoming properties acquired in July 2011, partially offset by 120 MBoe lower Michigan production primarily related to lower natural gas production due to natural field declines. California production decreased by 16 MBoe primarily due to a 33 MBoe decrease in production at Sawtelle and East Coyote fields principally as a result of a reduction in our working interests from 95% to 62% attributable to a payout reversion that was effective April 1, 2012, partially offset by an increase in Santa Fe Springs production.

For the six months ended June 30, 2012, production was 3,940 MBoe compared to 3,291 MBoe for the same period a year ago, primarily due to 728 MBoe from our southwestern Wyoming properties acquired in October 2011 and 124 MBoe from our eastern Wyoming properties acquired in July 2011, partially offset by 208 MBoe lower Michigan production primarily related to lower natural gas production due to natural field declines. California production decreased by 8 MBoe primarily due to a 33 MBoe decrease in production at Sawtelle and East Coyote fields principally as a result of a reduction in our working interests from 95% to 62% attributable to a payout reversion that was effective April 1, 2012, partially offset by an increase in Santa Fe Springs production.

Revenues

Total oil, natural gas liquids ("NGLs") and natural gas sales revenues increased $0.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Crude oil and NGLs revenues increased $8.1 million due to 392 MBoe higher crude oil sales volumes, primarily due to higher oil production from our eastern Wyoming properties and one additional Florida sale during the three months ended June 30, 2012, partially offset by lower crude oil prices for the three months ended June 30, 2012, and $3.5 million lower Sawtelle and East Coyote revenue primarily due to a decrease in our working interests from 95% to 62%  attributable to a payout reversion that was effective April 1, 2012. Natural gas revenues decreased $7.8 million primarily due to lower natural gas prices partially offset by 29% higher sales volumes primarily due to production from our southwestern Wyoming properties.

Realized gains from commodity derivative instruments during the three months ended June 30, 2012 were $25.1 million compared to realized losses of $1.8 million during the three months ended June 30, 2011, which primarily reflects lower crude oil and natural gas prices during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Unrealized gains on commodity derivative instruments during the three months ended June 30, 2012 were $82.2 million compared to unrealized gains of $48.2 million during the three months ended June 30, 2011.  Crude oil unrealized gains of $112.1 million during the three months ended June 30, 2012 were primarily due to a larger decrease in crude oil futures prices and the effect those prices had on the valuation of our derivative contracts, compared to gains of $52.6 million during the three months ended June 30, 2011 primarily due to a smaller decrease in crude oil futures prices during the period. Natural gas unrealized losses of $29.9 million and $4.4 million during the three months ended June 30, 2012 and June 30, 2011, respectively, were primarily due to a larger increase in natural gas futures prices during the three months ended June 30, 2012 compared to the increase during the three months ended June 30, 2011.

Realized prices for crude oil and NGLs, including realized gains and losses on crude oil derivative instruments, increased $12.60 per Boe, or 16%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Realized prices for natural gas, including realized gains and losses on natural gas derivative instruments, decreased $0.68 per Mcf, or 11%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Total oil, NGLs and natural gas sales revenues increased $1.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Crude oil and NGLs revenues increased $12.7 million due to higher sales volumes, primarily due to oil production from our eastern Wyoming properties and higher crude oil prices, partially offset by $3.2 million lower Sawtelle and East Coyote revenue primarily due to a decrease in our working interests from 95% to 62% attributable to a payout reversion that was effective April 1, 2012. Natural gas revenues decreased $11.0 million primarily

INDEX

due to lower natural gas prices partially offset by 31% higher sales volumes primarily due to production from our southwestern Wyoming properties.

Realized gains from commodity derivative instruments during the six months ended June 30, 2012 were $42.7 million compared to realized gains of $4.7 million during the six months ended June 30, 2011, which primarily reflects lower natural gas prices and higher average crude oil hedge price during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Unrealized gains on commodity derivative instruments during the six months ended June 30, 2012 were $28.6 million compared to unrealized losses of $64.4 million during the six months ended June 30, 2011.  Crude oil unrealized gains of $48.0 million during the six months ended June 30, 2012 were primarily due to a decrease in crude oil futures prices and the effect those prices had on the valuation of our derivative contracts, compared to losses of $43.9 million during the six months ended June 30, 2011 primarily due to an increase in crude oil futures prices during the period. Natural gas unrealized losses were $19.4 million and $20.5 million during the six months ended June 30, 2012 and June 30, 2011, respectively.

Realized prices for crude oil and NGLs, including realized gains and losses on crude oil derivative instruments, increased $14.78 per Boe, or 19%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Realized prices for natural gas, including realized gains and losses on natural gas derivative instruments, decreased $0.93 per Mcf, or 13%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended June 30, 2012 increased $7.5 million compared to the three months ended June 30, 2011.  The increase in pre-tax lease operating expenses reflects $4.6 million of lease operating expenses for our newly acquired southwestern and eastern Wyoming properties, with the remaining increase primarily due to higher California well services and higher Florida fuel and utilities costs. The increase in California well services is partially offset by lower routine lease operating expenses at Sawtelle and East Coyote as a result of a reduction in our working interests from 95% to 62% attributable to a payout reversion that was effective April 1, 2012. On a per Boe basis, pre-tax lease operating expenses were $20.03 per Boe for the three months ended June 30, 2012 compared to $19.02 per Boe for the three months ended June 30, 2011.

Production and property taxes for the three months ended June 30, 2012 totaled $6.5 million, which was $0.3 million higher than the three months ended June 30, 2011, primarily due to higher crude oil and natural gas production primarily attributable to the activity from our new properties in southwestern and eastern Wyoming, partially offset by lower crude oil and natural gas prices.  On a per Boe basis, production and property taxes for the three months ended June 30, 2012 were $3.34 per Boe, which was 10% lower than the three months ended June 30, 2011.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the six months ended June 30, 2012 increased $16.7 million compared to the six months ended June 30, 2011.  The increase in pre-tax lease operating expenses reflects our newly acquired southwestern and eastern Wyoming properties, higher California well services and higher Florida fuel and utilities costs. The increase in California well services is partially offset by lower routine lease operating expenses at Sawtelle and East Coyote as a result of a reduction in our working interests from 95% to 62% attributable to a payout reversion that was effective April 1, 2012. On a per Boe basis, pre-tax lease operating expenses were $19.59 per Boe for the six months ended June 30, 2012 compared to $18.39 per Boe for the six months ended June 30, 2011.

Production and property taxes for the six months ended June 30, 2012 totaled $14.1 million, which was $2.1 million higher than the six months ended June 30, 2011, primarily due to higher crude oil and natural gas production relating to our acquired properties in southwestern and eastern Wyoming, partially offset by lower natural gas prices during the six months ended June 30, 2012.  On a per Boe basis, production and property taxes for the six months ended June 30, 2012 were $3.58 per Boe, which was 2% lower than the six months ended June 30, 2011.

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

For the three months ended June 30, 2012 and 2011, the change in inventory account amounted to a charge of $2.6 million and a credit of $1.9 million, respectively.  The charge to inventory during the three months ended June 30, 2012 reflects the higher amount of barrels sold than produced during the period due to the timing of Florida sales, and the credit to inventory during the three months ended June 30, 2011 reflects the higher amount of barrels produced than sold during the period.

For the six months ended June 30, 2012 and 2011, the change in inventory account amounted to a credit of $0.2 million and a charge of $0.1 million, respectively.  The credit to inventory during the six months ended June 30, 2012 reflects the slightly higher amount of barrels produced than sold during the period, and the charge to inventory during the six months ended June 30, 2011 reflects the slightly higher amount of barrels sold than produced during the period.

Depletion, depreciation and amortization

Depletion, depreciation and amortization ("DD&A") expense totaled $33.5 million, or $17.16 per Boe, during the three months ended June 30, 2012, an increase of approximately 34% from the same period a year ago.  The increase in DD&A expense compared to last year was primarily due to higher crude oil and natural gas production from 2011 acquisitions and impairments. The three months ended June 30, 2012 included $3.3 million of impairments, including $2.1 million related to uneconomic proved properties in Michigan due to lower natural gas prices and $1.2 million related to a field in California due to lower crude oil prices. On a per Boe basis, excluding impairments, DD&A expense was $15.48, a 3% increase from the same period a year ago.

DD&A expense totaled $71.8 million, or $18.22 per Boe, during the six months ended June 30, 2012, an increase of approximately 45% from the same period a year ago.  The increase in DD&A expense compared to last year was primarily due to $11.6 million in impairments recognized during the first six months of 2012, primarily related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to lower natural gas prices and $2.3 million related to a field in California due to lower crude oil prices. On a per Boe basis, excluding impairments, DD&A expense was $15.27, a 1% increase from the same period a year ago.

General and administrative expenses

Our general and administrative ("G&A") expenses totaled $12.9 million and $11.7 million for the three months ended June 30, 2012 and 2011, respectively.  This included $5.6 million and $5.4 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $7.3 million and $6.3 million for the three months ended June 30, 2012 and 2011, respectively.  The increase was primarily due to additional employee costs attributable to our 2011 acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.75 and $3.74 for the three months ended June 30, 2012 and 2011, respectively.

Our G&A expenses totaled $26.6 million and $24.1 million for the six months ended June 30, 2012 and 2011, respectively.  This included $11.2 million and $10.8 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $15.4 million and $13.3 million for the six months ended June 30, 2012 and 2011, respectively.  The increase was primarily due to additional employee costs attributable to our 2011 acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.91 and $4.03 for the six months ended June 30, 2012 and 2011, respectively.

Interest expense, net of amounts capitalized

Our interest expense totaled $14.1 million and $9.1 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in interest expense was primarily due to $4.9 million of interest related to the 2022 Senior Notes

INDEX

issued in January 2012.

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates.  See Note 3 to the consolidated financial statements in this report for a discussion of our interest rate derivative contracts.  We had realized losses of $0.8 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $0.6 million and unrealized losses of $1.2 million for the three months ended June 30, 2012 and 2011, respectively, relating to our interest rate derivative contracts.

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $13.6 million and $8.9 million for the three months ended June 30, 2012 and 2011, respectively.

Our interest expense totaled $27.9 million and $18.5 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in interest expense was primarily due to $9.1 million of interest related to the 2022 Senior Notes issued in January 2012. We had realized losses of $1.5 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively, relating to our interest rate derivative contracts.  We had unrealized gains of $0.8 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, relating to our interest rate derivative contracts.

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $26.8 million and $18.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

On June 28, 2012, we completed the NiMin acquisition of oil properties located in Park County in the Big Horn Basin of Wyoming with an effective date of April 1, 2012 for approximately $93 million. We used borrowings under our credit facility to fund the acquisition.

On July 2, 2012, we completed the Element and CrownRock acquisitions to acquire oil and natural gas properties located in the Permian Basin in Texas with an effective date of March 1, 2012 for approximately $150 million and $70 million, respectively, subject to customary post-closing adjustments.

In 2012, our crude oil and natural gas capital spending program, including projects for our properties acquired in 2012, is expected to be approximately $137 million, which is an increase of approximately $69 million from the program discussed in our Annual Report. This compares with approximately $75 million in 2011. The additions to our 2012 capital spending program are primarily to develop our recently acquired properties in the Permian Basin in Texas and the Big Horn Basin in Wyoming and to pursue attractive project opportunities in our legacy properties.

Equity Offering

In February 2012, we sold approximately 9.2 million Common Units at a price to the public of $18.80, resulting in proceeds, net of underwriting discounts and offering expenses, of $166.0 million, which we used to repay outstanding debt under our credit facility.

INDEX

Distributions

On February 14, 2012, we paid a cash distribution of approximately $27.0 million for the fourth quarter of 2011 to our common unitholders of record as of the close of business on February 6, 2012 at the rate of $0.4500 per Common Unit. On May 14, 2012, we paid a cash distribution for the first quarter of 2012 of approximately $31.5 million to our common unitholders of record as of the close of business on May 7, 2012 at the rate of $0.4550 per Common Unit. On July 31, 2012, we announced a cash distribution to unitholders for the second quarter of 2012 at the rate of $0.4600 per Common Unit, to be paid on August 14, 2012 to our common unitholders of record as of the close of business on August 10, 2012.

Cash Flows

Operating activities.  Our cash flow from operating activities for the six months ended June 30, 2012 was $100.6 million, compared to $87.5 million for the six months ended June 30, 2011. The increase in cash flow from operating activities was primarily due to collection of a $10 million settlement receivable from our insurance companies, higher realized gains on commodity derivative instruments and the effect of our 2011 acquisitions on operating income, partially offset by $7 million in premiums paid for natural gas swaps and put options during the six months ended June 30, 2012.

Investing activities.  Net cash used in investing activities during the six months ended June 30, 2012 and June 30, 2011 was $151.5 million and $35.0 million, respectively. During the six months ended June 30, 2012 and 2011, we spent $37 million and $35 million, respectively, on capital expenditures, primarily for drilling and completion activities.  During the six months ended June 30, 2012, we paid $93 million for the NiMin Acquisition and paid a $22 million deposit in connection with our acquisition of oil and natural gas properties from Element and CrownRock.

Financing activities.  Net cash provided by and used in financing activities for the six months ended June 30, 2012 and June 30, 2011 was $49.7 million and $53.4 million, respectively.  During the six months ended June 30, 2012, we reduced our outstanding borrowings under our credit facility by approximately $295 million, primarily using net proceeds from the issuance of the 2022 Senior Notes in January 2012 and the offering of Common Units in February 2012. We had total outstanding borrowings, net of unamortized discount on our senior notes, of $774 million at June 30, 2012 and $821 million at December 31, 2011.  For the six months ended June 30, 2012, we issued $166 million in Common Units, made cash distributions of $61 million, borrowed $539 million and repaid $586 million under our credit facility.  For the six months ended June 30, 2011, we issued $100 million in Common Units, made cash distributions of $49 million, borrowed $134 million and repaid $235 million under our credit facility.

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

In January 2012, the Issuers and certain of our subsidiaries, as Guarantors, issued $250 million in aggregate principal amount of 7.875% Senior Notes due 2022 at a price of 99.154%. We received net proceeds of approximately $242.3 million (after deducting estimated fees and offering expenses) and used the proceeds to repay amounts outstanding under our credit facility.

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

INDEX

On May 25, 2012, we entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the permitted amount of senior unsecured notes we may issue from $700 million to $1 billion.

As of June 30, 2012 and August 7, 2012, we had $225.0 million and $421.0 million, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement and a borrowing base of $850.0 million, at each date.

As of June 30, 2012, the lending group under the Second Amended and Restated Credit Agreement included 14 banks.  Of the $850.0 million in total commitments under the credit facility, Wells Fargo Bank National Association held approximately 19.9% of the commitments.  Ten banks held between 5% and 7.5% of the commitments, including Union Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Houston Branch, Citibank, N.A., Royal Bank of Canada, U.S. Bank National Association, Bank of Scotland plc, Barclays Bank PLC, The Royal Bank of Scotland plc and Credit Suisse AG, Cayman Islands Branch, with each of the remaining lenders holding less than 5% of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make distributions unless after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. In addition, the Second Amended and Restated Credit Agreement requires us to maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last 12-month basis, of no more than 4.00 to 1.00 and a current ratio as of the last day of each quarter, of not less than 1.00 to 1.00. As of June 30, 2012, we were in compliance with these covenants.

EBITDAX is not a defined GAAP measure. The Second Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, depletion, depreciation and amortization, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit-based compensation expense, loss or gain on sale of assets (excluding gain or loss on monetization of derivative instruments), cumulative effect of changes in accounting principles, cash distributions received from our unrestricted entities (as defined in the Second Amended and Restated Credit Agreement) and excluding income from our unrestricted entities.

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

Contractual Obligations

Except for the issuance of the 2022 Senior Notes, the pay down of debt under our credit facility and the Fifth Amendment to the credit facility, we had no material changes to our financial contractual obligations during the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012 and December 31, 2011.

New Accounting Standards

See Note 2 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II—Item 7A in our Annual Report.  Also, see Note 3 and Note 16 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative contracts as of June 30, 2012.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $166.8 million and $131.2 million at June 30, 2012 and December 31, 2011, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at June 30, 2012 would have decreased by approximately $162 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at June 30, 2012 would have increased by approximately $175 million.

Price risk sensitivities were calculated by assuming across-the-board increases in price of $10.00 per barrel for oil and $1.00 per Mcf for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amounts given due to decreasing volatility for longer dated contracts.

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $3.6 million and $4.4 million at June 30, 2012 and December 31, 2011, respectively.  With a 1% increase in the LIBOR rate, our net interest rate derivative instrument liability at June 30, 2012 would have decreased by approximately $2 million. With a 1% decrease in the LIBOR rate to a minimum rate of zero, our net liability at June 30, 2012 would have increased by approximately $1 million.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5
Amendment No.4 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. dated as of April 5, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2010).

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
4.1
Indenture, dated as of October 6, 2010, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.2
Indenture, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 13, 2012).

4.3
Registration Rights Agreement, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-33055) filed on January 13, 2012).

10.1*	Dissolution Agreement, dated May 8, 2012, by and among BreitBurn Energy Partners L.P., Pacific Coast Energy Company LP, BEP (GP) I, LLC and BreitBurn Energy Partners I, L.P.
10.2*	Amendment No. 1 to BEPI Partnership Agreement, dated May 8, 2012, by and between BEP (GP) I, LLC and BreitBurn Energy Partners L.P.
10.3*	Third Amended and Restated Administrative Services Agreement, dated May 8, 2012, by and between Pacific Coast Energy Company L.P. and BreitBurn Management Company, LLC.
10.4*
First Amendment to Omnibus Agreement, dated May 8, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn GP, LLC, BreitBurn Management Company, LLC, Pacific Coast Energy Company L.P., Pacific Coast Energy Holdings LLC and PCEC (GP) LLC.

10.5
Purchase and Sale Agreement, dated April 24, 2012, among Legacy Energy, Inc., NiMin Energy Corp. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 27, 2012).

10.6
Purchase and Sale Agreement, dated May 9, 2012, between Element Petroleum, L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on May 11, 2012).

10.7
Purchase and Sale Agreement, dated May 9, 2012, between CrownRock, L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on May 11, 2012).

10.8
First Amendment to Purchase and Sale Agreement, dated June 28, 2012, between Legacy Energy, Inc., NiMin Energy Corp. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on June 29, 2012).

10.9
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated May 25, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on June 29, 2012.

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

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	August 8, 2012	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 8, 2012	By:	/s/ James G. Jackson
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

3.5
Amendment No.4 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. dated as of April 5, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2010).

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

4.1
Indenture, dated as of October 6, 2010, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.2
Indenture, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 13, 2012).

4.3
Registration Rights Agreement, dated as of January 13, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-33055) filed on January 13, 2012).

10.1*	Dissolution Agreement, dated May 8, 2012, by and among BreitBurn Energy Partners L.P., Pacific Coast Energy Company LP, BEP (GP) I, LLC and BreitBurn Energy Partners I, L.P.
10.2*	Amendment No. 1 to BEPI Partnership Agreement, dated May 8, 2012, by and between BEP (GP) I, LLC and BreitBurn Energy Partners L.P.
10.3*	Third Amended and Restated Administrative Services Agreement, dated May 8, 2012, by and between Pacific Coast Energy Company L.P. and BreitBurn Management Company, LLC.
10.4*
First Amendment to Omnibus Agreement, dated May 8, 2012, by and among BreitBurn Energy Partners L.P., BreitBurn GP, LLC, BreitBurn Management Company, LLC, Pacific Coast Energy Company L.P., Pacific Coast Energy Holdings LLC and PCEC (GP) LLC.

10.5
Purchase and Sale Agreement, dated April 24, 2012, among Legacy Energy, Inc., NiMin Energy Corp. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 27, 2012).

10.6
Purchase and Sale Agreement, dated May 9, 2012, between Element Petroleum, L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on May 11, 2012).

10.7
Purchase and Sale Agreement, dated May 9, 2012, between CrownRock, L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on May 11, 2012).

10.8
First Amendment to Purchase and Sale Agreement, dated June 28, 2012, between Legacy Energy, Inc., NiMin Energy Corp. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on June 29, 2012).

10.9
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated May 25, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on June 29, 2012.

INDEX

NUMBER	DOCUMENT
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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