Form 10-Q
period 2013-03-31
BreitBurn Energy Partners L.P.
filed 2013-05-03
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Yes ☐     No ☒

As of May 3, 2013, the registrant had 99,679,996 Common Units outstanding.

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “believe,” “estimate,” “impact,” “future,” “affect,” “expect,” “will,” “plan,” “anticipate,” variations of such words and words of similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

Thousands	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$7,610	$4,507
Accounts and other receivables, net	58,473	67,862
Derivative instruments (note 3)	17,844	34,018
Related party receivables (note 4)	1,147	1,413
Inventory (note 5)	7,465	3,086
Prepaid expenses	1,576	2,779
Total current assets	94,115	113,665
Equity investments	7,133	7,004
Property, plant and equipment
Oil and gas properties	3,411,617	3,363,946
Other assets	15,325	14,367
	3,426,942	3,378,313
Accumulated depletion and depreciation (note 7)	(712,545)	(666,420)
Net property, plant and equipment	2,714,397	2,711,893
Other long-term assets
Derivative instruments (note 3)	48,144	55,210
Other long-term assets	25,630	27,722

Total assets	$2,889,419	$2,915,494

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$42,159	$42,497
Derivative instruments (note 3)	11,691	5,625
Revenue and royalties payable	21,038	22,262
Wages and salaries payable	5,282	10,857
Accrued interest payable	28,344	13,002
Accrued liabilities	27,060	20,997
Total current liabilities	135,574	115,240

Credit facility (note 8)	85,000	345,000
Senior notes, net (note 8)	755,697	755,696
Deferred income taxes (note 10)	2,466	2,487
Asset retirement obligation (note 11)	99,792	98,480
Derivative instruments (note 3)	4,421	4,393
Other long-term liabilities	4,576	4,662
Total liabilities	1,087,526	1,325,958
Commitments and contingencies (note 12)
Equity
Partners' equity (note 13)	1,801,893	1,589,536

Total liabilities and equity	$2,889,419	$2,915,494

Common units issued and outstanding	99,680	84,668

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended
	March 31,
Thousands of dollars, except per unit amounts	2013	2012
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$120,362	$94,007
Loss on commodity derivative instruments, net (note 3)	(24,176)	(36,005)
Other revenue, net	758	1,145
Total revenues and other income items	96,944	59,147
Operating costs and expenses
Operating costs	52,153	43,261
Depletion, depreciation and amortization	47,790	38,281
General and administrative expenses	14,863	13,674
(Gain) loss on sale of assets	(9)	125
Total operating costs and expenses	114,797	95,341

Operating loss	(17,853)	(36,194)

Interest expense, net of capitalized interest	18,419	13,800
Loss on interest rate swaps (note 3)	—	494
Other income, net	(2)	(4)

Loss before taxes	(36,270)	(50,484)

Income tax expense (benefit) (note 10)	30	(559)

Net loss	(36,300)	(49,925)

Less: Net income attributable to noncontrolling interest	—	(45)

Net loss attributable to the partnership	$(36,300)	$(49,970)

Basic net loss per unit (note 13)	$(0.38)	$(0.76)
Diluted net loss per unit (note 13)	$(0.38)	$(0.76)

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Thousands of dollars	2013	2012
Cash flows from operating activities
Net loss	$(36,300)	$(49,925)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	47,790	38,281
Unit-based compensation expense	4,808	5,591
Unrealized loss on derivative instruments	29,334	53,432
Income from equity affiliates, net	(129)	154
Deferred income taxes	(21)	(779)
(Gain) loss on sale of assets	(9)	125
Other	905	809
Changes in net assets and liabilities
Accounts receivable and other assets	11,455	30,670
Inventory	(4,379)	(4,505)
Net change in related party receivables and payables	266	2,085
Accounts payable and other liabilities	5,132	(4,639)
Net cash provided by operating activities	58,852	71,299
Cash flows from investing activities
Capital expenditures	(38,143)	(14,054)
Proceeds from sale of assets	9	507
Property acquisitions	(2,503)	—
Net cash used in investing activities	(40,637)	(13,547)
Cash flows from financing activities
Issuance of common units	285,152	166,155
Distributions	(40,602)	(28,130)
Proceeds from long-term debt	72,000	310,885
Repayments of long-term debt	(332,000)	(498,000)
Change in bank overdraft	338	(2,097)
Debt issuance costs	—	(5,513)
Net cash used in financing activities	(15,112)	(56,700)
Increase in cash	3,103	1,052
Cash beginning of period	4,507	5,328
Cash end of period	$7,610	$6,380

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at March 31, 2013, our operating results for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012, have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto presented in our Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

2.  Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of a company’s financial statements to understand the effect of those arrangements on its financial position. We are required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update was effective January 1, 2013 and requires retrospective application. We adopted this ASU, which expanded our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.

3.  Financial Instruments

Our risk management programs are intended to reduce our exposure to commodity prices and interest rates and to assist with stabilizing cash flows and distributions.  Routinely, we utilize derivative financial instruments to reduce this volatility. To the extent we have hedged a significant portion of our expected production through commodity derivative instruments and the cost for goods and services increases, our margins would be adversely affected.

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for cash flow hedges under FASB Accounting Standards.  Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges for financial reporting purposes, and instead we recognize changes in fair value immediately in earnings.

INDEX

We had the following commodity derivative contracts in place at March 31, 2013:

	Year
	2013	2014	2015	2016	2017
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	5,270	4,814	5,189	2,611	1,472
Average Price ($/Bbl)	$91.45	$93.07	$94.67	$89.60	$86.32
Fixed Price Swaps - ICE Brent
Hedged Volume (Bbl/d)	4,200	4,800	3,300	4,300	298
Average Price ($/Bbl)	$97.57	$98.88	$97.73	$95.17	$97.50
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	500	1,000	1,000	—	—
Average Floor Price ($/Bbl)	$77.00	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$103.10	$112.00	$113.50	$—	$—
Collars - ICE Brent
Hedged Volume (Bbl/d)	—	—	500	500	—
Average Floor Price ($/Bbl)	$—	$—	$90.00	$90.00	$—
Average Ceiling Price ($/Bbl)	$—	$—	$109.50	$101.25	$—
Puts - NYMEX WTI
Hedged Volume (Bbl/d)	1,000	500	500	1,000	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$90.00	$—
Total:
Hedged Volume (Bbl/d)	10,970	11,114	10,489	8,411	1,770
Average Price ($/Bbl)	$93.00	$95.17	$94.74	$92.52	$88.20

Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Hedged Volume (MMBtu/d)	37,000	7,500	7,500	7,000	—
Average Price ($/MMBtu)	$6.50	$6.00	$6.00	$4.51	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	21,100	38,600	43,200	20,700	5,571
Average Price ($/MMBtu)	$4.76	$4.80	$4.83	$4.24	$4.51
Puts - Henry Hub
Hedged Volume (MMBtu/d)	—	6,000	1,500	—	—
Average Price ($/MMBtu)	$—	$5.00	$5.00	$—	$—
Total:
Hedged Volume (MMBtu/d)	58,100	52,100	52,200	27,700	5,571
Average Price ($/MMBtu)	$5.87	$4.99	$5.00	$4.31	$4.51

Calls - Henry Hub
Hedged Volume (MMBtu/d)	30,000	15,000	—	—	—
Average Price ($/MMBtu)	$8.00	$9.00	$—	$—	$—
Deferred Premium ($/MMBtu)	$0.08	$0.12	$—	$—	$—

See Note 15 for a discussion of commodity derivative contracts entered into subsequent to March 31, 2013.

INDEX

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. In order to mitigate our interest rate exposure, we have entered into interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under our credit facility. As of December 31, 2011, we had an interest rate swap covering January 1, 2012 to December 20, 2012 for $100 million at a fixed rate of 1.1550% and an interest rate swap covering January 20, 2012 to January 20, 2014 for $100 million at 2.4800%. The first contract expired in December 2012. In the fourth quarter of 2012, we terminated the second contract and realized a loss of $2.5 million. As of December 31, 2012 and March 31, 2013, we had no interest rate swaps in place. We did not designate these interest rate derivative instruments as hedges for financial accounting purposes.

Fair Value of Financial Instruments

The following table presents the fair value of derivative instruments not designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of March 31, 2013
Assets
Current assets - derivative instruments	$2,571	$29,329	$(14,056)	$17,844
Other long-term assets - derivative instruments	36,329	26,456	(14,641)	48,144
Total assets	38,900	55,785	(28,697)	65,988

Liabilities
Current liabilities - derivative instruments	(24,241)	(1,506)	14,056	(11,691)
Long-term liabilities - derivative instruments	(15,890)	(3,172)	14,641	(4,421)
Total liabilities	(40,131)	(4,678)	28,697	(16,112)

Net assets (liabilities)	$(1,231)	$51,107	$—	$49,876

As of December 31, 2012
Assets
Current assets - derivative instruments	$4,270	$46,724	$(16,976)	$34,018
Other long-term assets - derivative instruments	38,919	33,443	(17,152)	55,210
Total assets	43,189	80,167	(34,128)	89,228

Liabilities
Current liabilities - derivative instruments	(21,665)	(936)	16,976	(5,625)
Long-term liabilities - derivative instruments	(18,769)	(2,776)	17,152	(4,393)
Total liabilities	(40,434)	(3,712)	34,128	(10,018)

Net assets	$2,755	$76,455	$—	$79,210

(a) Represents counterparty netting under derivative master agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the balance sheet.

INDEX

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended March 31, 2013
Realized gain (loss)	$(7,327)	$12,485	$—	$5,158
Unrealized loss	(3,987)	(25,347)	—	(29,334)
Net loss	$(11,314)	$(12,862)	$—	$(24,176)

Three Months Ended March 31, 2012
Realized gain (loss)	$(4,628)	$22,219	$(658)	$16,933
Unrealized gain (loss)	(64,023)	10,427	164	(53,432)
Net gain (loss)	$(68,651)	$32,646	$(494)	$(36,499)

(a) Included in loss on commodity derivative instruments, net on the consolidated statements of operations.
(b) Included in loss on interest rate swaps on the consolidated statements of operations.

FASB Accounting Standards define fair value, establish a framework for measuring fair value and establish required disclosures about fair value measurements.  They also establish a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels based upon how observable those inputs are.  We use valuation techniques that maximize the use of observable inputs and obtain the majority of our inputs from published objective sources or third-party market participants.  We incorporate the impact of nonperformance risk, including credit risk, into our fair value measurements.  The fair value hierarchy gives the highest priority of Level 1 to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority of Level 3 to unobservable inputs.  We categorize our fair value financial instruments based upon the objectivity of the inputs and how observable those inputs are.  The three levels of inputs are described further as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of March 31, 2013 and December 31, 2012, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months ended March 31, 2013 and March 31, 2012. Our policy is to recognize transfers between levels as of the end of the period.

Our Treasury/Risk Management group calculates the fair value of our commodity and interest rate swaps and options.  We compare these fair value amounts to the fair value amounts we receive from counterparties on a monthly basis.  Any differences are resolved and any required changes are recorded prior to the issuance of our financial statements.

The model we utilize to calculate the fair value of our commodity derivative instruments is a standard option pricing model.  Inputs to the option pricing model include fixed monthly commodity strike prices and volumes from each specific contract, commodity prices from commodity forward price curves, volatility, interest rate factors and time to expiry.  Model inputs are obtained from our counterparties and third-party data providers and are verified against published data when available (e.g., NYMEX).  Additional inputs to our Level 3 derivative instruments include option volatility, forward commodity prices and risk-free interest rates for present value discounting.  We use the standard swap contract valuation method to value our interest rate derivative instruments, and inputs include LIBOR forward interest rates, 1-month LIBOR rates and risk-free interest rates for present value discounting.

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(13,015)	$—	$(13,015)
Crude oil collars	—	—	3,837	3,837
Crude oil puts	—	—	7,947	7,947
Natural Gas
Natural gas swaps	—	49,681	—	49,681
Natural gas calls	—	—	(1,287)	(1,287)
Natural gas puts	—	—	2,713	2,713
Net Assets	$—	$36,665	$13,210	$49,876

As of December 31, 2012
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(12,413)	$—	$(12,413)
Crude oil collars	—	—	4,024	4,024
Crude oil calls	—	—	11,144	11,144
Natural Gas
Natural gas swaps	—	74,782	—	74,782
Natural gas collars	—	—	(1,489)	(1,489)
Natural gas calls	—	—	3,162	3,162
Net Assets	$—	$62,369	$16,841	$79,210

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended March 31,
	2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets:
Beginning balance	$15,169	$1,672	$8,509	$37,049
Realized gain (loss) (a)	—	(220)	1,689	10,921
Unrealized loss (a)	(3,385)	(26)	(5,025)	(16,388)
Ending balance	$11,784	$1,426	$5,173	$31,582

(a) Included in loss on commodity derivative instruments, net on the consolidated statements of operations.

During the periods presented, we had no changes in fair value of our derivative instruments classified as Level 3 related to purchases, sales, issuances or settlements.

INDEX

For Level 3 derivative instruments measured at fair value on a recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	March 31, 2013	Technique	Unobservable Input	Range
Oil Options	$11,784	Option Pricing Model	Oil forward commodity prices	$86.20/Bbl - $100.34/Bbl
			Oil volatility	16.57% - 19.12%
			Own credit risk	5%
Natural Gas Options	1,426	Option Pricing Model	Gas forward commodity prices	$3.98/MMBtu - $4.54/MMBtu
			Gas volatility	21.49% - 28.83%
			Own credit risk	5%
Total	$13,210

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of March 31, 2013, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, U.S Bank National Association, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2013, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of March 31, 2013, our largest derivative asset balances were with Credit Suisse Energy LLC, Wells Fargo Bank National Association and Citibank, N.A., which accounted for approximately 21%, 20% and 15% of our derivative asset balances, respectively.

4.  Related Party Transactions

BreitBurn Management Company, LLC (“BreitBurn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also provides administrative services to Pacific Coast Energy Company L.P., formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the first three months of 2013, the monthly fee paid by PCEC for indirect expenses was $700,000. The current monthly fee will be in effect through August 31, 2014 and, to the extent the term of the administrative services agreement is renewed, will be redetermined biannually thereafter.

At March 31, 2013 and December 31, 2012, we had current receivables of $1.0 million and $1.2 million, respectively, due from PCEC related to the administrative services agreement, employee-related costs and oil and gas sales made by PCEC on our behalf from certain properties.  For the three months ended March 31, 2013 and 2012, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $1.7 million, respectively, and charges for direct expenses including direct payroll and administrative costs totaled $2.1 million and $2.0 million, respectively.

At March 31, 2013 and December 31, 2012, we had receivables of $0.1 million and $0.2 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

INDEX

5.  Inventory

Our crude oil inventory from our Florida operations was $7.5 million at March 31, 2013 and $3.1 million at December 31, 2012.  In the three months ended March 31, 2013, we sold 115 gross MBbls and produced 204 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

Note 6. Acquisitions

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

The following unaudited pro forma financial information presents a summary of our combined statement of operations for the three months ended March 31, 2012, assuming the AEO Acquisition had been completed on January 1, 2012, including adjustments to reflect the allocation of the preliminary purchase price to the acquired net assets. The pro forma financial information is not necessarily indicative of the results of operations if the AEO acquisition had been effective January 1, 2012.

Pro Forma
Thousands of dollars, except per unit amounts	Three Months Ended March 31, 2012
Revenues	$66,582
Net loss attributable to partnership	(46,153)

Net loss per unit:
Basic	$(0.67)
Diluted	$(0.67)

Permian Basin Acquisitions

On July 2, 2012, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from Element Petroleum, LP and CrownRock, L.P for approximately $148 million and $70 million, respectively. On December 28, 2012, we completed the acquisition of additional oil and natural gas properties, additional net working interests and interests in undeveloped drilling locations in the Permian Basin in Texas from CrownRock, L.P., Lynden USA Inc. and Piedra Energy I, LLC for approximately $167 million, $25 million and $10 million, respectively. These purchase prices are subject to customary post-closing adjustments. The preliminary purchase prices for the 2012 Permian Basin acquisitions (the “Permian Basin Acquisitions”) were primarily allocated to oil and gas properties, and included $52.5 million of unproved oil and gas properties. We will finalize the purchase price allocations within one year of the acquisition dates. We have not presented pro forma financial information for the Permian Basin Acquisitions, as the impact of these acquisitions individually were not significant to our operating results for the three months ended March 31, 2012.

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

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and the outlook for market supply and demand conditions for crude oil and natural gas. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves, and are forecast using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2.5% per year. For impairment charges, the associated property’s expected future net cash flows are discounted using an estimated weighted average cost of capital that approximated 10%. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

During the three months ended March 31, 2013, we recorded no impairments. During the three months ended March 31, 2012, we recorded approximately $8.3 million related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to decreases in natural gas prices.

An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable, given the number of assumptions involved in these estimates. That is, favorable changes to some assumptions might have avoided the need to impair any assets in these periods, whereas unfavorable changes might have caused an additional unknown number of other assets to become impaired.

8.  Long-Term Debt

Credit Facility

BreitBurn Operating L.P. (“BOLP”), as borrower, and we and our wholly-owned subsidiaries, as guarantors, have a $1.5 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (as amended, the “Second Amended and Restated Credit Agreement”) with a maturity date of May 9, 2016.

In February 2013, we entered into the Seventh Amendment to the Second Amended and Restated Credit Agreement, which increased the percentage of expected oil and gas production volume that we are permitted to hedge under the terms of the credit facility.

As of March 31, 2013 and December 31, 2012, our borrowing base was $1 billion, and the aggregate commitment of all lenders was $900 million. We expect that our next borrowing base redetermination will be finalized in May 2013.

As of March 31, 2013 and December 31, 2012, we had $85 million and $345 million, respectively, in indebtedness outstanding under our credit facility. At March 31, 2013, the 1-month LIBOR interest rate plus an applicable spread was 1.9535% on the 1-month LIBOR portion of $85 million.

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

INDEX

leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The Second Amended and Restated Credit Agreement also permits us to terminate derivative contracts without obtaining the consent of the lenders in the credit facility, provided that the net effect of such termination plus the aggregate value of all dispositions of oil and gas properties made during such period, together, does not exceed 5% of the borrowing base, and the borrowing base will be automatically reduced by an amount equal to the net effect of the termination.

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

As of March 31, 2013 and December 31, 2012, we were in compliance with the credit facility’s covenants.

Senior Notes

We have $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “2020 Senior Notes”), which had a carrying value of $301.2 million, net of unamortized discount of $3.8 million as of March 31, 2013. In addition, we have $450 million in aggregate principal amount of 7.875% Senior Notes due 2022 (the “2022 Senior Notes”), which had a carrying value of $454.5 million, net of unamortized premium of $4.5 million as of March 31, 2013.

Interest on our senior notes is payable twice a year in April and October.

As of March 31, 2013, the fair value of the 2020 Senior Notes and 2022 Senior Notes was estimated to be $336.8 million and $482.3 million, respectively, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

As of March 31, 2013 and December 31, 2012, we were in compliance with the covenants on our senior notes.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended
	March 31,
Thousands of dollars	2013	2012
Credit agreement (including commitment fees)	$1,769	$1,760
Senior notes	15,436	10,788
Amortization of discount and deferred issuance costs	1,238	1,252
Capitalized interest	(24)	—
Total	$18,419	$13,800

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

In accordance with Rule 3-10 of Regulation S-X, we are not presenting condensed consolidating financial statements as we have no independent assets or operations; BreitBurn Finance Corporation, the subsidiary co-issuer that does not guarantee our senior notes, is a 100% owned finance subsidiary; all of our material subsidiaries are 100% owned, have guaranteed our senior notes, and all of the guarantees are full, unconditional, joint and several.

INDEX

Each guarantee of each of the 2020 Senior Notes and the 2022 Senior Notes is subject to release in the following customary circumstances:

(1)
a disposition of all or substantially all the assets of the guarantor subsidiary (including by way of merger or consolidation) to a third person, provided the disposition complies with the applicable indenture,

(2)
a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the applicable indenture and as a result the guarantor subsidiary ceases to be our subsidiary,

(3)	the designation by us of the guarantor subsidiary as an Unrestricted Subsidiary as defined in the applicable indenture,

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

10.  Income Taxes

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

Our deferred income tax liability was $2.5 million at each of March 31, 2013 and December 31, 2012, respectively.  The following table presents our income tax expense (benefit) for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
Thousands of dollars	2013	2012
Federal income tax expense (benefit)
Current	$2	$176
Deferred (a)	(21)	(779)
State income tax expense (b)	49	44
Total	$30	$(559)

(a) Related to Phoenix, a tax-paying corporation and our wholly-owned subsidiary.
(b) Primarily in California and Texas.

11.  Asset Retirement Obligation

Our asset retirement obligation is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle asset retirement obligations occur over the operating lives of the assets, estimated to be from less than one year to 50 years.  Estimated cash flows have been discounted at our credit-adjusted risk-free rate of 7% and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our asset retirement obligation valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

INDEX

Changes in the asset retirement obligation for the period ended March 31, 2013 and the year ended December 31, 2012 are presented in the following table:

	Three Months Ended	Year Ended
Thousands of dollars	March 31, 2013	December 31, 2012
Carrying amount, beginning of period	$98,480	$82,397
Acquisitions	—	6,279
Liabilities incurred	—	2,468
Liabilities settled	(325)	(86)
Revisions	—	1,553
Accretion expense	1,637	5,869
Carrying amount, end of period	$99,792	$98,480

12.  Commitments and Contingencies

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At March 31, 2013 and December 31, 2012, we had surety bonds for $16.7 million and $16.2 million, respectively.  At each of March 31, 2013 and December 31, 2012, we had approximately $0.3 million in letters of credit outstanding.

13.  Partners’ Equity

In February 2013, we sold 14.95 million of our common units representing limited partner interests in us (“Common Units”) at a price to the public of $19.86 per Common Unit, resulting in proceeds net of underwriting discount and offering expenses of $285.0 million.

During the first three months of 2013, we issued less than 0.1 million Common Units to employees and non-employee directors for Convertible Phantom Units (“CPUs”) and Restricted Phantom Units (“RPUs”) that vested in January 2013.

At March 31, 2013 and December 31, 2012, we had approximately 99.7 million and 84.7 million Common Units outstanding, respectively.  At March 31, 2013 and December 31, 2012, there were approximately 2.0 million and 0.9 million, respectively, of units outstanding under our Long-term Incentive Plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On February 14, 2013, we paid a cash distribution of approximately $39.8 million to our common unitholders of record as of the close of business on February 11, 2013. The distribution that was paid to unitholders was $0.4700 per Common Unit.

During the three months ended March 31, 2013, we also paid $0.8 million in cash at a rate equal to the distributions paid to our common unitholders to holders of outstanding unvested RPUs issued under our LTIP.

On February 14, 2012, we paid a cash distribution of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit.

During the three months ended March 31, 2012, we also paid $1.2 million in cash at a rate equal to the distributions paid to our common unitholders to holders of outstanding unvested RPUs.

INDEX

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

	Three Months Ended
	March 31,
Thousands, except per unit amounts	2013	2012

Net loss attributable to the partnership	$(36,300)	$(49,970)
Distributions on participating units not expected to vest	—	—
Net loss attributable to common unitholders and participating securities	$(36,300)	$(49,970)
Weighted average number of units used to calculate basic and diluted net loss per unit:
Common Units	94,530	66,010
Participating securities (a)	—	—
Denominator for basic earnings per common unit	94,530	66,010
Dilutive units (b)	—	—
Denominator for diluted earnings per common unit	94,530	66,010
Net loss per common unit
Basic	$(0.38)	$(0.76)
Diluted	$(0.38)	$(0.76)

(a) The three months ended March 31, 2013 and 2012 exclude 1,523 and 2,427, respectively, of potentially issuable weighted average RPUs and CPUs from participating securities, as we were in a loss position.
(b) The three months ended March 31, 2013 and 2012 exclude 305 and 56, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit.

14.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months ended March 31, 2013 and March 31, 2012 was $4.8 million and $5.6 million, respectively.

During the three months ended March 31, 2013, the board of directors of BreitBurn GP, LLC (our “General Partner”) approved the grant of approximately 1.1 million CPUs and RPUs to employees of BreitBurn Management under our LTIP.  Our non-employee directors were issued less than 0.1 million RPUs under our LTIP during the three months ended March 31, 2013.  The fair market value of the RPUs granted during 2013 for computing compensation expense under FASB Accounting Standards averaged $20.98 per unit.

During the three months ended March 31, 2013 and 2012, we paid $0.6 million and $0, respectively, for taxes withheld on RPUs vested during the period.

As of March 31, 2013, we had $36.1 million of total unrecognized compensation costs for all outstanding awards.  This amount is expected to be recognized over the period from April 1, 2013 to December 31, 2014. For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our Annual Report.

INDEX

15.  Subsequent Events

On April 25, 2013, we announced a cash distribution to common unitholders for the first quarter of 2013 at the rate of $0.4750 per Common Unit, to be paid on May 14, 2013 to our common unitholders of record as of the close of business on May 6, 2013.

In April 2013, we entered into a Henry Hub natural gas fixed price swap contract for 4,000 MMBtu/d for July 1, 2013 through September 30, 2013 at $4.28 per MMbtu and a Henry Hub natural gas fixed price swap contract for 6,000 MMBtu/d for October 1, 2013 through December 31, 2013 at $4.37 per MMBtu.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the consolidated financial statements and related notes therein.  Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A “—Risk Factors” of this report, the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our Annual Report and Part I—Item 1A “—Risk Factors” of our Annual Report.

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
•     the Evanston, Green River, Wind River, Big Horn and Powder River Basins in Wyoming;
•     the Los Angeles and San Joaquin Basins in California;
•     the Permian Basin in Texas;
•     the Sunniland Trend in Florida; and
•     the New Albany Shale in Indiana and Kentucky.

Our core investment strategy includes the following principles:

•	acquire long-lived assets with low-risk exploitation and development opportunities;

•	use our technical expertise and state-of-the-art technologies to identify and implement successful exploitation techniques to optimize reserve recovery;

•	reduce cash flow volatility through commodity price derivative instruments; and

•	maximize asset value and cash flow stability through our operating and technical expertise.

Consistent with our long-term business strategy, we intend to continue to actively pursue oil and natural gas acquisition opportunities in 2013.

2013 Highlights

In February 2013, we sold approximately 14.95 million Common Units at a price to the public of $19.86, resulting in proceeds net of underwriting discounts and estimated offering expenses of $285.0 million, which we used to repay outstanding debt under our credit facility.

On February 14, 2013, we paid a cash distribution of approximately $39.8 million to our common unitholders of record as of the close of business on February 11, 2013. The distribution that was paid to unitholders was $0.4700 per Common Unit.

On April 25, 2013, we announced a cash distribution to common unitholders for the first quarter of 2013 at the rate of $0.4750 per Common Unit, to be paid on May 14, 2013 to our common unitholders of record as of the close of business on May 6, 2013.

Operational Focus and Capital Expenditures

 In the first three months of 2013, our oil and natural gas capital expenditures totaled $45 million, compared to approximately $16 million in the first three months of 2012.  We spent approximately $20 million in Texas, $15 million in California, $5 million in Wyoming, $4 million in Florida and $1 million in Michigan.  In the first three months of 2013, we drilled and completed nine wells in Texas, four wells in California and three wells in Wyoming and performed workovers on four wells in California, four wells in Wyoming and two wells in Michigan.

In 2013, our crude oil and natural gas capital program, excluding acquisitions, is expected to be approximately $261 million. This compares with approximately $153 million in 2012. We plan to principally target oil projects and expect to

INDEX

spend approximately 84% of the capital budget in California, Florida and Texas and approximately 16% in Michigan, Wyoming, Indiana and Kentucky. We anticipate that 89% of our total capital spending will be focused on drilling and rate-generating projects that are designed to increase or add to production or reserves. Without considering potential acquisitions, we expect our 2013 production to be approximately 9.8 MMboe.

Commodity Prices

In the first quarter of 2013, the NYMEX WTI spot price averaged $94 per barrel, compared with approximately $103 per barrel in the first quarter of 2012.  The average NYMEX WTI spot price in April 2013 was approximately $92 per barrel and in the first four months of 2013, the NYMEX WTI spot price ranged from a low of $87 to a high of $98. In 2012, the NYMEX WTI spot price averaged approximately $94 per barrel.

In the first quarter of 2013, the Henry Hub natural gas spot price averaged $3.49 per MMBtu compared with approximately $2.44 per MMBtu in the first quarter of 2012.  The Henry Hub natural gas spot price in April 2013 averaged approximately $4.16 per MMBtu.  In 2012, the Henry Hub natural gas spot price averaged $2.75 per MMBtu and ranged from a low of $1.82 per MMBtu to a high of $3.77 per MMBtu.

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the first three months of 2013, the monthly fee paid by PCEC for indirect expenses was $700,000. The monthly fee of $700,000 will be in effect through August 31, 2014 and, to the extent the term of the administrative services agreement is renewed, will be redetermined biannually thereafter.

INDEX

Results of Operations

The table below summarizes certain of the results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended March 31,		Increase/
Thousands of dollars, except as indicated	2013	2012	Decrease	%
Total production (MBoe)	2,346	1,987	359	18%
Oil and NGLs (MBoe)	1,206	859	347	40%
Natural gas (MMcf)	6,844	6,769	75	1%
Average daily production (Boe/d)	26,070	21,835	4,235	19%
Sales volumes (MBoe)	2,270	1,899	371	20%

Average realized sales price (per Boe) (a) (b)	$55.23	$58.66	$(3.43)	(6)%
Oil and NGLs (per Boe) (a) (b)	78.12	90.36	(12.24)	(14)%
Natural gas (per Mcf) (a)	5.43	6.18	(0.75)	(12)%

Oil, natural gas and NGLs sales	$120,362	$94,007	$26,355	28%
Realized gain on commodity derivative instruments	5,158	17,591	(12,433)	(71)%
Unrealized loss on commodity derivative instruments	(29,334)	(53,596)	24,262	n/a
Other revenues, net	758	1,145	(387)	(34)%
Total revenues	96,944	59,147	37,797	64%

Lease operating expenses before taxes (c)	45,561	38,073	7,488	20%
Production and property taxes (d)	9,383	7,573	1,810	24%
Total lease operating expenses	54,944	45,646	9,298	20%

Purchases and other operating costs	318	370	(52)	(14)%
Change in inventory	(3,109)	(2,755)	(354)	n/a
Total operating costs	$52,153	$43,261	$8,892	21%

Lease operating expenses before taxes per Boe	$19.42	$19.16	$0.26	1%
Production and property taxes per Boe	4.00	3.81	0.19	5%
Total lease operating expenses per Boe	23.42	22.97	0.45	2%

Depletion, depreciation and amortization (DD&A)	$47,790	$38,281	$9,024	24%
DD&A per Boe	20.37	19.27	0.89	5%

(a) Includes realized gain on commodity derivative instruments.
(b) Includes crude oil purchases.
(c) Includes lease operating expenses, district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

INDEX

Comparison of Results for the Three Months Ended March 31, 2013 and 2012

The variances in our results were due to the following components:

Production

For the three months ended March 31, 2013, production was 2,346 MBoe compared to 1,987 MBoe for the three months ended March 31, 2012, primarily due to 331 MBoe from our Texas properties, acquired in July 2012 and December of 2012, 86 MBoe higher California production (78 MBoe from our properties in the San Joaquin Basin acquired in November 2012 and an increase in production from our legacy properties primarily as a result of our drilling program partially offset by a reduction in our ownership of two California fields) and 35 MBoe higher Wyoming oil production from our properties in Northern Wyoming acquired in June 2012, partially offset by a decrease of 62 MBoe in Michigan production and a 22 MBoe decrease in Wyoming natural gas production, primarily due to natural field declines.

Revenues

Total oil, natural gas liquids (“NGLs”) and natural gas sales revenues increased $26.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Crude oil and NGLs revenues increased $21.3 million due to higher sales volumes, primarily due to oil production from our recently acquired properties in Texas, California and Wyoming. Natural gas revenues increased $5.1 million primarily due to higher natural gas prices and higher natural gas production primarily from our recently acquired Texas properties.

Realized gains from commodity derivative instruments during the three months ended March 31, 2013 were $5.2 million compared to realized gains of $17.6 million during the three months ended March 31, 2012, which primarily reflects lower realized gains on natural gas commodity derivative instruments due to higher natural gas prices during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as well as higher realized losses on crude oil commodity derivative instruments reflecting higher hedged volumes.

Unrealized losses on commodity derivative instruments during the three months ended March 31, 2013 were $29.3 million compared to unrealized losses of $53.6 million during the three months ended March 31, 2012.  Crude oil unrealized losses of $4.0 million during the three months ended March 31, 2013 were primarily due to an increase in crude oil futures prices and the effect those prices had on the valuation of our derivative contracts, compared to crude oil unrealized losses of $64.0 million during the three months ended March 31, 2012 primarily due to a larger increase in crude oil futures prices during the period. Natural gas unrealized losses of $25.3 million during the three months ended March 31, 2013 were primarily due to an increase in natural gas futures prices compared to natural gas unrealized gains of $10.4 million during the three months ended March 31, 2012 primarily due to a decrease in natural gas futures prices.

Realized prices for crude oil and NGLs, including realized gains and losses on crude oil derivative instruments, decreased $12.24 per Boe, or 14%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Realized prices for natural gas, including realized gains and losses on natural gas derivative instruments, decreased $0.75 per Mcf, or 12%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended March 31, 2013 increased $7.5 million compared to the three months ended March 31, 2012.  The increase in pre-tax lease operating expenses primarily reflects our recently acquired Texas, California and Wyoming properties. On a per Boe basis, pre-tax lease operating expenses were $19.42 per Boe for the three months ended March 31, 2013 compared to $19.16 per Boe for the three months ended March 31, 2012.  The per Boe increase was primarily attributable to higher Florida lease operating expenses driven by higher fuel and utility costs.

Production and property taxes for the three months ended March 31, 2013 totaled $9.4 million, which was $1.8 million higher than the three months ended March 31, 2012, primarily due to higher production taxes from our recently acquired Texas and Wyoming properties.  On a per Boe basis, production and property taxes for the three months ended March 31, 2013 were $4.00 per Boe, which was 5% higher than the three months ended March 31, 2012.

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

For the three months ended March 31, 2013 and 2012, the change in inventory account amounted to a credit of $3.1 million and a credit of $2.8 million, respectively.  The credits to inventory during the three months ended March 31, 2013 and March 31, 2012 reflect higher volume of crude oil produced than sold during the periods due to the timing of Florida sales.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense (“DD&A”) totaled $47.8 million, or $20.37 per Boe, during the three months ended March 31, 2013, an increase of approximately 5% per Boe from the same period a year ago.  The first quarter of 2012 included $8.3 million in impairments related to uneconomic proved properties in Michigan, Indiana and Kentucky. DD&A per Boe was 35% higher in the first quarter of 2013 when compared to DD&A, excluding impairments, of $15.07 per Boe in the first quarter of 2012. The increase in DD&A per Boe compared to last year was primarily due to higher rates from our recently acquired properties in Texas and Wyoming and higher Michigan DD&A rates.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $14.9 million and $13.7 million for the three months ended March 31, 2013 and 2012, respectively.  This included $4.8 million and $5.6 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $10.1 million and $8.1 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily due to additional employee costs attributable to our acquisitions and higher acquisition evaluation related costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $4.29 and $4.07 for the three months ended March 31, 2013 and 2012, respectively.

Interest expense, net of amounts capitalized

Our interest expense totaled $18.4 million and $13.8 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in interest expense was primarily due to $4.6 million higher interest related to the 2022 Senior Notes, which were issued in January 2012 and September 2012. We had realized losses of $0 and $0.7 million for the three months ended March 31, 2013 and 2012, respectively, relating to our interest rate derivative contracts.

Interest expense, including realized losses on interest rate derivative contracts and excluding debt amortization and unrealized gains or losses on interest rate derivative contracts, totaled $17.2 million and $13.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

INDEX

Equity Offering

In February 2013, we sold 14.95 million of our common units representing limited partner interests in us (“Common Units”) at a price to the public of $19.86 per Common Unit, resulting in proceeds net of underwriting discount and offering expenses of $285.0 million.

Distributions

On February 14, 2013, we paid a cash distribution of approximately $39.8 million to our common unitholders of record as of the close of business on February 11, 2013. The distribution that was paid to unitholders was $0.4700 per Common Unit. On April 25, 2013, we announced a cash distribution to unitholders for the first quarter of 2013 at the rate of $0.4750 per Common Unit, to be paid on May 14, 2013 to our common unitholders of record as of the close of business on May 6, 2013.

Cash Flows

Operating activities.  Our cash flow from operating activities for the three months ended March 31, 2013 was $58.9 million, compared to $71.3 million for the three months ended March 31, 2012. The decrease in cash flow from operating activities was primarily due to the collection of a $10.4 million settlement receivable from our insurance company during the three months ended March 31, 2012 and higher interest expense during the three months ended March 31, 2013, partially offset by higher operating income from our recently acquired properties in Texas, Wyoming and California during the three months ended March 31, 2013.

Investing activities.  Net cash used in investing activities during the three months ended March 31, 2013 and March 31, 2012 was $40.6 million and $13.5 million, respectively. During the three months ended March 31, 2013 and 2012, we spent $38.1 million and $14.1 million, respectively, on capital expenditures, primarily for drilling and completion activities.   During the three months ended March 31, 2013, we also spent $2.5 million on property acquisitions in California.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2013 and March 31, 2012 was $15.1 million and $56.7 million, respectively.  During the three months ended March 31, 2013, we reduced our outstanding borrowings under our credit facility by approximately $260.0 million, primarily using net proceeds from the issuance of Common Units in February 2013. We had total outstanding borrowings, net of unamortized discount on our senior notes, of $840.7 million at March 31, 2013 and $1.1 billion at December 31, 2012.  During the three months ended March 31, 2013, we issued $285.2 million in Common Units, made cash distributions of $40.6 million, borrowed $72.0 million and repaid $332.0 million under our credit facility.  For the three months ended March 31, 2012, we issued $166.2 million in Common Units, made cash distributions of $28.1 million, borrowed $310.9 million and repaid $498.0 million under our credit facility.

Senior Notes

As of March 31, 2013, we had $305 million in 8.625% Senior Notes due 2020 and $450 million in 7.875% Senior Notes due 2022. See Note 8 for a discussion of our Senior Notes.

Credit Agreement

As of December 31, 2012 and March 31, 2013, we had a $1.5 billion bank credit facility with a maturity date of May 9, 2016 and a borrowing base of $1.0 billion with an aggregate commitment of all lenders of $900 million. We expect that our next borrowing base will be finalized in May 2013.

As of March 31, 2013 and May 3, 2013, we had $85.0 million and [$95.0 million], respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement.

As of March 31, 2013, the lending group under the Second Amended and Restated Credit Agreement included 14 banks.  Of the $900 million in total commitments under the credit facility, Wells Fargo Bank, National Association held approximately 18.8% of the commitments.  Ten banks held between 5% and 8% of the commitments, including Union Bank, N.A., Bank of Montreal, The Bank of Nova Scotia, Houston Branch, Citibank, N.A., Royal Bank of Canada, U.S. Bank National Association, Bank of Scotland plc, Barclays Bank PLC, The Royal Bank of Scotland plc and Credit Suisse AG,

INDEX

Cayman Islands Branch, with each of the remaining lenders holding less than 5% of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative contracts.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. In addition, the Second Amended and Restated Credit Agreement requires us to maintain a leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last 12-month basis, of no more than 4.00 to 1.00 and a current ratio, as of the last day of each quarter, of not less than 1.00 to 1.00. As of March 31, 2013, we were in compliance with these covenants.

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

Contractual Obligations

Except for the issuance of Common Units and the pay-down of debt under our credit facility, we had no material changes to our financial contractual obligations during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013 and December 31, 2012.

New Accounting Standards

See Note 2 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II—Item 7A in our Annual Report.  Also, see Note 3 and Note 15 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative contracts as of March 31, 2013.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $49.9 million and $79.2 million at March 31, 2013 and December 31, 2012, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at March 31, 2013 would have decreased by approximately $198 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at March 31, 2013 would have increased by approximately $202 million.

Price risk sensitivities were calculated by assuming across-the-board increases in price of $10.00 per barrel for oil and $1.00 per Mcf for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative instrument portfolio would typically change by less than the amounts given due to lower volatility in out-month prices.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Form of Restricted Phantom Unit Agreement - Deferred Payment Award
10.2*	Form of Convertible Phantom Unit Agreement - Non-Employment Agreement
10.3*	Form of Convertible Phantom Unit Agreement - Employment Agreement
10.4	Seventh Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated February 26, 2013.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	May 3, 2013	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	May 3, 2013	By:	/s/ James G. Jackson
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

10.1*	Form of Restricted Phantom Unit Agreement - Deferred Payment Award
10.2*	Form of Convertible Phantom Unit Agreement - Non-Employment Agreement
10.3*	Form of Convertible Phantom Unit Agreement - Employment Agreement
10.4	Seventh Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated February 26, 2013.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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