Form 10-Q
period 2013-06-30
BreitBurn Energy Partners L.P.
filed 2013-08-06
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Yes ☐     No ☒

As of August 5, 2013, the registrant had 99,679,860 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II—Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets

Thousands	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$2,136	$4,507
Accounts and other receivables, net	82,604	67,862
Derivative instruments (note 4)	33,056	34,018
Related party receivables (note 5)	764	1,413
Inventory (note 6)	4,887	3,086
Prepaid expenses	728	2,779
Total current assets	124,175	113,665
Equity investments	7,003	7,004
Property, plant and equipment
Oil and gas properties	3,474,922	3,363,946
Other assets	15,384	14,367
	3,490,306	3,378,313
Accumulated depletion and depreciation (note 7)	(757,241)	(666,420)
Net property, plant and equipment	2,733,065	2,711,893
Other long-term assets
Derivative instruments (note 4)	82,707	55,210
Deposit for oil and gas properties	85,980	—
Other long-term assets	25,817	27,722

Total assets	$3,058,747	$2,915,494

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$44,941	$42,497
Derivative instruments (note 4)	2,900	5,625
Revenue and royalties payable	26,063	22,262
Wages and salaries payable	8,926	10,857
Accrued interest payable	13,014	13,002
Accrued liabilities	27,549	20,997
Total current liabilities	123,393	115,240

Credit facility (note 8)	235,000	345,000
Senior notes, net (note 8)	755,698	755,696
Deferred income taxes (note 10)	2,784	2,487
Asset retirement obligation (note 11)	101,487	98,480
Derivative instruments (note 4)	792	4,393
Other long-term liabilities	4,503	4,662
Total liabilities	1,223,657	1,325,958
Commitments and contingencies (note 12)
Equity
Partners' equity (note 13)	1,835,090	1,589,536

Total liabilities and equity	$3,058,747	$2,915,494

Common units issued and outstanding	99,680	84,668

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2013	2012	2013	2012
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$149,286	$94,981	$269,648	$188,988
Gain on commodity derivative instruments, net (note 4)	66,993	107,288	42,817	71,283
Other revenue, net	702	907	1,460	2,052
Total revenues and other income items	216,981	203,176	313,925	262,323
Operating costs and expenses
Operating costs	61,234	48,894	113,387	92,155
Depletion, depreciation and amortization	46,541	33,517	94,331	71,798
General and administrative expenses	13,716	12,926	28,579	26,600
Loss on sale of assets	71	29	62	154
Total operating costs and expenses	121,562	95,366	236,359	190,707

Operating income	95,419	107,810	77,566	71,616

Interest expense, net of capitalized interest	18,420	14,069	36,839	27,869
Loss on interest rate swaps (note 4)	—	190	—	684
Other (income) expense, net	(7)	23	(9)	19

Income before taxes	77,006	93,528	40,736	43,044

Income tax expense (note 10)	574	1,005	604	446

Net income	76,432	92,523	40,132	42,598

Less: Net income attributable to noncontrolling interest	—	(17)	—	(62)

Net income attributable to the partnership	$76,432	$92,506	$40,132	$42,536

Basic net income per unit (note 13)	$0.75	$1.29	$0.41	$0.61
Diluted net income per unit (note 13)	$0.75	$1.29	$0.41	$0.61

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
Thousands of dollars	2013	2012
Cash flows from operating activities
Net income	$40,132	$42,598
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	94,331	71,798
Unit-based compensation expense	9,797	11,203
Gain on derivative instruments	(42,817)	(70,599)
Derivative instrument settlements	9,956	41,193
Prepaid premiums on derivative instruments	—	(6,956)
Income from equity affiliates, net	(1)	309
Deferred income taxes	297	126
Loss on sale of assets	62	154
Other	2,239	2,367
Changes in net assets and liabilities
Accounts receivable and other assets	(13,050)	16,926
Inventory	(1,801)	(543)
Net change in related party receivables and payables	649	2,170
Accounts payable and other liabilities	(2,372)	(10,195)
Net cash provided by operating activities	97,422	100,551
Cash flows from investing activities
Capital expenditures	(100,211)	(37,382)
Proceeds from sale of assets	160	674
Deposit for oil and gas properties	(85,980)	(21,954)
Property acquisitions	598	(92,837)
Net cash used in investing activities	(185,433)	(151,499)
Cash flows from financing activities
Issuance of common units	285,016	166,044
Distributions	(88,757)	(60,750)
Proceeds from long-term debt	397,000	538,885
Repayments of long-term debt	(507,000)	(586,000)
Change in bank overdraft	(291)	(2,785)
Debt issuance costs	(328)	(5,708)
Net cash provided by financing activities	85,640	49,686
Decrease in cash	(2,371)	(1,262)
Cash beginning of period	4,507	5,328
Cash end of period	$2,136	$4,066

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at June 30, 2013, our operating results for the three months and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012, have been included.  Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization of proved oil and gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

2.  Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of a company’s financial statements to understand the effect of those arrangements on its financial position. We are required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This ASU requires retrospective application. We adopted this ASU effective January 1, 2013, and expanded our financial statement disclosures. The adoption of this ASU did not have an impact on our financial position, results of operations or cash flows.

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

The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

Oklahoma Panhandle Acquisition

On June 24, 2013, we signed an agreement with Whiting Oil and Gas Corporation (“Whiting”) to acquire Whiting's interests in the Postle and North East Hardesty oil fields, along with associated midstream assets, located primarily in the

INDEX

Oklahoma Panhandle, for approximately $846 million, subject to customary post-closing conditions and purchase price adjustments. In connection with the agreement, we paid a performance guarantee deposit of $86 million representing 10% of the unadjusted purchase price to Whiting, which was credited toward the purchase price due at closing.

On June 24, 2013, we announced that we would be acquiring additional interests in certain of the acquired assets from other sellers for an additional $30 million, subject to customary post-closing conditions and purchase price adjustments.

Acquisition-related costs for the Oklahoma Panhandle acquisitions were $1.9 million in the six months ended June 30, 2013 and were reflected in general and administrative expenses on the consolidated statements of operations.

These acquisitions closed on July 15, 2013 (see Note 15).

NiMin Acquisition

In June 2012, we completed the acquisition of oil properties located in Park County in the Big Horn Basin of
Wyoming from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin (the “NiMin Acquisition”). The final purchase price for this acquisition was approximately $95 million in cash, which was primarily allocated to oil and gas properties (including $36.2 million in unproved properties) and included $1.7 million of asset retirement obligations (“ARO”). Acquisition-related costs for the NiMin Acquisition were $0.5 million and were reflected in general and administrative expenses on the consolidated statements of operations. Revenues and expenses from the NiMin properties are reflected in our consolidated statements of operations beginning June 28, 2012. During the three months and six months ended June 30, 2012, we recorded less than $0.1 million of sales revenue and lease operating expenses, including production and property taxes, from the properties acquired in the NiMin Acquisition. During the three months and six months ended June 30, 2013, we recorded $3.9 million and $7.3 million, respectively, in sales revenue and $1.6 million and $3.0 million, respectively, in lease operating expenses, including production and property taxes, from our NiMin properties.

Permian Basin Acquisitions

On July 2, 2012, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from Element Petroleum, LP and CrownRock, L.P. for approximately $148 million and $70 million, respectively. On December 28, 2012, we completed the acquisition of additional oil and natural gas properties, additional net working interests and interests in undeveloped drilling locations in the Permian Basin in Texas from CrownRock, L.P., Lynden USA Inc. (the “Lynden Acquisition”) and Piedra Energy I, LLC for approximately $164 million, $25 million and $10 million, respectively. These purchase prices are final with the exception of the Lynden Acquisition, which is subject to customary post-closing adjustments. The purchase prices for the 2012 acquisitions in the Permian Basin were primarily allocated to oil and gas properties, and included $52.5 million of unproved oil and gas properties. We plan to finalize the purchase price allocation for the Lynden Acquisition in the third quarter of 2013. During the three months and six months ended June 30, 2013, we recorded $22.3 million and $41.4 million, respectively, in sales revenue and $5.3 million and $10.0 million, respectively, in lease operating expenses, including production and property taxes, from our Permian Basin properties.

AEO Acquisition

On November 30, 2012, we completed the acquisition of principally oil properties from American Energy Operations, Inc. (“AEO”) located in the Belridge Field in Kern County, California (the “AEO Acquisition”) for approximately $38 million in cash and 3 million our common units representing limited partner interests in us (“Common Units”). Of the preliminary purchase price of $38 million in cash and $56 million in Common Units, $97.8 million was allocated to oil and gas properties and $4.0 million was allocated to ARO. Acquisition-related costs for the AEO Acquisition were $0.4 million and were recorded in general and administrative expenses on the consolidated statements of operations. During the three months and six months ended June 30, 2013, we recorded $7.8 million and $15.2 million, respectively, in sales revenue and $1.3 million and $3.1 million, respectively, in lease operating expenses, including production and property taxes, from our Permian Basin properties.

We plan to finalize the purchase price allocation in the third quarter of 2013.

INDEX

2012 Acquisitions Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statement of operations for the three months and six months ended June 30, 2012, assuming the AEO Acquisition, the NiMin Acquisition and the 2012 acquisitions from Element Petroleum, LP, CrownRock, L.P., Piedra Energy I, LLC and Lynden USA Inc. had been completed on January 1, 2011. The pro forma results reflect the results of combining our statement of operations with the results of operations from all of our 2012 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, and (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs.  The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2011.

	Pro Forma
Thousands of dollars, except per unit amounts	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$231,032	$321,779
Net income attributable to the partnership	100,499	63,296

Net income per unit:
Basic	$1.35	$0.87
Diluted	$1.34	$0.87

4.  Financial Instruments

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

Commodity Activities

The derivative instruments we utilize are based on index prices that may and often do differ from the actual crude oil and natural gas prices realized in our operations.  These differentials often result in a lack of adequate correlation to enable these derivative instruments to qualify as cash flow hedges under FASB Accounting Standards.  Accordingly, we do not attempt to account for our derivative instruments as cash flow hedges for financial reporting purposes, and instead we recognize changes in fair value immediately in earnings.

INDEX

We had the following commodity derivative contracts in place at June 30, 2013:

	Year
	2013	2014	2015	2016	2017
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	7,131	5,814	5,189	2,611	1,472
Average Price ($/Bbl)	$92.44	$92.65	$94.67	$89.60	$86.32
Fixed Price Swaps - ICE Brent
Hedged Volume (Bbl/d)	4,200	4,800	3,300	4,300	298
Average Price ($/Bbl)	$97.57	$98.88	$97.73	$95.17	$97.50
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	500	1,000	1,000	—	—
Average Floor Price ($/Bbl)	$77.00	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$103.10	$112.00	$113.50	$—	$—
Collars - ICE Brent
Hedged Volume (Bbl/d)	—	—	500	500	—
Average Floor Price ($/Bbl)	$—	$—	$90.00	$90.00	$—
Average Ceiling Price ($/Bbl)	$—	$—	$109.50	$101.25	$—
Puts - NYMEX WTI
Hedged Volume (Bbl/d)	1,000	500	500	1,000	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$90.00	$—
Total:
Hedged Volume (Bbl/d)	12,831	12,114	10,489	8,411	1,770
Average Price ($/Bbl)	$93.33	$94.79	$94.74	$92.52	$88.20

Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Hedged Volume (MMBtu/d)	37,000	7,500	7,500	17,000	10,000
Average Price ($/MMBtu)	$6.50	$6.00	$6.00	$4.46	$4.48
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	26,100	38,600	43,200	20,700	5,571
Average Price ($/MMBtu)	$4.68	$4.80	$4.83	$4.24	$4.51
Puts - Henry Hub
Hedged Volume (MMBtu/d)	—	6,000	1,500	—	—
Average Price ($/MMBtu)	$—	$5.00	$5.00	$—	$—
Total:
Hedged Volume (MMBtu/d)	63,100	52,100	52,200	37,700	15,571
Average Price ($/MMBtu)	$5.75	$4.99	$5.00	$4.34	$4.49

Calls - Henry Hub
Hedged Volume (MMBtu/d)	30,000	15,000	—	—	—
Average Price ($/MMBtu)	$8.00	$9.00	$—	$—	$—
Deferred Premium ($/MMBtu)	$0.08	$0.12	$—	$—	$—

See Note 15 for a discussion of commodity derivative contracts entered into subsequent to June 30, 2013.

INDEX

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. In order to mitigate our interest rate exposure, we have in the past entered, and may in the future enter, into interest rate derivative contracts, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under our credit facility. As of December 31, 2012 and June 30, 2013, we had no interest rate swaps in place.

Fair Value of Financial Instruments

The following table presents the fair value of our derivative instruments, none of which are designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of June 30, 2013
Assets
Current assets - derivative instruments	$7,313	$33,878	$(8,135)	$33,056
Other long-term assets - derivative instruments	61,269	26,973	(5,535)	82,707
Total assets	68,582	60,851	(13,670)	115,763

Liabilities
Current liabilities - derivative instruments	(10,218)	(817)	8,135	(2,900)
Long-term liabilities - derivative instruments	(4,011)	(2,316)	5,535	(792)
Total liabilities	(14,229)	(3,133)	13,670	(3,692)

Net assets	$54,353	$57,718	$—	$112,071

As of December 31, 2012
Assets
Current assets - derivative instruments	$4,270	$46,724	$(16,976)	$34,018
Other long-term assets - derivative instruments	38,919	33,443	(17,152)	55,210
Total assets	43,189	80,167	(34,128)	89,228

Liabilities
Current liabilities - derivative instruments	(21,665)	(936)	16,976	(5,625)
Long-term liabilities - derivative instruments	(18,769)	(2,776)	17,152	(4,393)
Total liabilities	(40,434)	(3,712)	34,128	(10,018)

Net assets	$2,755	$76,455	$—	$79,210

(a) Represents counterparty netting under derivative master agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the balance sheet.

INDEX

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended June 30, 2013
Net gain	$52,013	$14,980	$—	$66,993
Three Months Ended June 30, 2012
Net gain (loss)	$113,843	$(6,555)	$(190)	$107,098
Six Months Ended June 30, 2013
Net gain	$40,698	$2,119	$—	$42,817
Six Months Ended June 30, 2012
Net gain (loss)	$45,192	$26,091	$(684)	$70,599

(a) Included in gain on commodity derivative instruments, net on the consolidated statements of operations.
(b) Included in loss on interest rate swaps on the consolidated statements of operations.

During the six months ended June 30, 2013, we had no prepaid premiums on derivative instruments. During the six months ended June 30, 2012, we paid $7.0 million in prepaid premiums on natural gas put and swap contracts.

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs other than quoted prices that are included in Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of June 30, 2013 and December 31, 2012, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months ended June 30, 2013 and June 30, 2012. Our policy is to recognize transfers between levels as of the end of the period.

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

INDEX

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$38,941	$—	$38,941
Crude oil collars	—	—	6,597	6,597
Crude oil puts	—	—	8,815	8,815
Natural Gas
Natural gas swaps	—	55,664	—	55,664
Natural gas calls	—	—	(1,085)	(1,085)
Natural gas puts	—	—	3,139	3,139
Net Assets	$—	$94,605	$17,466	$112,071

As of December 31, 2012
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(12,413)	$—	$(12,413)
Crude oil collars	—	—	4,024	4,024
Crude oil puts	—	—	11,144	11,144
Natural Gas
Natural gas swaps	—	74,782	—	74,782
Natural gas calls	—	—	(1,489)	(1,489)
Natural gas puts	—	—	3,162	3,162
Net Assets	$—	$62,369	$16,841	$79,210

INDEX

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended June 30,
	2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$11,784	$1,426	$5,173	$31,582
Derivative instrument settlements (b)	—	(222)	3,768	11,707
Gain (loss) (b)(c)	3,628	850	13,121	(24,825)
Purchases (b)(d)	—	—	—	3,778
Ending balance	$15,412	$2,054	$22,062	$22,242

	Six Months Ended June 30,
	2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$15,169	$1,672	$8,509	$37,049
Derivative instrument settlements (b)	—	(442)	5,457	22,628
Gain (loss) (b)(c)	243	824	8,096	(41,213)
Purchases (b)(d)	$—	$—	$—	$3,778
Ending balance	$15,412	$2,054	$22,062	$22,242

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales or issuances.
(b) Included in gain on commodity derivative instruments, net on the consolidated statements of operations.
(c) Represents gain (loss) on mark-to-market of derivative instruments.
(d) Relates to natural gas put options entered into in June 2012.

For Level 3 derivative instruments measured at fair value on a recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	June 30, 2013	Technique	Unobservable Input	Range
Oil Options	$15,412	Option Pricing Model	Oil forward commodity prices	$81.88/Bbl - $96.52/Bbl
			Oil volatility	17.29% - 21.37%
			Own credit risk	5%
Natural Gas Options	2,054	Option Pricing Model	Gas forward commodity prices	$3.56/MMBtu - $4.38/MMBtu
			Gas volatility	17.07% - 32.47%
			Own credit risk	5%
Total	$17,466

INDEX

For Level 3 derivative instruments measured at fair value on a recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of June 30, 2013, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of June 30, 2013, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of June 30, 2013, our largest derivative asset balances were with Credit Suisse Energy LLC, Citibank, N.A. and Wells Fargo Bank National Association, which accounted for approximately 21%, 20% and 18% of our derivative asset balances, respectively.

5.  Related Party Transactions

BreitBurn Management Company, LLC (“BreitBurn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also provides administrative services to Pacific Coast Energy Company L.P., formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and six months ended June 30, 2013, the monthly fee paid by PCEC for indirect expenses was $700,000. The current monthly fee will be in effect through August 31, 2014 and, to the extent the term of the administrative services agreement is renewed, will be redetermined biannually thereafter.

At June 30, 2013 and December 31, 2012, we had current receivables of $0.6 million and $1.2 million, respectively, due from PCEC related to the administrative services agreement, employee-related costs and oil and gas sales made by PCEC on our behalf from certain properties.  For the three months ended June 30, 2013 and 2012, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $2.1 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $2.3 million and $2.0 million, respectively. For the six months ended June 30, 2013 and 2012, the monthly charges to PCEC for indirect expenses totaled $4.2 million and $3.8 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $4.3 million and $4.0 million, respectively.

At June 30, 2013 and December 31, 2012, we had receivables of $0.2 million and $0.2 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

INDEX

6.  Inventory

Our crude oil inventory from our Florida operations was $4.9 million at June 30, 2013 and $3.1 million at December 31, 2012.  In the six months ended June 30, 2013, we sold 389 gross MBbls and produced 391 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

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

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and the outlook for market supply and demand conditions for crude oil and natural gas. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves, and are forecasted using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2.5% per year. For impairment charges recorded in 2012, the associated property’s expected future net cash flows were discounted using an estimated weighted average cost of capital that approximated 10%. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

During the three months and six months ended June 30, 2013, we recorded no impairments. During the three months and six months ended June 30, 2012, we recorded impairments of approximately $3.3 million and $11.6 million, respectively, primarily related to uneconomic proved properties in Michigan, Indiana and Kentucky due to decreases in natural gas prices. The impairments are reflected on the depletion, depreciation and amortization on the consolidated statements of operations and on the accumulated depletion and depreciation on the consolidated balance sheets.

An estimate as to the sensitivity to our earnings for these periods had other assumptions been used in impairment reviews and calculations is not practicable, given the range of assumptions involved in these estimates. Favorable changes to some assumptions might have mitigated the need to impair certain assets in these periods, whereas unfavorable changes might have caused an additional unknown number of additional assets to become impaired.

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

In May 2013, we entered into the Eighth Amendment to the Second Amended and Restated Credit Agreement, which increased our borrowing base to $1.2 billion and the aggregate commitment of all lenders to $1 billion and added eight lenders to our syndicate.

INDEX

As of June 30, 2013 and December 31, 2012, our borrowing base was $1.2 billion and $1.0 billion, respectively, and the aggregate commitment of all lenders was $1.0 billion and $900 million, respectively.

As of June 30, 2013 and December 31, 2012, we had $235 million and $345 million, respectively, in indebtedness outstanding under our credit facility. At June 30, 2013, the 1-month LIBOR interest rate plus an applicable spread was 1.9432% on the 1-month LIBOR portion of $235 million.

As of June 30, 2013 and December 31, 2012, we were in compliance with our credit facility’s covenants.

In July 2013, in connection with the Whiting Acquisition, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement (see Note 15).

Senior Notes

We have $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “2020 Senior Notes”), which had a carrying value of $301.4 million, net of unamortized discount of $3.6 million as of June 30, 2013. In addition, we have $450 million in aggregate principal amount of 7.875% Senior Notes due 2022 (the “2022 Senior Notes”), which had a carrying value of $454.3 million, net of unamortized premium of $4.3 million as of June 30, 2013.

Interest on our senior notes is payable twice a year in April and October.

As of June 30, 2013, the fair value of our 2020 Senior Notes and 2022 Senior Notes was estimated to be $322.3 million and $460.5 million, respectively, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

As of June 30, 2013 and December 31, 2012, we were in compliance with the covenants under our senior notes.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2013	2012	2013	2012
Credit agreement (including commitment fees)	$1,636	$1,282	$3,405	$3,042
Senior notes	15,436	11,498	30,872	22,286
Amortization of discount and deferred issuance costs	1,359	1,289	2,597	2,541
Capitalized interest	(11)	—	(35)	—
Total	$18,420	$14,069	$36,839	$27,869

9. Condensed Consolidating Financial Statements

We and BreitBurn Finance Corporation, as co-issuers, and certain of our subsidiaries, as guarantors, issued the 2020 Senior Notes and the 2022 Senior Notes. Effective April 1, 2012, we and PCEC agreed to dissolve BreitBurn Energy Partners I, L.P. (“BEPI”). With the dissolution of BEPI, all but one of our subsidiaries have guaranteed our senior notes and our only remaining non-guarantor subsidiary, BreitBurn Collingwood Utica LLC, is a minor subsidiary.

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

Our deferred income tax liability was $2.8 million and $2.5 million at June 30, 2013 and December 31, 2012, respectively.  The following table presents our income tax expense (benefit) for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2013	2012	2013	2012
Federal income tax expense (benefit)
Current	$24	$88	$26	$264
Deferred (a)	318	905	297	126
State income tax expense (b)	232	12	281	56
Total	$574	$1,005	$604	$446

(a) Related to Phoenix, a tax-paying corporation and our wholly-owned subsidiary.
(b) Primarily in California and Texas.

11.  Asset Retirement Obligation

ARO is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years.  Estimated cash flows have been discounted at our credit-adjusted risk-free rate of 7% and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our asset retirement obligation valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

INDEX

Changes in ARO for the period ended June 30, 2013 and the year ended December 31, 2012 are presented in the following table:

	Six Months Ended	Year Ended
Thousands of dollars	June 30, 2013	December 31, 2012
Carrying amount, beginning of period	$98,480	$82,397
Acquisitions	—	6,279
Liabilities incurred	67	2,468
Liabilities settled	(358)	(86)
Revisions	—	1,553
Accretion expense	3,298	5,869
Carrying amount, end of period	$101,487	$98,480

12.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At June 30, 2013 and December 31, 2012, we had surety bonds for $16.9 million and $16.2 million, respectively.  At both June 30, 2013 and December 31, 2012, we had approximately $0.3 million in letters of credit outstanding.

13.  Partners’ Equity

In February 2013, we sold 14.95 million Common Units at a price to the public of $19.86 per Common Unit, resulting in proceeds of $285.0 million (net of underwriting discount and offering expenses).

During the first six months of 2013, we issued less than 0.1 million Common Units to employees and non-employee directors for Convertible Phantom Units (“CPUs”) and Restricted Phantom Units (“RPUs”) that vested in January 2013.

At June 30, 2013 and December 31, 2012, we had approximately 99.7 million and 84.7 million Common Units outstanding, respectively.  At June 30, 2013 and December 31, 2012, there were approximately 2.1 million and 0.9 million, respectively, of units outstanding under our Long-term Incentive Plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On February 14, 2013, we paid a cash distribution of approximately $39.8 million to our common unitholders of record as of the close of business on February 11, 2013. The distribution that was paid to unitholders was $0.4700 per Common Unit. On May 14, 2013, we paid a cash distribution of approximately $47.3 million to our common unitholders of record as of the close of the business on May 6, 2013. The distribution that was paid to unitholders was $0.4750 per Common Unit.

During the three months and six months ended June 30, 2013, we also paid $0.8 million and $1.6 million, respectively, in cash at a rate equal to the distributions paid to our common unitholders to holders of outstanding unvested RPUs issued under our LTIP.

On February 14, 2012, we paid a cash distribution of approximately $27.0 million to our common unitholders of record as of the close of business on February 6, 2012. The distribution that was paid to unitholders was $0.4500 per Common Unit. On May 14, 2012, we paid a cash distribution of approximately $31.5 million to our common unitholders of record as of the close of the business on May 7, 2012. The distribution that was paid to unitholders was $0.4550 per Common Unit.

INDEX

During the three months and six months ended June 30, 2012, we also paid $1.2 million and $2.3 million, respectively, in cash at a rate equal to the distributions paid to our common unitholders to holders of outstanding unvested RPUs.

Income per Unit

FASB Accounting Standards require use of the “two-class” method of computing earnings per unit for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of common unit and participating security as if all earnings for the period had been distributed.  Unvested restricted unit awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Our unvested RPUs and CPUs participate in distributions on an equal basis with Common Units.  Accordingly, the presentation below is prepared on a combined basis and is presented as net income per common unit.

The following is a reconciliation of net income attributable to the partnership and weighted average units for calculating basic net income per common unit and diluted net income per common unit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands, except per unit amounts	2013	2012	2013	2012

Net income attributable to the partnership	$76,432	$92,506	$40,132	$42,536
Distributions on participating units not expected to vest	11	—	11	—
Net income attributable to common unitholders and participating securities	$76,443	$92,506	$40,143	$42,536
Weighted average number of units used to calculate basic and diluted net income per unit:
Common Units	99,680	69,144	97,119	67,577
Participating securities	1,700	2,556	1,613	2,491
Denominator for basic income per common unit	101,380	71,700	98,732	70,068
Dilutive units	374	57	340	57
Denominator for diluted income per common unit	101,754	71,757	99,072	70,125
Net income per common unit
Basic	$0.75	$1.29	$0.41	$0.61
Diluted	$0.75	$1.29	$0.41	$0.61

14.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months and six months ended June 30, 2013 was $5.0 million and $9.8 million, respectively, and for the three months and six months ended June 30, 2012 was $5.6 million and $11.2 million, respectively. During the three months and six months ended June 30, 2013, the board of directors of BreitBurn GP, LLC (our “General Partner”) approved the grant of approximately 0.1 million and 1.2 million, respectively, of RPUs and CPUs to employees of BreitBurn Management under our LTIP.  Our outside directors were issued less than 0.1 million RPUs under our LTIP during the six months ended June 30, 2013.  The fair market value of the RPUs granted during 2013 for computing compensation expense under FASB Accounting Standards averaged $20.98 per unit.

During the three months and six months ended June 30, 2013, we paid zero and $0.6 million, respectively, for taxes withheld on RPUs vested during the period.  During the three months and six months ended June 30, 2012, we paid nothing for taxes withheld on RPUs vested during the period.

As of June 30, 2013, we had $32.3 million of total unrecognized compensation costs for all outstanding awards.  The majority of this amount is expected to be recognized over the period from July 1, 2013 to December 31, 2015 except for a small portion to be recognized through December 31, 2015. For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our Annual Report.

INDEX

15.  Subsequent Events

Acquisitions

On July 15, 2013, we completed the Whiting Acquisition to acquire oil properties and midstream assets located in the Oklahoma Panhandle with an effective date of April 1, 2013 for approximately $846 million in cash, which includes the approximately $86 million deposit previously paid. This acquisition will also be subject to post-closing adjustments. In connection with the acquisition, Whiting novated to us derivative contracts, with a counterparty that is a participant in our current credit facility, consisting of NYMEX WTI fixed price crude oil swaps covering a total of approximately 5.4 million barrels of future production in 2013 through 2016 at a weighted average hedge price of $95.44 per Bbl.

Also, on July 15, 2013, we completed the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle from other sellers for an additional approximately $30 million, subject to customary post-closing adjustments. The preliminary purchase price allocation and related disclosures will be disclosed in the third quarter of 2013. We will finalize the purchase price within one year of the acquisition date.

Credit Facility

In July 2013, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement, which increased our borrowing base to $1.5 billion and the aggregate commitment of all lenders to $1.4 billion. The amendment also increased flexibility for the Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) for the next five quarters and added a new Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) that will be applied until the earlier of the end of the second quarter of 2014 and our receipt of net cash proceeds from the issuance of Common Units of at least $350 million. The Ninth Amendment provides that we are required to maintain a Total Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 4.75 to 1.00 through the first quarter of 2014, no more than 4.50 to 1.00 through the second quarter of 2014, no more than 4.25 to 1.00 through the third quarter of 2014 and thereafter no more than 4.00 to 1.00. We also are required to maintain a Senior Secured Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 3.00 to 1.00 through the fourth quarter of 2013 and no more than 2.75 to 1.00 through the second quarter of 2014. The numerator of each of these ratios automatically decreases by .25 or .50 if we receive net cash proceeds from the issuance of Common Units of, at least, $175 million or, with respect to the Total Leverage Ratio, $350 million, respectively, but in no event will the Total Leverage Ratio be reduced to less than 4.00 to 1.00.

Distributions

On July 31, 2013, we announced a cash distribution to common unitholders for the second quarter of 2013 at the rate of $0.4800 per Common Unit, to be paid on August 14, 2013 to our common unitholders of record as of the close of business on August 12, 2013.

Commodity Derivatives

In July 2013, we entered into a NYMEX WTI crude oil fixed price swap contracts covering a total of approximately 2.7 million barrels of future production in 2016 through 2018 at a weighted average hedge price of $82.29 Bbl.

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

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States. Our objective is to manage our oil and gas producing properties for the purpose of generating cash flows and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located primarily in:

•     the Antrim Shale and several non-Antrim formations in Michigan;
•     the Evanston, Green River, Wind River, Big Horn and Powder River Basins in Wyoming;
•     the Los Angeles and San Joaquin Basins in California;
•     the Permian Basin in Texas;
•    the Oklahoma Panhandle;
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

2013 Acquisitions

On July 15, 2013, we completed the acquisition of oil properties and midstream assets located in the Oklahoma Panhandle from Whiting for approximately $846 million, subject to customary post-closing adjustments.

Also on July 15, 2013, we completed the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle from other sellers for an additional $30 million, subject to customary post-closing adjustments.

2013 Highlights

In February 2013, we sold approximately 14.95 million Common Units at a price to the public of $19.86, resulting in proceeds of $285.0 million (net of underwriting discounts and estimated offering expenses), which we used to repay outstanding debt under our credit facility.

On February 14, 2013, we paid a cash distribution of approximately $39.8 million to our common unitholders of record as of the close of business on February 11, 2013. The distribution that was paid to unitholders was $0.4700 per Common Unit. On May 14, 2013, we paid a cash distribution of approximately $47.3 million to our common unitholders of record as of the close of the business on May 6, 2013. The distribution that was paid to unitholders was $0.4750 per Common Unit.

In May 2013, we entered into the Eighth Amendment to the Second Amended and Restated Credit Agreement, which increased our borrowing base to $1.2 billion and the aggregate commitment of all lenders to $1 billion.

INDEX

In July 2013, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement, which increased our borrowing base to $1.5 billion and the aggregate commitment of all lenders to $1.4 billion. The amendment also increased flexibility for the Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) for the next five quarters, absent any refinancing, and added a new Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) that will be applied through the second quarter of 2014, absent any refinancing.

On July 31, 2013, we announced a cash distribution to common unitholders for the second quarter of 2013 at the rate of $0.4800 per Common Unit, to be paid on August 14, 2013 to our common unitholders of record as of the close of business on August 12, 2013.

Operational Focus and Capital Expenditures

 In the first six months of 2013, our oil and natural gas capital expenditures totaled $110 million, compared to approximately $44 million in the first six months of 2012.  We spent approximately $40 million in Texas, $40 million in California, $15 million in Wyoming, $10 million in Florida and $5 million in Michigan.  In the first six months of 2013, we drilled and completed 23 wells in Texas, 19 wells in California and 11 wells in Wyoming. We also performed workovers on 12 wells in Wyoming, 11 wells in Michigan and 8 wells in California.

In 2013, our crude oil and natural gas capital program is expected to be approximately $271 million. This compares with approximately $153 million in 2012. We plan to principally target oil projects and expect to spend approximately 84% of our capital budget in California, Florida, Texas and Oklahoma and approximately 16% in Michigan, Wyoming, Indiana and Kentucky. We anticipate that approximately 90% of our total capital spending will be focused on drilling and rate-generating projects that are designed to increase production or reserves. Including production from our Oklahoma Panhandle acquisitions and without considering potential future acquisitions, we expect our 2013 production to be approximately 10.9 MMBoe.

Commodity Prices

In the second quarter of 2013, the NYMEX WTI spot price averaged $94 per barrel, compared with approximately $93 per barrel in the second quarter of 2012.  In the first six months of 2013, the WTI spot price averaged $94 per barrel, compared with $98 per barrel a year earlier. The average NYMEX WTI spot price in July was approximately $105 per barrel, and in the first six months of 2013, the NYMEX WTI spot price ranged from a low of $87 to a high of $98. In 2012, the NYMEX WTI spot price averaged approximately $94 per barrel.

In the second quarter of 2013, the Henry Hub natural gas spot price averaged $4.02 per MMBtu compared with approximately $2.29 per MMBtu in the second quarter of 2012.  In the first six months of 2013, the Henry Hub natural gas price averaged $3.76 per MMBtu, compared with $2.36 per MMBtu a year earlier. The Henry Hub natural gas spot price in July averaged approximately $3.62 per MMBtu and in the first six months of 2013, the Henry Hub spot price ranged from a low of $3.08 to a high of $4.38.  In 2012, the Henry Hub natural gas spot price averaged approximately $2.75 per MMBtu.

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and six months ended June 30, 2013, the monthly fee paid by PCEC for indirect expenses was $700,000. The monthly fee of $700,000 will be in effect through August 31, 2014 and, to the extent the term of the administrative services agreement is renewed, will be redetermined biannually thereafter.

INDEX

Results of Operations

The table below summarizes certain of our results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

Thousands of dollars, except as	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
indicated	2013	2012	Decrease	%	2013	2012	Decrease	%
Total production (MBoe)	2,453	1,953	500	26%	4,799	3,940	859	22%
Oil and NGL (MBoe)	1,287	815	472	58%	2,493	1,674	819	49%
Natural gas (MMcf)	6,994	6,824	170	2%	13,838	13,593	245	2%
Average daily production (Boe/d)	26,956	21,457	5,499	26%	26,516	21,647	4,869	22%
Sales volumes (MBoe)	2,528	2,013	515	26%	4,798	3,912	886	23%

Average realized sales price (per Boe) (a)(b)	$58.98	$47.08	$11.90	25%	$56.14	$48.22	$7.92	16%
Oil and NGL (per Boe) (a)(b)	87.82	90.05	(2.23)	(2)%	86.37	93.01	(6.64)	(7)%
Natural gas (per Mcf) (b)	4.22	2.33	1.89	81%	3.91	2.61	1.30	50%

Oil, natural gas and NGL sales	$149,286	$94,981	$54,305	57%	$269,648	$188,988	$80,660	43%
Gain on commodity derivative instruments	66,993	107,288	(40,295)	(38)%	42,817	71,283	(28,466)	(40)%
Other revenues, net	702	907	(205)	(23)%	1,460	2,052	(592)	(29)%
Total revenues	216,981	203,176	13,805	7%	313,925	262,323	51,602	20%

Lease operating expenses before taxes (c)	48,544	39,122	9,422	24%	94,105	77,195	16,910	22%
Production and property taxes (d)	11,066	6,525	4,541	70%	20,449	14,098	6,351	45%
Total lease operating expenses	59,610	45,647	13,963	31%	114,554	91,293	23,261	25%

Purchases and other operating costs	337	647	(310)	(48)%	655	1,017	(362)	(36)%
Change in inventory	1,287	2,600	(1,313)	(51)%	(1,822)	(155)	(1,667)	n/a
Total operating costs	$61,234	$48,894	$12,340	25%	$113,387	$92,155	$21,232	23%

Lease operating expenses before taxes per Boe	$19.79	$20.03	$(0.24)	(1)%	$19.61	$19.59	$0.02	—%
Production and property taxes per Boe	4.51	3.34	1.17	35%	4.26	3.58	0.68	19%
Total lease operating expenses per Boe	24.30	23.37	0.93	4%	23.87	23.17	0.70	3%

Depletion, depreciation and amortization (“DD&A”)	$46,541	$33,517	$13,024	39%	$94,331	$71,798	$22,533	31%
DD&A per Boe	18.97	17.16	1.81	11%	19.66	18.22	1.44	8%

(a) Includes crude oil purchases.
(b) Excludes the effect of commodity derivative settlements.
(c) Includes lease operating expenses, district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

INDEX

Comparison of Results for the Three Months and Six Months Ended June 30, 2013 and 2012

The variances in our results were due to the following components:

Production

For the three months ended June 30, 2013, total production was 2,453 MBoe compared to 1,953 MBoe for the three months ended June 30, 2012, primarily due to 355 MBoe from our Texas properties acquired in July 2012 and December of 2012, 86 MBoe from our properties in the San Joaquin Basin in California acquired in November 2012, a 61 MBoe increase in production from our California legacy properties primarily as a result of our drilling program and 59 MBoe higher Wyoming oil production primarily from our properties in Northern Wyoming acquired in June 2012, partially offset by 32 MBoe lower Michigan production, 17 MBoe lower Wyoming natural gas production and 12 MBoe lower Florida production, primarily due to natural field declines.

For the six months ended June 30, 2013, total production was 4,799 MBoe compared to 3,940 MBoe for the six months ended June 30, 2012, primarily due to 687 MBoe from our Texas properties acquired in July 2012 and December of 2012, 164 MBoe from our properties in the San Joaquin Basin in California acquired in November 2012, a 70 MBoe increase in production from our California legacy properties primarily as a result of our drilling program and 94 MBoe higher Wyoming oil production primarily from our properties in Northern Wyoming acquired in June 2012, partially offset by 95 lower MBoe Michigan production, 40 MBoe lower Wyoming natural gas production and 20 MBoe lower Florida production, primarily due to natural field declines.

Oil, natural gas and NGL sales

Total oil, natural gas liquids (“NGL”) and natural gas sales revenues increased $54.3 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Crude oil and NGL revenues increased $40.7 million due to higher sales volumes, primarily due to oil production from our 2012 acquisitions in Texas, California and Wyoming. Natural gas revenues increased $13.6 million primarily due to higher natural gas prices and higher natural gas production primarily from our 2012 acquisitions in Texas.

Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, decreased $2.23 per Boe, or 2%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.89 per Mcf, or 81%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total oil, NGLs and natural gas sales revenues increased $80.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Crude oil and NGLs revenues increased $62.0 million due to higher sales volumes, primarily due to oil production from our 2012 acquisitions in Texas, California and Wyoming. Natural gas revenues increased $18.7 million primarily due to higher natural gas prices and higher natural gas production primarily from our 2012 acquisitions in Texas.

Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, decreased $6.64 per Boe, or 7%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.30 per Mcf, or 50%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Gain on commodity derivative instruments

Gain on commodity derivative instruments for the three months ended June 30, 2013 was $67.0 million compared to $107.3 million during the three months ended June 30, 2012. Commodity derivative instrument settlements received for the three months ended June 30, 2013 and 2012 were $4.8 million and $25.1 million, respectively, which primarily reflects lower natural gas settlements due to increased natural gas prices and lower average natural gas hedge prices, as well as lower oil settlements due to lower average crude oil hedge prices compared to prior year.
Gain on commodity derivatives instruments for the six months ended June 30, 2013 was $42.8 million compared to $71.3 million during the six months ended June 30, 2012. Commodity derivative instrument settlements received for the six months ended June 30, 2013 and 2012 were $9.9 million and $42.7 million, respectively, which primarily reflects lower oil

INDEX

settlements due to lower average crude oil hedge prices, as well as lower natural gas settlements due to increased natural gas prices and lower average natural gas hedge prices compared to prior year.
Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended June 30, 2013 increased $9.4 million compared to the three months ended June 30, 2012.  The increase in pre-tax lease operating expenses primarily reflects our 2012 acquisitions in Texas, California and Wyoming. On a per Boe basis, pre-tax lease operating expenses were $19.79 per Boe for the three months ended June 30, 2013 compared to $20.03 per Boe for the three months ended June 30, 2012.

Production and property taxes for the three months ended June 30, 2013 totaled $11.1 million, which was $4.5 million higher than the three months ended June 30, 2012, primarily due to higher production and property taxes from our 2012 acquisitions in Texas, California and Wyoming.  On a per Boe basis, production and property taxes for the three months ended June 30, 2013 were $4.51 per Boe, which was 35% higher than the three months ended June 30, 2012, primarily due to higher oil production as a percentage of total production and higher natural gas prices.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the six months ended June 30, 2013 increased $16.9 million compared to the six months ended June 30, 2012.  The increase in pre-tax lease operating expenses primarily reflects our 2012 acquisitions in Texas, California and Wyoming. On a per Boe basis, pre-tax lease operating expenses were $19.61 per Boe for the six months ended June 30, 2013 compared to $19.59 per Boe for the six months ended June 30, 2012.

Production and property taxes for the six months ended June 30, 2013 totaled $20.4 million, which was $6.4 million higher than the six months ended June 30, 2012, primarily due to higher production and property taxes from our 2012 acquisitions in Texas, California and Wyoming.  On a per Boe basis, production and property taxes for the six months ended June 30, 2013 were $4.26 per Boe, which was 19% higher than the six months ended June 30, 2012 primarily due to higher oil production as a percentage of total production and higher natural gas prices.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter, and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Sales occur on average every six to eight weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.

For the three months ended June 30, 2013 and 2012, the change in inventory account amounted to charges of $1.3 million and $2.6 million, respectively.  The charges during the three months ended June 30, 2013 and June 30, 2012 reflect a higher volume of crude oil sold than produced during the periods due to the timing of Florida sales.

For the six months ended June 30, 2013 and 2012, the change in inventory account amounted to credits of $1.8 million and $0.2 million, respectively. The credits to inventory during the six months ended June 30, 2013 and June 30, 2012 reflect a higher volume of crude oil produced than sold during the periods due to the timing of Florida sales.

Depletion, depreciation and amortization

DD&A totaled $46.5 million, or $18.97 per Boe, during the three months ended June 30, 2013, an increase of approximately 11% per Boe from the same period a year ago.  The second quarter of 2012 included $3.3 million in impairments, including $2.1 million related to uneconomic proved properties in Michigan due to lower natural gas prices and $1.2 million related to a field in California due to lower crude oil prices. Excluding impairments, DD&A per Boe was 23% higher in the second quarter of 2013 when compared to second quarter of 2012 DD&A of $15.48 per Boe. The increase in DD&A per Boe compared to last year was primarily due to higher rates associated with our 2012 acquisitions and higher Michigan DD&A rates due to lower reserves.

DD&A expense totaled $94.3 million, or $19.66 per Boe, during the six months ended June 30, 2013, an increase of approximately 8% per Boe from the same period a year ago.  The first half of 2012 included $11.6 million in impairments

INDEX

related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to lower natural gas prices. Excluding impairments, DD&A per Boe was 29% higher in the first half of 2013 when compared to the first half of 2012 DD&A of $15.27 per Boe. The increase in DD&A per Boe compared to last year was primarily due to higher rates associated with our 2012 acquisitions and higher Michigan DD&A rates due to lower reserves.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $13.7 million and $12.9 million for the three months ended June 30, 2013 and 2012, respectively.  This included $5.0 million and $5.6 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $8.7 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively.  The increase was primarily due to additional employee costs attributable to our acquisitions and higher acquisition evaluation related costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.56 and $3.75 for the three months ended June 30, 2013 and 2012, respectively.

Our G&A expenses totaled $28.6 million and $26.6 million for the six months ended June 30, 2013 and 2012, respectively.  This included $9.8 million and $11.2 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $18.8 million and $15.4 million for the six months ended June 30, 2013 and 2012, respectively.  The increase was primarily due to additional employee costs attributable to our acquisitions and higher acquisition evaluation related costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.91 during each of the six months ended June 30, 2013 and 2012.

Interest expense, net of amounts capitalized

Our interest expense totaled $18.4 million and $14.1 million for the three months ended June 30, 2013 and 2012, respectively.  The increase in interest expense was primarily due to $3.9 million higher interest related to the 2022 Senior Notes, which were issued in January 2012 and September 2012. We had no losses and $0.2 million in losses for the three months ended June 30, 2013 and 2012, respectively, relating to our interest rate derivative contracts.  As of June 30, 2013 and December 31, 2012, we had no interest rate derivative contracts in place.

Interest expense, including interest rate derivative instrument settlements paid and excluding debt amortization and mark-to-market on interest rate derivatives, totaled $17.1 million and $13.6 million for the three months ended June 30, 2013 and 2012, respectively.

Our interest expense totaled $36.8 million and $27.9 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in interest expense was primarily due to $8.6 million higher interest related to the 2022 Senior Notes, which were issued in January 2012 and September 2012. We had no losses and $0.7 million in losses for the six months ended June 30, 2013 and 2012, respectively, relating to our interest rate derivative contracts.

Interest expense, including interest rate derivative instrument settlements paid and excluding debt amortization and mark-to-market on interest rate derivatives, totaled $34.3 million and $26.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

INDEX

offerings.  In the future, we intend to access the public and private capital markets to fund certain acquisitions and refinancing transactions.

Equity Offering

In February 2013, we sold 14.95 million Common Units at a price to the public of $19.86 per Common Unit, resulting in proceeds of $285.0 million (net of underwriting discount and offering expenses).

Distributions

On February 14, 2013, we paid a cash distribution of approximately $39.8 million to our common unitholders of record as of the close of business on February 11, 2013. The distribution that was paid to unitholders was $0.4700 per Common Unit. On May 14, 2013, we paid a cash distribution of approximately $47.3 million to our common unitholders of record as of the close of the business on May 6, 2013. The distribution that was paid to unitholders was $0.4750 per Common Unit. On July 31, 2013, we announced a cash distribution to common unitholders for the second quarter of 2013 at the rate of $0.4800 per Common Unit, to be paid on August 14, 2013 to our common unitholders of record as of the close of business on August 12, 2013.

Cash Flows

Operating activities.  Our cash flows from operating activities for the six months ended June 30, 2013 was $97.4 million, compared to $100.6 million for the six months ended June 30, 2012. The decrease in cash flows from operating activities was primarily due to higher trade receivables and lower derivative instrument settlements received compared to the same period a year ago, partially offset by higher operating income during the six months ended June 30, 2013 and $7.0 million in prepaid premiums paid during the six months ended June 30, 2012.

Investing activities.  Net cash used in investing activities during the six months ended June 30, 2013 and 2012 was $185.4 million and $151.5 million, respectively. During the six months ended June 30, 2013, we spent $100.2 million on capital expenditures, primarily for drilling and completion activities and $86.0 million on deposits for future oil and gas acquisitions. During the six months ended June 30, 2012, we spent $37.4 million on capital expenditures, primarily for drilling and completion activities, $22.0 million on deposits for future oil and gas acquisitions and $92.8 million on property acquisitions.

Financing activities.  Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $85.6 million and $49.7 million, respectively.  During the six months ended June 30, 2013, we reduced our outstanding borrowings under our credit facility by approximately $110.0 million, primarily using net proceeds from the issuance of Common Units in February 2013. We had total outstanding borrowings, net of unamortized discount on our senior notes, of $990.7 million at June 30, 2013 and $1.1 billion at December 31, 2012.  During the six months ended June 30, 2013, we issued $285.0 million in Common Units, made cash distributions of $88.8 million, borrowed $397.0 million and repaid $507.0 million under our credit facility.  During the six months ended June 30, 2012, we issued $166.0 million in Common Units, made cash distributions of $60.8 million, borrowed $538.9 million and repaid $586.0 million under our credit facility.

Senior Notes

As of June 30, 2013, we had $305 million in 8.625% Senior Notes due 2020 and $450 million in 7.875% Senior Notes due 2022. See Note 8 for a discussion of our senior notes.

Credit Agreement

As of June 30, 2013 and December 31, 2012 , we had a $1.5 billion bank credit facility with a maturity date of May 9, 2016. As of June 30, 2013 and December 31, 2012, our borrowing base was $1.2 billion and $1.0 billion, respectively, and the aggregate commitment of all lenders was $1.0 billion and $900 million, respectively.

As of June 30, 2013 and August 5, 2013, we had $235.0 million and $1.04 billion, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement.

INDEX

As of June 30, 2013, the lending group under the Second Amended and Restated Credit Agreement included 22 banks.  Of the $1.0 billion in total commitments under the credit facility, Wells Fargo Bank, National Association held approximately 16.9% of the commitments. Thirteen banks held between 3.9% and 6.9% of the commitments, including Bank of Montreal, The Bank of Nova Scotia, Union Bank, N.A., Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada, Sovereign Bank, N.A., The Royal Bank of Scotland plc, U.S. Bank National Association, Credit Suisse AG, Cayman Islands Branch, J.P. Morgan Chase, N.A., Sumitomo Mitsui Banking Group and Toronto Dominion (Texas), LLC, with each of the remaining lenders holding less than 2% of the commitments.  In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative contracts.

In July 2013, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement, which increased our borrowing base to $1.5 billion and the aggregate commitment of all lenders to $1.4 billion. The amendment also increased flexibility for the Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) for the next five quarters and added a new Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) that will be applied until the earlier of the end of the second quarter of 2014 and our receipt of net cash proceeds from the issuance of Common Units of at least $350 million. The Ninth Amendment provides that we are required to maintain a Total Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 4.75 to 1.00 through the first quarter of 2014, no more than 4.50 to 1.00 through the second quarter of 2014, no more than 4.25 to 1.00 through the third quarter of 2014 and thereafter no more than 4.00 to 1.00. We also are required to maintain a Senior Secured Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 3.00 to 1.00 through the fourth quarter of 2013 and no more than 2.75 to 1.00 through the second quarter of 2014. The numerator of each of these ratios automatically decreases by .25 or .50 if we receive net cash proceeds from the issuance of Common Units of, at least, $175 million or, with respect to the Total Leverage Ratio, $350 million, respectively, but in no event will the Total Leverage Ratio be reduced to less than 4.00 to 1.00.

We expect our next borrowing base redetermination to occur in October 2013.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. In addition, the Second Amended and Restated Credit Agreement requires us to maintain a total leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last 12-month basis, of no more than 4.00 to 1.00 as of June 30, 2013 (and 4.75 to 1.00 as of August 5, 2013) and a current ratio, as of the last day of each quarter, of not less than 1.00 to 1.00. As of June 30, 2013 and August 5, 2013 we were in compliance with these covenants.

EBITDAX is not a defined GAAP measure. The Second Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, DD&A, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit-based compensation expense, loss or gain on sale of assets (excluding gain or loss on monetization of derivative instruments), cumulative effect of changes in accounting principles, pro forma results from acquisitions and cash distributions received from our unrestricted entities (as defined in the Second Amended and Restated Credit Agreement) and excluding income from our unrestricted entities.

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

Contractual Obligations

Except for the issuance of Common Units and the amendments to our credit facility, we had no material changes to our financial contractual obligations during the six months ended June 30, 2013.

INDEX

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013 and December 31, 2012.

New Accounting Standards

See Note 2 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our Annual Report.  Also, see Notes 4 and 15 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative instruments as of June 30, 2013.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments was a net asset of approximately $112.1 million and $79.2 million at June 30, 2013 and December 31, 2012, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at June 30, 2013 would have decreased by approximately $198 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at June 30, 2013 would have increased by approximately $204 million.

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

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The following risk factor updates the risk factors included in our Annual Report. Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our Annual Report.

The production from our Oklahoma properties could be adversely affected by the cessation or interruption of the supply of carbon dioxide (“CO2”) to those properties.

We use enhanced recovery technologies to produce oil and natural gas.  For example, we inject water and CO2 into formations on substantially all of our Oklahoma properties to increase production of oil and natural gas.  The additional production and reserves attributable to the use of enhanced recovery methods are inherently difficult to predict. If we are unable to produce oil and gas by injecting CO2 in the manner or to the extent that we anticipate, our future results of operations and financial condition could be materially adversely affected. Additionally, our ability to utilize CO2 to enhance production is subject to our ability to obtain sufficient quantities of CO2. If, under our CO2 supply contracts, the supplier is unable to deliver its contractually required quantities of CO2 to us, then we may not have sufficient CO2 to produce oil and natural gas in the manner or to the extent that we anticipate, and our future oil and gas production volumes could be negatively impacted.

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

10.1	Form of Restricted Phantom Unit Agreement - Deferred Payment Award (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-33055) filed on May 3, 2013).
10.2	Form of Convertible Phantom Unit Agreement - Non-Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-33055) filed on May 3, 2013).
10.3	Form of Convertible Phantom Unit Agreement - Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-33055) filed on May 3, 2013).
10.4
Purchase and Sale Agreement, dated June 22, 2013, between Whiting Oil and Gas Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on June 25, 2013).

10.5
Eighth Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated May 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

10.6
Ninth Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

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

INDEX

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

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	August 6, 2013	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 6, 2013	By:	/s/ James G. Jackson
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

10.1	Form of Restricted Phantom Unit Agreement - Deferred Payment Award (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-33055) filed on May 3, 2013).
10.2	Form of Convertible Phantom Unit Agreement - Non-Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-33055) filed on May 3, 2013).
10.3	Form of Convertible Phantom Unit Agreement - Employment Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-33055) filed on May 3, 2013).
10.4
Purchase and Sale Agreement, dated June 22, 2013, between Whiting Oil and Gas Corporation and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on June 25, 2013).

10.5
Eighth Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated May 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

10.6
Ninth Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

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

INDEX

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