Form 10-K/A
period 2012-12-31
BreitBurn Energy Partners L.P.
filed 2013-08-23
CIK 1357371

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

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K as follows:

(a) Revised the reconciliation of Adjusted EBITDA to net income (loss) attributable to the partnership table in Part II-Item 6 “Selected Financial Data” to remove the amount shown as “Net operating cash flow from acquisitions, effective date through closing date,” and to replace the unrealized derivative gain or loss row with a row for the add back of derivative gain or loss and a row for derivative contract settlement amounts. In footnotes, disclosed (i) the amount of deferred premiums settled during the periods presented; (ii) the amount of premiums for derivative contracts paid in earlier periods that apply to contracts settled during the periods presented; and (iii) the amount of crude oil, natural gas and interest rate settlements received or paid during the periods presented.

(b)    Part II-Item 7 - “Executive Overview” - amended the section under “Operational Focus” related to realized sales prices to delete the discussion of realized prices including the effect of commodity derivative instruments.

(c)    Part II-Item 7 - “Results of Operations” - (i) amended the results of operations table to combine “Realized gain (loss) on commodity derivatives” and “Unrealized gain (loss) on commodity derivatives” into a new row titled “Gain on commodity derivatives” and to exclude the effect of commodity derivative instruments from the average realized sales prices; (ii) replaced the section titled “Revenues” with separate sections titled “Oil, natural gas and NGL sales” and “Gain on commodity derivatives” to discuss sales revenues separately from gain (loss) on commodity derivatives including a discussion of settlements received or paid during the periods presented; and (iii) amended the section titled “Interest expense, net of amounts capitalized” and added “Loss on interest rate swaps” to discuss interest expense separately from loss on interest rate swaps.

(d)    Part II-Item 7 - “Liquidity and Capital Resources” - revised the discussion in the first paragraph of the section titled “Cash Flows” “Operating activities” to replace the words “realized gains” with “settlements received” during the period.

(e)    Revised the Consolidated Statements of Cash Flows in Part IV-Item 15 to remove the row titled “Unrealized (gain) loss on derivative instruments” under the header “Adjustments to reconcile to cash flow from operating activities” and replace it by a row titled “Gain on derivative instruments” that combines settled and mark-to-market gains on derivative instruments. Added a new row titled “Derivative instrument settlements” under the same header that includes cash attributable to commodity derivative instruments that settled during the periods. Added new rows titled “Prepaid premiums on derivative instruments” and “Settlement payments on terminated derivative instruments” under this same header to reflect actual payments made or received relating to these items during the periods.

(f)    Part IV-Item 15 - Note 4 “Acquisitions” - revised the pro forma revenue and net income (loss) table for material acquisitions - (i) revised the years ended December 31, 2011 and 2012 were to include aggregated pro forma information for our 2012 insignificant subsidiary acquisitions; and (ii) corrected the year ended December 31, 2010, which was incorrectly reported in the Original 10-K.

(g)    Part IV-Item 15 - Note 5 “Financial Instruments and Fair Value Measurements” - revised the tables presenting gain and loss on derivative instruments not designated as hedging instruments to remove the “Realized gain (loss)” and “Unrealized gain (loss)” rows and combine these amounts in a new row titled “Net gain (loss).” Revised the tables setting forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3 to remove the “Realized gain” and “Unrealized loss” rows and combine these amounts in a new row titled “Gain (loss).”

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto. Each certification was true and correct as of the date of the filing of the Original 10-K.

Pursuant to interpretation 246.14 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are filing Parts II and IV of the Original 10-K in their entirety as part of this Amendment. The information included in the Original 10-K was complete and correct as of the date of the filing of the Original 10-K.

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

	Year Ended December 31,
Thousands of dollars	2012	2011	2010	2009	2008
Reconciliation of consolidated net income (loss) to Adjusted EBITDA:
Net income (loss) attributable to the partnership	$(40,801)	$110,497	$34,751	$(107,290)	$378,236
Gain (loss) on commodity derivative instruments (a)	(5,580)	(81,667)	(35,112)	51,437	(332,102)
Commodity derivative instrument settlements (b)(c)(d)	87,605	(16,067)	74,825	167,683	(55,946)
Depletion, depreciation and amortization (e)	149,565	107,503	102,758	106,843	179,933
Write-down of crude oil inventory	—	—	—	—	1,172
Interest expense and other financing costs	61,206	39,165	24,552	18,827	29,147
Loss on interest rate swaps (f)	1,101	2,777	4,490	7,246	20,035
Settlement payments (receipts) on terminated derivatives	—	36,779	—	(70,587)	—
(Gain) loss on sale of assets	486	(111)	14	5,965	—
Income tax expense (benefit)	84	1,188	(204)	(1,528)	1,939
Amortization of intangibles	—	—	495	2,771	3,131
Non-cash unit based compensation	22,184	22,002	20,331	13,619	7,481
Adjusted EBITDA	$275,850	$222,066	$226,900	$194,986	$233,026

(a) The Partnership enters into certain derivative instrument contracts such as put options that require the payment of premiums at contract inception. Gain (loss) on commodity derivative instruments includes the reduction of premium value for derivative instruments over time. The Partnership’s calculation of adjusted EBITDA does not include premiums paid for derivative instruments at contract inception as these payments pertain to future contract settlement periods.

(b) Includes net cash settlements on derivative instruments:
- Crude oil settlements received (paid) of:	$3,855	$(70,398)	$11,252	$66,176	$(35,146)
- Natural gas settlements received (paid) of:	$83,750	$54,331	$63,573	$101,507	$(20,800)
(c) Includes premiums deferred and paid at the time of derivative contract settlements each period of:	$—	$—	$1,820	$1,116	$154
(d) Excludes premiums paid at contract inception related to those derivative contracts that settled during the periods of:	$859	$—	$—	$—	$—
(e) Includes impairments and price-related depletion, depreciation and amortization expense adjustments of:	$12,313	$648	$6,286	$—	$86,385
(f) Includes settlements paid on interest rate derivatives of:	$5,469	$3,257	$11,087	$13,115	$2,721

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

Excluding the effect of derivatives, our average realized oil and NGL price for 2012 decreased $0.15 per Boe to $89.77 per Boe as compared to $89.92 per Boe in 2011. Excluding the effect of derivatives, our realized natural gas price for 2012 decreased $1.18 per Mcf to $3.00 per Mcf as compared to $4.18 per Mcf in 2011.

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

	Year Ended December 31,			Increase / decrease %
Thousands of dollars, except as indicated	2012	2011	2010	2012-2011	2011-2010
Total production (MBoe) (a)	8,318	7,037	6,699	18%	5%
Oil and NGL (MBoe)	3,652	3,255	3,157	12%	3%
Natural gas (MMcf)	27,997	22,697	21,251	23%	7%
Average daily production (Boe/d)	22,726	19,281	18,354	18%	5%
Sales volumes (MBoe)	8,334	7,106	6,663	17%	7%
Average realized sales price (per Boe) (b) (c)	$49.57	$55.41	$47.71	(11)%	16%
Oil and NGL (per Boe) (c)	89.77	89.92	70.71	—	27%
Natural gas (per Mcf)	3.00	4.18	4.57	(28)%	(9)%
Oil, natural gas and NGL sales (d)	$413,867	$394,393	$317,738	5%	24%
Gain on commodity derivative instruments (e)	5,580	81,667	35,112	(93)%	133%
Other revenues, net	3,548	4,310	2,498	(18)%	73%
Total revenues	422,995	480,370	355,348	(12)%	35%
Lease operating expenses including processing fees	159,289	136,441	122,512	17%	11%
Production and property taxes (f)	33,634	26,599	20,510	26%	30%
Total lease operating expenses	192,923	157,787	138,964	22%	14%
Purchases and other operating costs	1,577	961	328	64%	193%
Change in inventory	1,279	1,968	(825)	(35)%	n/a
Total operating costs	$195,779	$165,969	$142,525	18%	16%
Lease operating expenses pre-taxes per Boe (g)	19.15	19.39	18.29	(1)%	6%
Production and property taxes per Boe	4.04	3.78	3.06	7%	23%
Total lease operating expenses per Boe	23.19	23.17	21.35	—%	9%
Depletion, depreciation and amortization	$149,565	$107,503	$102,758	39%	5%

(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) Excludes the effect of commodity derivative settlements.
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

Oil, natural gas and NGL sales

Total oil, natural gas liquids (“NGL”) and natural gas sales revenues increased $19.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Crude oil and NGL revenues increased $30.6 million due to higher sales volumes, primarily due to oil production from our 2012 acquisitions in Texas, California and Wyoming. Natural gas revenues decreased $11.1 million primarily due to lower natural gas prices partially offset by higher natural gas production primarily from our 2012 acquisitions in Texas. Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, decreased $0.15 per Boe, or less than 1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Realized prices for natural gas, excluding the effect of derivative instruments, decreased $1.18 per Mcf, or approximately 28%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Total oil, NGLs and natural gas sales revenues increased $76.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Crude oil and NGL revenues increased $78.9 million due to higher crude oil prices and sales volumes, primarily due to oil production from our 2011 acquisitions in Wyoming. Natural gas revenues decreased $2.2 million primarily due to lower natural gas prices partially offset by higher natural gas production. Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, increased $19.21 per Boe, or 27%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Realized prices for natural gas, excluding the effect of derivative instruments, decreased $0.39 per Mcf, or 9%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Gain on commodity derivative instruments

Gain on commodity derivative instruments for the year ended December 31, 2012 was $5.6 million compared to a gain of $81.7 million for the year ended December 31, 2011. Commodity derivative instrument settlements received for the year ended December 31, 2012 were $87.6 million compared to derivative settlements paid of $16.1 million for the year ended December 31, 2011, which included $36.8 million paid to terminate commodity hedge contracts in the fourth quarter of 2011.

Gain on commodity derivatives instruments for the year ended December 31, 2011 was $81.7 million compared to a gain of $35.1 million the year ended December 31, 2010. Commodity derivative instrument settlements paid for the year ended December 31, 2011 were $16.1 million, which included $36.8 million paid to terminate hedge contracts in the fourth quarter of 2011. Commodity derivative instrument settlements received for the year ended December 31, 2010 were $74.8 million.

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

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. See Part II-Item 7A “-Quantitative and Qualitative Disclosures About Market Risk” in this report for a discussion of our interest rate risk. Loss on interest swaps for the year ended December 31, 2012 was $1.1 million compared to a loss of $2.8 million for the year ended December 31, 2011. The higher loss in 2011 compared to 2012 reflects higher average interest rates on our swap contracts in 2011 compared to 2012.

Loss on interest swaps for the year ended December 31, 2011 was $2.8 million compared to a loss of $4.5 million for the year ended December 31, 2010. The higher loss in 2010 primarily reflects higher average interest rates on our swap contracts in 2010 compared to 2011.

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

Cash Flows

Operating activities. Our cash flow from operating activities in 2012 was $191.8 million compared to $128.5 million in 2011. The increase in cash flow from operating activities was primarily due to higher crude oil sales revenue and higher settlements received on commodity derivatives, partially offset by higher operating costs and higher interest expense. We paid $30.0 million in premiums on commodity derivative contracts in 2012 and paid $2.5 million to terminate an interest rate contract. See Note 5 to the consolidated financial statements in this report for more information regarding our derivatives.

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

10.1	Seventh Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated February 26, 2013.
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

99.1	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in Wyoming.
99.2	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in California, Florida, and Texas.
99.3	Schlumberger PetroTechnical Services reserve report.
101††	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

BREITBURN ENERGY PARTNERS L.P.

	By:	BREITBURN GP, LLC,
its General Partner

Dated: August 23, 2013	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Halbert S. Washburn	Chief Executive Officer and Director of	August 23, 2013
Halbert S. Washburn	BreitBurn GP, LLC
(Principal Executive Officer)

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

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
Thousands of dollars	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(40,739)	$110,698	$34,913
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	149,565	107,503	102,758
Unit based compensation expense	22,266	22,043	20,422
Gain on derivative instruments	(4,479)	(78,890)	(30,622)
Derivative instrument settlements	84,615	17,455	63,738
Prepaid premiums on derivative instruments	(30,043)	—	—
Settlement payments on terminated derivative instruments	(2,479)	(36,779)	—
Income from equity affiliates, net	487	210	450
Deferred income taxes	(316)	714	(403)
Amortization of intangibles	—	—	495
(Gain) loss on sale of assets	486	(111)	14
Other	4,472	(312)	3,528
Changes in net assets and liabilities
Accounts receivable and other assets	6,759	(17,833)	11,552
Inventory	1,638	2,597	(1,498)
Net change in related party receivables and payables	2,832	100	(15,218)
Accounts payable and other liabilities	(3,282)	1,148	(8,107)
Net cash provided by operating activities	191,782	128,543	182,022
Cash flows from investing activities (a)
Capital expenditures	(135,932)	(78,107)	(66,947)
Proceeds from sale of assets	1,129	2,339	337
Property acquisitions	(562,356)	(338,805)	(1,676)
Net cash used in investing activities	(697,159)	(414,573)	(68,286)
Cash flows from financing activities
Issuance of common units, net	370,234	99,443	—
Distributions	(132,420)	(102,686)	(65,197)
Proceeds from issuance of long-term debt, net	1,502,885	661,500	1,047,992
Repayments of long-term debt	(1,223,000)	(369,500)	(1,079,000)
Change in bank overdraft	(3,176)	2,636	1,025
Debt issuance costs	(9,967)	(3,665)	(20,692)
Net cash provided by (used in) financing activities	504,556	287,728	(115,872)
Increase (decrease) in cash	(821)	1,698	(2,136)
Cash beginning of period	5,328	3,630	5,766
Cash end of period	$4,507	$5,328	$3,630

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

Amendment Explanatory Note

We have revised our financial statements to amend the presentation of the items described below. The revisions, which we determined are not material, had no impact on the financial statements or footnotes except as described below:

(a)    Revised the Consolidated Statements of Cash Flows to remove the row titled “Unrealized (gain) loss on commodity derivative instruments” under the header “Adjustments to reconcile to cash flow from operating activities” and replace it by a row titled “Gain on derivative instruments” that combines settled and mark-to-market gains on derivative instruments. Added a new row titled “Derivative instrument settlements” under the same header that includes cash attributable to commodity derivative instruments that settled during the periods. Added new rows titled “Prepaid premiums on derivative instruments” and “Settlement payments on terminated derivative instruments” under this same header to reflect actual payments made or received relating to these items during the periods. We also revised the accounts receivable and other assets amount for the year ended December 31, 2012 from $(23.3) million to $6.8 million to remove the prepaid premiums from the balance. The revisions to the cash flow presentation had no impact on “Net cash provided by operating activities,” “Net cash used in investing activities” or “Net cash provided by (used in) financing activities.”

(b)    Note 4 “Acquisitions” - revised the pro forma revenue and net income (loss) table - (i) revised the years ended December 31, 2011 and 2012 to include aggregated pro forma information for our 2012 insignificant subsidiary acquisitions; and (ii) corrected the year ended December 31, 2010 pro forma information. The impact of the revision on pro forma revenue and net income was $63.9 million and $25.3 million for the year ended December 31, 2012, respectively, $63.5 million and $10.9 million for the year ended December 31, 2011, respectively, and $(110.2) million and $(75.7) million for the year ended December 31, 2010, respectively.

(c)    Note 5 “Financial Instruments and Fair Value Measurements” - revised the tables presenting gain and loss on derivative instruments not designated as hedging instruments to remove the “Realized gain (loss)” and “Unrealized gain (loss)” rows and combine these amounts in a new row titled “Net gain (loss).” Revised the tables setting forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3 to remove the “Realized gain” and “Unrealized loss” rows and combine these amounts in a new row titled “Gain (loss).”

Except as described above, we have not modified the presentation of the financial statements or updated any other part of the notes thereto.

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

2012 and 2011 Acquisitions Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statements of operations for the years ended December 31, 2012, 2011 and 2010, assuming the AEO Acquisition, the Nimin Acquisition and the 2012 acquisitions from Element Petroleum, LP, CrownRock, L.P., Piedra Energy I, LLC and Lynden USA Inc. had been completed on January 1, 2011 and the Cabot Acquisition had been completed on January 1, 2010. The pro forma results for the 2012 acquisitions are reflected in the years ended December 31, 2012 and 2011.  The pro forma results for the 2011 Cabot Acquisition are reflected in the years ended December 31, 2011 and 2010. The pro forma results reflect the results of combining our statement of operations with the results of operations from all of our 2012 acquisitions and the 2011 Cabot acquisition, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, and (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs.  The pro forma financial information is not necessarily indicative of the results of operations if the 2012 acquisitions had been effective January 1, 2011 and the 2011 Cabot acquisition has been effective January 1 2010.

	Pro Forma Year Ended December 31,
Thousands of dollars, except per unit amounts	2012	2011	2010
Revenues	$515,885	$615,310	$409,897
Net income (loss) attributable to partnership	(202)	146,992	44,498

Net income (loss) per unit:
Basic	$—	$1.71	$0.78
Diluted	$—	$1.71	$0.78

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

Fair value of derivative instruments not designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of December 31, 2012
Assets
Current assets - derivative instruments	$4,270	$46,724	$—	$(16,976)	$34,018
Other long-term assets - derivative instruments	38,919	33,443	—	(17,152)	55,210
Total assets	43,189	80,167	—	(34,128)	89,228

Liabilities
Current liabilities - derivative instruments	(21,665)	(936)		16,976	(5,625)
Long-term liabilities - derivative instruments	(18,769)	(2,776)		17,152	(4,393)
Total liabilities	(40,434)	(3,712)	—	34,128	(10,018)

Net assets	$2,755	$76,455	$—	$—	$79,210

As of December 31, 2011
Assets
Current assets - derivative instruments	$11,795	$73,312	$—	$(1,655)	$83,452
Other long-term assets - derivative instruments	6,032	58,605	—	(9,300)	55,337
Total assets	17,827	131,917	—	(10,955)	138,789

Liabilities
Current liabilities - derivative instruments	(8,032)	—	(2,504)	1,655	(8,881)
Long-term liabilities - derivative instruments	(10,520)	—	(1,864)	9,300	(3,084)
Total liabilities	(18,552)	—	(4,368)	10,955	(11,965)

Net assets (liabilities)	$(725)	$131,917	$(4,368)	$—	$126,824

(a) Represents counterparty netting under derivative netting agreements - these contracts are reflected net on the balance sheet.

Gains and losses on derivative instruments not designated as hedging instruments:

Location of gain/loss, thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Year Ended December 31, 2012
Net gain (loss)	$(15,752)	$21,332	$(1,101)	$4,479
Year Ended December 31, 2011
Net gain (loss)	$32	$81,635	$(2,777)	$78,890
Year Ended December 31, 2010
Net gain (loss)	$(50,987)	$86,099	$(4,490)	$30,622

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following tables:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2012
Assets (liabilities)
Oil
Oil swaps	$—	$(12,413)	$—	$(12,413)
Oil collars	—	—	4,024	4,024
Oil puts	—	—	11,144	11,144
Natural gas
Natural gas swaps	—	74,782	—	74,782
Natural gas calls	—	—	(1,489)	(1,489)
Natural gas puts	—	—	3,162	3,162
Net assets	$—	$62,369	$16,841	$79,210

As of December 31, 2011
Assets (liabilities)
Oil
Oil swaps	$—	$(9,234)	$—	$(9,234)
Oil collars	—	—	8,509	8,509
Natural gas
Natural gas swaps	—	94,868	—	94,868
Natural gas collars	—	—	38,366	38,366
Natural gas calls	—	—	(1,317)	(1,317)
Interest rate
Interest rate swaps	—	(4,368)	—	(4,368)
Net assets	$—	$72,530	$45,558	$118,088

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Year End December 31,
	2012		2011		2010
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$8,509	$37,049	$35,443	$50,810	$67,025	$35,450
Gain (loss) (b)(c)	(6,629)	(39,155)	(26,935)	(13,761)	(31,581)	15,360
Purchases (c)(d)	13,288	3,778	—	—	—	—
Ending balance	$15,169	$1,672	$8,509	$37,049	$35,443	$50,810

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales or issuances.
(b) For the years ended December 31, 2012, 2011, and 2010, includes cash settlements received on crude oil derivatives instruments of $14.1 million, $16.6 million and $21.2 million, respectively, and cash settlements received on natural gas derivative instruments of $42.4 million, $27.6 million and $5.6 million, respectively.
(c) Included in gain on commodity derivative instruments, net on consolidated statement of operations.
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

The fair value of the RPUs is determined based on the fair market value of our units on the date of grant. RPU awards were granted to BreitBurn Management employees during the years ended December 31, 2012, 2011 and 2010 as shown in the table below. We recorded compensation expense of $17.4 million, $16.9 million and $15.6 million in 2012, 2011 and 2010, respectively, related to the amortization of outstanding RPUs over their related vesting periods. As of December 31, 2012, there was $16.5 million of total unrecognized compensation cost remaining for the unvested RPUs. This amount is expected to be recognized over the next 2 years. The total fair value of units that vested during the years ended December 31, 2012, 2011 and 2010 was $17.4 million, $21.5 million, and $16.9 million, respectively.

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

10.1	Seventh Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated February 26, 2013.
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

99.1	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in Wyoming.
99.2	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in California, Florida, and Texas.
99.3	Schlumberger PetroTechnical Services reserve report.
101††	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.