Form 10-Q/A
period 2013-03-31
BreitBurn Energy Partners L.P.
filed 2013-08-23
CIK 1357371

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
Yes ☐     No ☒

As of May 3, 2013 the registrant had 99,679,996 Common Units outstanding.

EXPLANATORY NOTE

BreitBurn Energy Partners L.P. (the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2013 (the “Original 10-Q”).

This Amendment is being filed to amend the Original 10-Q as follows:

(a)    Revised the Consolidated Statements of Cash Flows in Part I-Item 1 to remove the row titled “Unrealized loss on derivative instruments” under the header “Adjustments to reconcile to cash flow from operating activities” and replace it by a row titled “Loss on derivative instruments” that combines settled and mark-to-market gains on derivative instruments. Added a new row titled “Derivative instrument settlements” under the same header that includes cash attributable to commodity derivative instruments that settled during the periods.

(b)    Part I-Item 1-Note 3 “Financial Instruments” - revised the tables presenting gain and loss on derivative instruments not designated as hedging instruments to remove the “Realized gain (loss)” and “Unrealized gain (loss)” rows and combine these amounts in a new row titled “Net gain (loss).” Revised the tables setting forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3 to remove the “Realized gain (loss)” and “Unrealized loss” rows and combine these amounts in a new row titled “Loss.”

(c)    Part I-Item 1-Note 6 “Acquisitions” - revised the pro forma revenue and net loss table to include aggregated pro forma information for our 2012 insignificant subsidiary acquisitions.

(d)    Part I-Item 2-“Results of Operations” - (i) amended the results of operations table to combine “Realized gain on commodity derivatives” and “Unrealized loss on commodity derivatives” into a new row titled “Gain (loss) on commodity derivatives” and to exclude the effect of commodity derivative instruments from the average realized sales prices; (ii) replaced the section titled “Revenues” under “Comparison of Results of Operations” with separate sections titled “Oil, natural gas and NGL sales” and “Gain on commodity derivatives” to discuss sales revenues separately from gain (loss) on commodity derivatives including a discussion of settlements received or paid during the periods presented; and (iii) amended the section titled “Interest expense, net of amounts capitalized” and added “Loss on interest rate swaps” to discuss interest expense separately from loss on interest rate swaps.

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

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Thousands of dollars	2013	2012
Cash flows from operating activities
Net loss	$(36,300)	$(49,925)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	47,790	38,281
Unit-based compensation expense	4,808	5,591
Loss on derivative instruments	24,176	36,499
Derivative instrument settlements	5,158	16,933
Income from equity affiliates, net	(129)	154
Deferred income taxes	(21)	(779)
(Gain) loss on sale of assets	(9)	125
Other	905	809
Changes in net assets and liabilities
Accounts receivable and other assets	11,455	30,670
Inventory	(4,379)	(4,505)
Net change in related party receivables and payables	266	2,085
Accounts payable and other liabilities	5,132	(4,639)
Net cash provided by operating activities	58,852	71,299
Cash flows from investing activities
Capital expenditures	(38,143)	(14,054)
Proceeds from sale of assets	9	507
Property acquisitions	(2,503)	—
Net cash used in investing activities	(40,637)	(13,547)
Cash flows from financing activities
Issuance of common units	285,152	166,155
Distributions	(40,602)	(28,130)
Proceeds from long-term debt	72,000	310,885
Repayments of long-term debt	(332,000)	(498,000)
Change in bank overdraft	338	(2,097)
Debt issuance costs	—	(5,513)
Net cash used in financing activities	(15,112)	(56,700)
Increase in cash	3,103	1,052
Cash beginning of period	4,507	5,328
Cash end of period	$7,610	$6,380

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

Amendment Explanatory Note

We have revised our financial statements to amend the presentation of the items described below. The revisions, which we determined are not material, had no impact on the financial statements or footnotes except as described below:

(a)    Revised the Consolidated Statements of Cash Flows in Part I-Item 1 to remove the row titled “Unrealized loss on derivative instruments” under the header “Adjustments to reconcile to cash flow from operating activities” and replace it by a row titled “Loss on derivative instruments” that combines settled and mark-to-market gains on derivative instruments. Added a new row titled “Derivative instrument settlements” under the same header that includes cash attributable to commodity derivative instruments that settled during the periods. The revisions to the cash flow presentation had no impact on “Net cash provided by operating activities,” “Net cash used in investing activities” or “Net cash provided by (used in) financing activities.”

(b)    Part I-Item 1-Note 3 “Financial Instruments” - revised the tables presenting gain and loss on derivative instruments not designated as hedging instruments to remove the “Realized gain (loss)” and “Unrealized gain (loss)” rows and combine these amounts in a new row titled “Net gain (loss).” Revised the tables setting forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3 to remove the “Realized gain (loss)” and “Unrealized loss” rows and combine these amounts in a new row titled “Loss.”

(c)    Part I-Item 1-Note 6 “Acquisitions” - revised the pro forma revenue and net loss table to include aggregated pro forma information for our 2012 insignificant subsidiary acquisitions. The impact of the revision on pro forma revenue and net income for the three months ended March 31, 2012 was $24.2 million and $9.0 million, respectively.

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

INDEX

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended March 31, 2013
Net loss	$(11,314)	$(12,862)	$—	$(24,176)
Three Months Ended March 31, 2012
Net gain (loss)	$(68,651)	$32,646	$(494)	$(36,499)

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

INDEX

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(13,015)	$—	$(13,015)
Crude oil collars	—	—	3,837	3,837
Crude oil puts	—	—	7,947	7,947
Natural Gas
Natural gas swaps	—	49,681	—	49,681
Natural gas calls	—	—	(1,287)	(1,287)
Natural gas puts	—	—	2,713	2,713
Net Assets	$—	$36,665	$13,210	$49,876

As of December 31, 2012
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(12,413)	$—	$(12,413)
Crude oil collars	—	—	4,024	4,024
Crude oil calls	—	—	11,144	11,144
Natural Gas
Natural gas swaps	—	74,782	—	74,782
Natural gas collars	—	—	(1,489)	(1,489)
Natural gas calls	—	—	3,162	3,162
Net Assets	$—	$62,369	$16,841	$79,210

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended March 31,
	2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$15,169	$1,672	$8,509	$37,049
Loss (b)(c)	(3,385)	(246)	(3,336)	(5,467)
Ending balance	$11,784	$1,426	$5,173	$31,582

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales, issuances or purchases.
(b) For the three months ended March 31, 2013 and 2012, includes cash settlements received on crude oil derivatives instruments of $0 and $1.7 million, respectively, and cash settlements (paid) received on natural gas derivative instruments of $(0.2) million and $10.9 million, respectively.
(c) Included in loss on commodity derivative instruments, net on the consolidated statement of operations.

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

INDEX

2012 Acquisitions Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statement of operations for the three months ended March 31, 2012, assuming the AEO Acquisition, the Nimin Acquisition and the 2012 acquisitions from Element Petroleum, LP, CrownRock, L.P., Piedra Energy I, LLC and Lynden USA Inc. had been completed on January 1, 2011. The pro forma results reflect the results of combining our statement of operations with the results of operations from all of our 2012 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, and (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs. The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2011.

Pro Forma
Thousands of dollars, except per unit amounts	Three Months Ended March 31, 2012
Revenues	$90,747
Net loss attributable to partnership	(37,203)

Net loss per unit:
Basic	$(0.44)
Diluted	$(0.44)

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

INDEX

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

INDEX

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

INDEX

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

	Three Months Ended March 31,		Increase/
Thousands of dollars, except as indicated	2013	2012	Decrease	%
Total production (MBoe)	2,346	1,987	359	18%
Oil and NGLs (MBoe)	1,206	859	347	40%
Natural gas (MMcf)	6,844	6,769	75	1%
Average daily production (Boe/d)	26,070	21,835	4,235	19%
Sales volumes (MBoe)	2,270	1,899	371	20%

Average realized sales price (per Boe) (a) (b)	$52.96	$49.42	$3.54	7%
Oil and NGLs (per Boe) (a) (b)	84.61	96.37	(11.76)	(12)%
Natural gas (per Mcf) (b)	3.61	2.90	0.71	24%

Oil, natural gas and NGLs sales	$120,362	$94,007	$26,355	28%
Loss on commodity derivative instruments	(24,176)	(36,005)	11,829	(33)%
Other revenues, net	758	1,145	(387)	(34)%
Total revenues	96,944	59,147	37,797	64%

Lease operating expenses before taxes (c)	45,561	38,073	7,488	20%
Production and property taxes (d)	9,383	7,573	1,810	24%
Total lease operating expenses	54,944	45,646	9,298	20%

Purchases and other operating costs	318	370	(52)	(14)%
Change in inventory	(3,109)	(2,755)	(354)	n/a
Total operating costs	$52,153	$43,261	$8,892	21%

Lease operating expenses before taxes per Boe	$19.42	$19.16	$0.26	1%
Production and property taxes per Boe	4.00	3.81	0.19	5%
Total lease operating expenses per Boe	23.42	22.97	0.45	2%

Depletion, depreciation and amortization (DD&A)	$47,790	$38,281	$9,024	24%
DD&A per Boe	20.37	19.27	0.89	5%

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

Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, decreased $11.76 per Boe, or 12%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Realized prices for natural gas, excluding the effect of derivative instruments, increased $0.71 per Mcf, or 24%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2013.

Loss on commodity derivative instruments

Loss on commodity derivative instruments for the three months ended March 31, 2013 was $24.2 million compared to $36.0 million during the three months ended March 31, 2012. Commodity derivative instrument settlements received for the three months ended March 31, 2013 and 2012 were $5.2 million and $17.6 million, respectively, which primarily reflects lower natural gas settlements received due to increased natural gas prices and lower average natural gas hedge prices, as well as higher settlements paid for oil due to lower average crude oil hedge prices compared to the prior year.

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

INDEX

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

Loss on interest rate swaps
As of March 31, 2013, we had no interest rate derivative contracts in place. We had no loss on interest rate swaps for the three months ended March 31, 2013. Loss on interest rate swaps was $0.5 million for the three months ended March 31, 2012.

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

INDEX

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

10.1	Form of Restricted Phantom Unit Agreement - Deferred Payment Award
10.2	Form of Convertible Phantom Unit Agreement - Non-Employment Agreement
10.3	Form of Convertible Phantom Unit Agreement - Employment Agreement
10.4	Seventh Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated February 26, 2013.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	August 23, 2013	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 23, 2013	By:	/s/ James G. Jackson
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

10.1	Form of Restricted Phantom Unit Agreement - Deferred Payment Award
10.2	Form of Convertible Phantom Unit Agreement - Non-Employment Agreement
10.3	Form of Convertible Phantom Unit Agreement - Employment Agreement
10.4	Seventh Amendment to the Second Amended and Restated Credit Agreement of BreitBurn Energy Partners L.P. dated February 26, 2013.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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