Form 10-Q
period 2013-09-30
BreitBurn Energy Partners L.P.
filed 2013-11-06
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Yes ☐     No ☒

As of November 5, 2013, the registrant had 99,679,860 Common Units outstanding.

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “believe,” “estimate,” “impact,” “intend,” “future,” “affect,” “expect,” “will,” “plan,” “anticipate,” variations of such words and words of similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No 1. to our Annual Report on Form 10-K for the year December 31, 2012 (our “2012 Annual Report”), in Part II—Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as amended by Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our quarterly report on form 10-Q for the quarter ended June 30, 2013 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Thousands	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$2,818	$4,507
Accounts and other receivables, net	115,931	67,862
Derivative instruments (note 4)	16,558	34,018
Related party receivables (note 5)	530	1,413
Inventory (note 6)	11,118	3,086
Prepaid expenses	3,071	2,779
Intangibles, net (note 3)	6,554	—
Total current assets	156,580	113,665
Equity investments	7,126	7,004
Property, plant and equipment
Oil and gas properties	4,409,806	3,363,946
Other assets	15,986	14,367
	4,425,792	3,378,313
Accumulated depletion and depreciation (note 7)	(813,713)	(666,420)
Net property, plant and equipment	3,612,079	2,711,893
Other long-term assets
Intangibles, net (note 3)	6,693	—
Derivative instruments (note 4)	71,085	55,210
Other long-term assets	46,893	27,722

Total assets	$3,900,456	$2,915,494

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$50,653	$42,497
Derivative instruments (note 4)	12,388	5,625
Revenue and royalties payable	26,576	22,262
Wages and salaries payable	12,154	10,857
Accrued interest payable	29,467	13,002
Accrued liabilities	36,645	20,997
Total current liabilities	167,883	115,240

Credit facility (note 8)	1,090,000	345,000
Senior notes, net (note 8)	755,699	755,696
Deferred income taxes (note 10)	2,739	2,487
Asset retirement obligations (note 11)	111,642	98,480
Derivative instruments (note 4)	1,775	4,393
Other long-term liabilities	4,431	4,662
Total liabilities	2,134,169	1,325,958
Commitments and contingencies (note 12)
Equity
Partners' equity (note 13)	1,766,287	1,589,536

Total liabilities and equity	$3,900,456	$2,915,494

Common Units issued and outstanding	99,680	84,668

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2013	2012	2013	2012
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$197,413	$111,700	$467,061	$300,688
(Loss) gain on commodity derivative instruments, net (note 4)	(54,765)	(69,418)	(11,948)	1,865
Other revenue, net	737	796	2,197	2,848
Total revenues and other income items	143,385	43,078	457,310	305,401
Operating costs and expenses
Operating costs	68,502	50,048	181,889	142,203
Depletion, depreciation and amortization	60,125	37,270	154,456	109,068
General and administrative expenses	16,116	13,721	44,695	40,321
Loss on sale of assets	77	68	139	222
Total operating costs and expenses	144,820	101,107	381,179	291,814

Operating (loss) income	(1,435)	(58,029)	76,131	13,587

Interest expense, net of capitalized interest	23,548	15,362	60,387	43,231
Loss on interest rate swaps (note 4)	—	242	—	926
Other expense (income), net	4	17	(5)	36

(Loss) income before taxes	(24,987)	(73,650)	15,749	(30,606)

Income tax expense (benefit) (note 10)	24	(647)	628	(201)

Net (loss) income	(25,011)	(73,003)	15,121	(30,405)

Less: Net income attributable to noncontrolling interest	—	—	—	(62)

Net (loss) income attributable to the partnership	$(25,011)	$(73,003)	$15,121	$(30,467)

Basic net (loss) income per common unit (note 13)	$(0.25)	$(1.00)	$0.15	$(0.44)
Diluted net (loss) income per common unit (note 13)	$(0.25)	$(1.00)	$0.15	$(0.44)

See accompanying notes to consolidated financial statements.

INDEX

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
Thousands of dollars	2013	2012
Cash flows from operating activities
Net income (loss)	$15,121	$(30,405)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	154,456	109,068
Unit-based compensation expense	14,700	16,855
Loss (gain) on derivative instruments	11,948	(939)
Derivative instrument settlements	3,633	62,877
Prepaid premiums on derivative instruments	—	(13,303)
Income from equity affiliates, net	(122)	356
Deferred income taxes	252	(503)
Loss on sale of assets	139	222
Other	3,989	3,366
Changes in net assets and liabilities
Accounts receivable and other assets	(62,882)	2,878
Inventory	(8,032)	1,208
Net change in related party receivables and payables	883	2,329
Accounts payable and other liabilities	32,857	12,267
Net cash provided by operating activities	166,942	166,276
Cash flows from investing activities
Property acquisitions	(861,601)	(313,404)
Capital expenditures	(191,472)	(77,699)
Proceeds from sale of assets	226	863
Net cash used in investing activities	(1,052,847)	(390,240)
Cash flows from financing activities
Issuance of common units	285,011	370,504
Distributions	(137,447)	(93,734)
Proceeds from long-term debt	1,381,000	1,066,885
Repayments of long-term debt	(636,000)	(1,109,000)
Change in bank overdraft	(316)	(2,299)
Debt issuance costs	(8,032)	(9,346)
Net cash provided by financing activities	884,216	223,010
Decrease in cash	(1,689)	(954)
Cash beginning of period	4,507	5,328
Cash end of period	$2,818	$4,374

See accompanying notes to consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2012 Annual Report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at September 30, 2013, our operating results for the three months and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012 have been included.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2012 Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization (“DD&A”) of proved oil and natural gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

2.  New Accounting Standards

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

3. Acquisitions

We account for acquisitions using the acquisition method of accounting. The initial accounting applied to our acquisitions at the time of the purchase may not be complete and adjustment to provisional accounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date prior to concluding on the final purchase price of an acquisition.

Our purchase price allocations are based on discounted cash flows, quoted market prices and estimates made by management, and the most significant assumptions are those related to the estimated fair values assigned to oil and natural gas properties with proved reserves. To estimate the fair values of acquired properties, estimates of oil and natural gas reserves are prepared by management in consultation with independent engineers. We apply estimated future prices to the estimated reserve quantities acquired, and estimate future operating and development costs to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are discounted using a market-based weighted average cost of capital.

We conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.

The fair value measurements of oil and natural gas properties and asset retirement obligations (“ARO”) are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and ARO were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

INDEX

Oklahoma Panhandle Acquisitions

On July 15, 2013, we completed the acquisition of certain oil and natural gas and midstream assets located in Oklahoma, New Mexico and Texas, certain carbon dioxide (“CO2”) supply contracts, certain crude oil swaps and interests in certain entities from Whiting Oil and Gas Corporation (“Whiting”) for approximately $833 million in cash (the “Whiting Acquisition”). We used borrowings under our credit facility to fund this acquisition. The preliminary purchase price for this acquisition was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties - proved	$765,390
Oil and gas properties - unproved	52,585
Derivative assets - current	15
Intangibles	14,739
Derivative assets - long-term	16,183
Other long-term assets	1,032
Derivative liabilities - current	(6,347)
Accrued liabilities	(2,000)
Asset retirement obligations	(8,219)
$833,378

Thousands of dollars
Purchase price paid	$832,247
Estimated pending post-closing adjustments	1,131
$833,378

Whiting novated to us derivative contracts, with a counterparty that is a participant in our current credit facility, consisting of NYMEX West Texas Intermediate (“WTI”) fixed price crude oil swaps covering a total of approximately 5.4 million barrels of future production in 2013 through 2016 at a weighted average hedge price of $95.44 per Bbl, which were valued as a net asset of $9.9 million at the acquisition date. The preliminary purchase price allocation also included finite-lived intangibles valued at $14.7 million relating to two CO2 purchase contracts that we received in the acquisition.  We will be amortizing the contracts based on the amount of CO2 purchases made in each period over the contracts’ respective lives, with the first one expiring in December 2014, and the second one expiring in September 2023. In each of the three months and nine months ended September 30, 2013, we recorded $1.5 million in amortization for these contracts.

The preliminary purchase price allocation is based on discounted cash flows, quoted market prices and estimates made by management, with the most significant assumptions related to the estimated fair values assigned to oil and natural gas properties with proved reserves. To estimate the fair values of these properties, estimates of oil and natural gas reserves were prepared by management in consultation with independent engineers. We applied estimated future prices to the estimated reserve quantities acquired, and estimated future operating and development costs to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues were discounted using a market-based weighted average cost of capital rate of approximately 10%. We also employed a third-party valuation firm to assist in the valuation of the associated facilities, including pipelines, gathering lines and processing facilities.

We also completed the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle from other sellers for an additional $30 million in July 2013, subject to customary post-closing adjustments (together with the Whiting Acquisition, the “Oklahoma Panhandle Acquisitions”). We used borrowings under our credit facility to fund these acquisitions.

INDEX

Acquisition-related costs for the Oklahoma Panhandle Acquisitions were $2.9 million in the nine months ended September 30, 2013 and were reflected in general and administrative (“G&A”) expenses on the consolidated statements of operations. In each of the three months and nine months ended September 30, 2013, we recorded $52.3 million in sales revenue and $13.4 million in lease operating expenses, including production and property taxes, from our Oklahoma Panhandle Acquisitions.

Permian Basin Acquisitions

On July 2, 2012, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from Element Petroleum, LP and CrownRock, L.P. for approximately $148 million and $70 million, respectively. On December 28, 2012, we completed the acquisition of additional oil and natural gas properties, additional net working interests and interests in undeveloped drilling locations in the Permian Basin in Texas from CrownRock, L.P., Lynden USA Inc. and Piedra Energy I, LLC for approximately $164 million, $25 million and $10 million, respectively. The final purchase price for each of the 2012 acquisitions in the Permian Basin were primarily allocated to oil and natural gas properties, which included $52.5 million of unproved oil and gas properties, with $44.3 million related to Element Petroleum, LP acquisition and $8.2 million related to the first CrownRock, L.P, acquisition. Acquisition-related costs for the July 2, 2012 acquisitions from Element Petroleum, LP and CrownRock, L.P. were $1.0 million and were recorded in general and administrative expenses on the consolidated statements of operations. Acquisition-related costs for the December 28, 2012 acquisitions from CrownRock, L.P., Lynden USA Inc. and Piedra Energy I, LLC, were $0.5 million and were recorded in general and administrative expenses on the consolidated statements of operations. During the three months and nine months ended September 30, 2013, we recorded $23.7 million and $65.1 million, respectively, in sales revenue and $5.3 million and $15.5 million, respectively, in lease operating expenses, including production and property taxes, from our Permian Basin properties. During the three months and nine months ended September 30, 2012, we recorded $9.2 million and $9.2 million, respectively, in sales revenue and $1.8 million and $1.8 million, respectively, in lease operating expenses, including production and property taxes, from our Permian Basin properties.

AEO Acquisition

On November 30, 2012, we completed the acquisition of principally oil properties from American Energy Operations, Inc. (“AEO”) located in the Belridge Field in Kern County, California (the “AEO Acquisition”) for approximately $38 million in cash and 3 million of our common units representing limited partner interests in us (“Common Units”). Of the final purchase price of $38 million in cash and $56 million in Common Units, $97.8 million was allocated to oil and natural gas properties and $4.0 million was allocated to ARO. Acquisition-related costs for the AEO Acquisition were $0.4 million and were recorded in general and administrative expenses on the consolidated statements of operations. Revenues and expenses from the AEO properties are reflected in our consolidated statements of operations beginning December 1, 2012. During the three months and nine months ended September 30, 2013, we recorded $12.7 million and $27.8 million, respectively, in sales revenue and $1.7 million and $4.8 million, respectively, in lease operating expenses, including production and property taxes, from the properties acquired in the AEO Acquisition.

NiMin Acquisition

In June 2012, we completed the acquisition of oil properties located in Park County in the Big Horn Basin of
Wyoming from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin (the “NiMin Acquisition”). The final purchase price for this acquisition was approximately $95 million in cash, which was primarily allocated to oil and natural gas properties (including $36.2 million in unproved properties) and included $1.7 million of ARO. Acquisition-related costs for the NiMin Acquisition were $0.4 million and were reflected in general and administrative expenses on the consolidated statements of operations. Revenues and expenses from the NiMin properties are reflected in our consolidated statements of operations beginning June 28, 2012. During the three months and nine months ended September 30, 2013, we recorded $4.6 million and $11.9 million, respectively, in sales revenue and $1.7 million and $4.5 million, respectively, in lease operating expenses, including production and property taxes, from our NiMin properties. During the three months and nine months ended September 30, 2012, we recorded $3.2 million and $3.3 million, respectively, in sales revenue and $1.7 million and $1.7 million, respectively, in lease operating expenses, including production and property taxes, from the properties acquired in the NiMin Acquisition.

INDEX

Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statements of operations for the three months and nine months ended September 30, 2013 and 2012, assuming the Whiting Acquisition and additional acquired assets in the Oklahoma Panhandle acquisitions had been completed in January 1, 2012, the AEO Acquisition, the NiMin Acquisition and the 2012 acquisitions from Element Petroleum, LP, CrownRock, L.P., Piedra Energy I, LLC and Lynden USA Inc. had been completed on January 1, 2011. The pro forma results reflect the results of combining our statements of operations with the results of operations from all of our 2012 and 2013 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, and (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs.  The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2012 or 2011.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars, except per unit amounts	2013	2012	2013	2012
Revenues	$151,994	$120,938	$579,766	$569,004
Net income (loss) attributable to the partnership	(21,311)	(41,528)	63,518	78,031

Net income (loss) per common unit:
Basic	$(0.21)	$(0.42)	$0.63	$0.77
Diluted	$(0.21)	$(0.42)	$0.62	$0.77

4.  Financial Instruments

Our risk management programs are intended to reduce our exposure to commodity price and interest rate volatilities and to assist with stabilizing cash flows and distributions.  Routinely, we utilize derivative financial instruments to reduce this volatility. To the extent we have entered into economic hedges for a significant portion of our expected production through commodity derivative instruments and the cost for goods and services increases, our margins would be adversely affected.

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

INDEX

We had the following commodity derivative contracts in place at September 30, 2013:

	Year
	2013	2014	2015	2016	2017	2018
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	13,016	11,314	10,189	6,711	5,471	493
Average Price ($/Bbl)	$95.26	$93.67	$94.71	$86.97	$83.38	$82.20
Fixed Price Swaps - ICE Brent
Hedged Volume (Bbl/d)	4,200	4,800	3,300	4,300	298	—
Average Price ($/Bbl)	$97.57	$98.88	$97.73	$95.17	$97.50	$—
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	500	1,000	1,000	—	—	—
Average Floor Price ($/Bbl)	$77.00	$90.00	$90.00	$—	$—	$—
Average Ceiling Price ($/Bbl)	$103.10	$112.00	$113.50	$—	$—	$—
Collars - ICE Brent
Hedged Volume (Bbl/d)	—	—	500	500	—	—
Average Floor Price ($/Bbl)	$—	$—	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$—	$—	$109.50	$101.25	$—	$—
Puts - NYMEX WTI
Hedged Volume (Bbl/d)	1,000	500	500	1,000	—	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$90.00	$—	$—
Total:
Hedged Volume (Bbl/d)	18,716	17,614	15,489	12,511	5,769	493
Average Price ($/Bbl)	$95.01	$94.78	$94.75	$90.15	$84.11	$82.20

Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Hedged Volume (MMBtu/d)	37,000	7,500	7,500	17,000	10,000	—
Average Price ($/MMBtu)	$6.50	$6.00	$6.00	$4.46	$4.48	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	27,100	38,600	43,200	20,700	5,571	—
Average Price ($/MMBtu)	$4.68	$4.80	$4.83	$4.24	$4.51	$—
Puts - Henry Hub
Hedged Volume (MMBtu/d)	—	6,000	1,500	—	—	—
Average Price ($/MMBtu)	$—	$5.00	$5.00	$—	$—	$—
Total:
Hedged Volume (MMBtu/d)	64,100	52,100	52,200	37,700	15,571	—
Average Price ($/MMBtu)	$5.73	$4.99	$5.00	$4.34	$4.49	$—

Calls - Henry Hub
Hedged Volume (MMBtu/d)	30,000	15,000	—	—	—	—
Average Price ($/MMBtu)	$8.00	$9.00	$—	$—	$—	$—
Deferred Premium ($/MMBtu)	$0.08	$0.12	$—	$—	$—	$—

During the nine months ended September 30, 2013, we did not enter into any derivative instruments that required pre-paid premiums. During the nine months ended September 30, 2012, we paid $13.3 million in premiums on commodity derivative instruments that related to future periods.

As of September 30, 2013, premiums paid in 2012 related to oil and natural gas derivatives to be settled in the fourth quarter of 2013 and beyond were as follows:

	Year
Thousands of dollars	2013	2014	2015	2016	2017	2018
Oil	$1,233	$4,479	$4,683	$7,438	$734	$—
Natural gas	$—	$4,015	$1,989	$952	$—	$—

INDEX

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. In order to mitigate our interest rate exposure, we have in the past entered, and may in the future enter, into interest rate derivative contracts, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under our credit facility. As of September 30, 2013 and December 31, 2012, we had no interest rate swaps in place.

Fair Value of Financial Instruments

The following table presents the fair value of our derivative instruments, none of which are designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of September 30, 2013
Assets
Current assets - derivative instruments	$3,210	$28,370	$(15,022)	$16,558
Other long-term assets - derivative instruments	53,144	26,997	(9,056)	71,085
Total assets	56,354	55,367	(24,078)	87,643

Liabilities
Current liabilities - derivative instruments	(26,685)	(725)	15,022	(12,388)
Long-term liabilities - derivative instruments	(10,327)	(504)	9,056	(1,775)
Total liabilities	(37,012)	(1,229)	24,078	(14,163)

Net assets	$19,342	$54,138	$—	$73,480

As of December 31, 2012
Assets
Current assets - derivative instruments	$4,270	$46,724	$(16,976)	$34,018
Other long-term assets - derivative instruments	38,919	33,443	(17,152)	55,210
Total assets	43,189	80,167	(34,128)	89,228

Liabilities
Current liabilities - derivative instruments	(21,665)	(936)	16,976	(5,625)
Long-term liabilities - derivative instruments	(18,769)	(2,776)	17,152	(4,393)
Total liabilities	(40,434)	(3,712)	34,128	(10,018)

Net assets	$2,755	$76,455	$—	$79,210

(a) Represents counterparty netting under derivative master agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the balance sheet.

INDEX

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended September 30, 2013
Net (loss) gain	$(62,770)	$8,005	$—	$(54,765)
Three Months Ended September 30, 2012
Net loss	$(53,180)	$(16,238)	$(242)	$(69,660)
Nine Months Ended September 30, 2013
Net (loss) gain	$(22,072)	$10,124	$—	$(11,948)
Nine Months Ended September 30, 2012
Net (loss) gain	$(7,988)	$9,853	$(926)	$939

(a) Included in (loss) gain on commodity derivative instruments, net on the consolidated statements of operations.
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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs that are observable other than quoted prices that are included within Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of September 30, 2013 and December 31, 2012, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and nine months ended September 30, 2013 and 2012. Our policy is to recognize transfers between levels as of the end of the period.

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of September 30, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$8,799	$—	$8,799
Crude oil collars	—	—	3,819	3,819
Crude oil puts	—	—	6,724	6,724
Natural Gas
Natural gas swaps	—	51,781	—	51,781
Natural gas calls	—	—	(868)	(868)
Natural gas puts	—	—	3,225	3,225
Net Assets	$—	$60,580	$12,900	$73,480

As of December 31, 2012
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(12,413)	$—	$(12,413)
Crude oil collars	—	—	4,024	4,024
Crude oil puts	—	—	11,144	11,144
Natural Gas
Natural gas swaps	—	74,782	—	74,782
Natural gas calls	—	—	(1,489)	(1,489)
Natural gas puts	—	—	3,162	3,162
Net Assets	$—	$62,369	$16,841	$79,210

INDEX

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended September 30,
	2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$15,412	$2,054	$22,062	$22,242
Derivative instrument settlements (b)	(125)	(225)	3,968	10,515
Gain (loss) (b)(c)	(4,744)	528	(16,499)	(23,173)
Purchases (b)(d)	—	—	—	1,252
Ending balance	$10,543	$2,357	$9,531	$10,836

	Nine Months Ended September 30,
	2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$15,169	$1,672	$8,509	$37,049
Derivative instrument settlements (b)	(125)	(667)	9,425	33,143
Gain (loss) (b)(c)	(4,501)	1,352	(8,403)	(64,386)
Purchases (b)(d)	—	—	—	5,030
Ending balance	$10,543	$2,357	$9,531	$10,836

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales or issuances.
(b) Included in (loss) gain on commodity derivative instruments, net on the consolidated statements of operations.
(c) Represents gain (loss) on mark-to-market of derivative instruments.
(d) Relates to natural gas put options entered into in June 2012 and crude oil options entered into in August 2012.

For Level 3 derivative instruments measured at fair value on a recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	September 30, 2013	Technique	Unobservable Input	Range
Oil Options	$10,543	Option Pricing Model	Oil forward commodity prices	$83.87/Bbl - $102.22/Bbl
			Oil volatility	16.18% - 22.29%
			Own credit risk	5%
Natural Gas Options	2,357	Option Pricing Model	Gas forward commodity prices	$3.50/MMBtu - $4.26/MMBtu
			Gas volatility	20.32% - 30.33%
			Own credit risk	5%
Total	$12,900

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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of September 30, 2013, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of September 30, 2013, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of September 30, 2013, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and Citibank, N.A., which accounted for approximately 31%, 24% and 13% of our net derivative asset balances, respectively.

5.  Related Party Transactions

BreitBurn Management Company, LLC (“BreitBurn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also provides administrative services to Pacific Coast Energy Company L.P., formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and nine months ended September 30, 2013, the monthly fee paid by PCEC for indirect expenses was $700,000. The current monthly fee will be in effect through August 31, 2014 and, to the extent the term of the administrative services agreement is renewed, will be redetermined biannually thereafter.

At September 30, 2013 and December 31, 2012, we had current receivables of $0.4 million and $1.2 million, respectively, due from PCEC related to the administrative services agreement, employee-related costs and oil and natural gas sales made by PCEC on our behalf from certain properties.  For the three months ended September 30, 2013 and 2012, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $2.1 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $2.9 million and $2.3 million, respectively. For the nine months ended September 30, 2013 and 2012, the monthly charges to PCEC for indirect expenses totaled $6.3 million and $5.9 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $7.3 million and $6.3 million, respectively.

At September 30, 2013 and December 31, 2012, we had receivables of $0.1 million and $0.2 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

INDEX

6.  Inventory

Our crude oil inventory from our Florida operations was $11.1 million at September 30, 2013 and $3.1 million at December 31, 2012.  In the nine months ended September 30, 2013, we sold 511 gross MBbls and produced 596 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

7.  Impairments

We assess our developed and undeveloped oil and natural gas properties, finite-lived intangibles and other long-lived assets for possible impairment periodically and whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in business plans, changes in commodity prices and, for crude oil and natural gas properties, significant downward revisions of estimated proved reserve quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and the outlook for market supply and demand conditions for crude . For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves, forecasted using five-year NYMEX forward strip prices at the end of the period and escalated, along with expenses and capital, starting from year six forward at 2.5% per year. For impairment charges recorded in 2012, the associated property’s expected future net cash flows were discounted using an estimated weighted average cost of capital that approximated 10%. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

We assess our developed and undeveloped oil and natural gas properties, other long-lived assets and finite-lived intangibles for possible impairment periodically and whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

During the three months and nine months ended September 30, 2013, we recorded impairments of approximately $0.4 million, including $0.2 million for a Florida property and $0.2 million related to a few smaller Michigan properties. During the three months ended September 30, 2012, we recorded no impairments. During the nine months ended September 30, 2012, we recorded non-cash impairment charges of approximately $11.6 million, respectively, primarily related to uneconomic proved properties in Michigan, Indiana and Kentucky due to decreases in natural gas prices. The impairments are reflected in depletion, depreciation and amortization on the consolidated statements of operations and in accumulated depletion and depreciation on the consolidated balance sheets.

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

8.  Long-Term Debt

Credit Facility

BreitBurn Operating L.P. (“BOLP”), as borrower, and we and our wholly-owned subsidiaries, as guarantors, have a $3.0 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (as amended, the “Second Amended and Restated Credit Agreement”) with a maturity date of May 9, 2016.

In July 2013, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement, which increased our aggregate maximum credit amount from $1.5 billion to $3.0 billion, increased our borrowing base to $1.5 billion and increased the aggregate commitment of all lenders to $1.4 billion. The amendment also increased flexibility for

INDEX

the Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) for the next five quarters and added a new Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) that will be applied until the earlier of the end of the second quarter of 2014 and our receipt of net cash proceeds from the issuance of Common Units of at least $350 million. The Ninth Amendment provides that we are required to maintain a Total Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 4.75 to 1.00 through the first quarter of 2014, no more than 4.50 to 1.00 through the second quarter of 2014, no more than 4.25 to 1.00 through the third quarter of 2014 and thereafter no more than 4.00 to 1.00. We also are required to maintain a Senior Secured Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 3.00 to 1.00 through the fourth quarter of 2013 and no more than 2.75 to 1.00 through the second quarter of 2014. The numerator of each of these ratios automatically decreases by .25 or .50 if we receive net cash proceeds from the issuance of Common Units of, at least, $175 million or, with respect to the Total Leverage Ratio, $350 million, respectively, but in no event will the Total Leverage Ratio be reduced to less than 4.00 to 1.00.

As of September 30, 2013 and December 31, 2012, our borrowing base was $1.5 billion and $1.0 billion, respectively, and the aggregate commitment of all lenders was $1.4 billion and $900 million, respectively.

As of September 30, 2013 and December 31, 2012, we had $1.1 billion and $345 million, respectively, in indebtedness outstanding under our credit facility. At September 30, 2013, the 1-month LIBOR interest rate plus an applicable spread was 2.4306% on the 1-month LIBOR portion of $1,087 million and the prime rate plus an applicable spread was 4.50% on the prime portion of $3 million. At September 30, 2013, we had $15.2 million of unamortized debt issuance costs related to our credit facility.

As of September 30, 2013 and December 31, 2012, we were in compliance with our credit facility’s covenants.

Senior Notes

We have $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “2020 Senior Notes”), which had a carrying value of $301.5 million, net of unamortized discount of $3.5 million, as of September 30, 2013. In addition, we have $450 million in aggregate principal amount of 7.875% Senior Notes due 2022 (the “2022 Senior Notes”), which had a carrying value of $454.2 million, net of unamortized premium of $4.2 million, as of September 30, 2013. At September 30, 2013, we had $14.7 million of unamortized debt issuance costs related to our Senior Notes.

Interest on our senior notes is payable twice a year in April and October.

As of September 30, 2013, the fair value of our 2020 Senior Notes and 2022 Senior Notes was estimated to be $322.4 million and $450.4 million, respectively, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

As of September 30, 2013 and December 31, 2012, we were in compliance with the covenants under our senior notes.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2013	2012	2013	2012
Credit agreement (including commitment fees)	$6,313	$2,804	$9,718	$5,846
Senior notes	15,436	11,557	46,308	33,843
Amortization of discount and deferred issuance costs	1,826	1,041	4,423	3,582
Capitalized interest	(27)	(40)	(62)	(40)
Total	$23,548	$15,362	$60,387	$43,231

INDEX

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

In accordance with Rule 3-10 of Regulation S-X, we are not presenting condensed consolidating financial statements as we have no independent assets or operations, BreitBurn Finance Corporation, the subsidiary co-issuer that does not guarantee our senior notes, is a 100% owned finance subsidiary. Additionally, all of our material subsidiaries are 100% owned and have guaranteed our senior notes, and all of the guarantees are full, unconditional, joint and several.

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

Our deferred federal income tax liability was $2.7 million and $2.5 million at September 30, 2013 and December 31, 2012, respectively.  The following table presents our income tax expense (benefit) for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2013	2012	2013	2012
Federal income tax expense (benefit)
Current	$41	$(65)	$67	$199
Deferred (a)	(45)	(629)	252	(503)
State income tax expense (b)	28	47	309	103
Total	$24	$(647)	$628	$(201)

(a) Related to Phoenix, a tax-paying corporation and our wholly-owned subsidiary.
(b) Primarily in California and Texas.

INDEX

11.  Asset Retirement Obligations

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

We consider the inputs to our ARO valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the period ended September 30, 2013 and the year ended December 31, 2012 are presented in the following table:

	Nine Months Ended	Year Ended
Thousands of dollars	September 30, 2013	December 31, 2012
Carrying amount, beginning of period	$98,480	$82,397
Acquisitions	8,219	6,279
Liabilities incurred	90	2,468
Liabilities settled	(430)	(86)
Revisions	—	1,553
Accretion expense	5,283	5,869
Carrying amount, end of period	$111,642	$98,480

12.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At September 30, 2013 and December 31, 2012, we had surety bonds for $17.1 million and $16.2 million, respectively.  At both September 30, 2013 and December 31, 2012, we had approximately $1.0 million and $0.3 million in letters of credit outstanding, respectively.

Purchase Contracts

On July 15, 2013, we completed the acquisition of the Whiting Assets.  The Whiting Assets include the Postle Field, which currently has active CO2 enhanced recovery projects, and the Northeast Hardesty Unit, both of which are located in Texas County, Oklahoma. We have a contracted supply of CO2 in the Bravo Dome Field in New Mexico, with step-in rights, for 129,000,000 Mcf over 10 to 15 years, which we expect to provide volumes in excess of those required to produce our estimated proved reserves when coupled with recycled CO2. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. We are obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. The CO2 volumes planned for use in our enhanced recovery projects in the Postle Field currently exceed the minimum daily volumes specified in these agreements. Therefore, we expect to avoid any payments for deficiencies.  The table below shows our future minimum commitments under these purchase agreements as of September 30, 2013:

	Year Ending December 31,
Thousands of dollars	2013	2014	2015	2016	2017	Thereafter	Total
Purchase contracts	$2,434	$6,930	$18,539	$14,638	$15,663	$66,841	$125,045

INDEX

13.  Partners’ Equity

In February 2013, we sold 14.95 million Common Units at a price to the public of $19.86 per Common Unit, resulting in proceeds of $285.0 million (net of underwriting discount and offering expenses).

During the nine months ended September 30, 2013, we issued 0.1 million Common Units to employees and non-employee directors for Convertible Phantom Units (“CPUs”) and Restricted Phantom Units (“RPUs”) that vested in January 2013.

At September 30, 2013 and December 31, 2012, we had approximately 99.7 million and 84.7 million Common Units outstanding, respectively.  At September 30, 2013 and December 31, 2012, there were approximately 2.1 million and 0.9 million, respectively, of units outstanding under our Long-term Incentive Plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On February 14, 2013, we paid a cash distribution of approximately $39.8 million, or $0.4700 per Common Unit. On May 14, 2013, we paid a cash distribution of approximately $47.3 million, or $0.4750 per Common Unit. On August 14, 2013, we paid a cash distribution of approximately $47.8 million, or $0.4800 per Common Unit.

During the three months and nine months ended September 30, 2013, we also paid $0.8 million and $2.4 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP.

On February 14, 2012, we paid a cash distribution of approximately $27.0 million, or $0.4500 per Common Unit. On May 14, 2012, we paid a cash distribution of approximately $31.5 million, or $0.4550 per Common Unit. On August 14, 2012, we paid a cash distribution of approximately $31.8 million, or $0.4600 per Common Unit.

During the three months and nine months ended September 30, 2012, we also paid $1.2 million and $3.5 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs.

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

INDEX

The following is a reconciliation of net income loss attributable to the partnership and weighted average units for calculating basic net income loss per common unit and diluted net income loss per common unit.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands, except per unit amounts	2013	2012	2013	2012

Net (loss) income attributable to the partnership	$(25,011)	$(73,003)	$15,121	$(30,467)
Distributions on participating units not expected to vest	4	—	15	—
Net (loss) income attributable to holders of Common Units and participating securities	$(25,007)	$(73,003)	$15,136	$(30,467)
Weighted average number of units used to calculate basic and diluted net income per unit:
Common Units	99,680	72,894	97,982	69,363
Participating securities (a)	—	—	1,652	—
Denominator for basic income per common unit	99,680	72,894	99,634	69,363
Dilutive units (b)	—	—	355	—
Denominator for diluted income per common unit	99,680	72,894	99,989	69,363
Net (loss) income per common unit
Basic	$(0.25)	$(1.00)	$0.15	$(0.44)
Diluted	$(0.25)	$(1.00)	$0.15	$(0.44)

(a) The three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2012 exclude 1,729, 2,557 and 2,513, respectively, of potentially issuable weighted average RPUs and CPUs from participating securities, as we were in a loss position.
(b) The three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2012 exclude 384, 59 and 57, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

14.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months and nine months ended September 30, 2013 was $4.9 million and $14.7 million, respectively, and for the three months and nine months ended September 30, 2012 was $5.7 million and $16.9 million, respectively. During the nine months ended September 30, 2013, the board of directors of BreitBurn GP, LLC (our “General Partner”) approved the grant of approximately 1.2 million of RPUs and CPUs to employees of BreitBurn Management under our LTIP.  Our outside directors were issued less than 0.1 million RPUs under our LTIP during the nine months ended September 30, 2013.  The fair market value of the RPUs granted during 2013 for computing compensation expense under FASB Accounting Standards averaged $20.84 per unit.

During the three months and nine months ended September 30, 2013, we paid zero and $0.6 million, respectively, for taxes withheld on RPUs vested during the period.  During the three months and nine months ended September 30, 2012, we paid nothing for taxes withheld on RPUs vested during the period.

As of September 30, 2013, we had $27.8 million of total unrecognized compensation costs for all outstanding awards.  The majority of this amount is expected to be recognized over the period from October 1, 2013 to December 31, 2015. For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our 2012 Annual Report.

INDEX

15.  Subsequent Events

Distributions

On October 30, 2013, we announced a cash distribution to holders of Common Units for the third quarter of 2013 at the rate of $0.4875 per Common Unit, to be paid on November 14, 2013 to our holders of Common Units of record as of the close of business on November 11, 2013.

On October 30, 2013, we amended our First Amended and Restated Agreement of Limited Partnership by adopting Amendment No. 5. Amendment No. 5 provides that, at the discretion of our General Partner, we may pay quarterly distributions within 45 days following the end of each quarter or in three installments within 17, 45 and 75 days following the end of each quarter. The Partnership intends to change its distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013. The payment of monthly distributions is expected to commence in January 2014.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our 2012 Annual Report and the consolidated financial statements and related notes therein.  Our 2012 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A “—Risk Factors” of this report, the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our 2012 Annual Report and Part I—Item 1A “—Risk Factors” of our 2012 Annual Report.

Overview

We are an independent oil and natural gas partnership focused on the acquisition, exploitation and development of oil and natural gas properties in the United States. Our objective is to manage our oil and natural gas producing properties for the purpose of generating cash flows and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil and natural gas reserves located primarily in:

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

2013 Acquisitions

On July 15, 2013, we completed the acquisition of the Whiting Assets from Whiting. We acquired the Whiting Assets for a preliminary purchase price of approximately $833.4 million in cash. Also, in July 2013, we completed the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle from other sellers for an additional approximately $30.2 million, subject to customary post-closing adjustments. The Whiting Assets include the Postle Field, which currently has active CO2 enhanced recovery projects, and the Northeast Hardesty Unit, both of which are located in Texas County, Oklahoma. We have a contracted supply of CO2 in the Bravo Dome Field in New Mexico, with step-in rights, for 129,000,000 Mcf over 10 to 15 years, which we expect will provide the volumes required to produce our estimated proved reserves when coupled with recycled CO2. The Postle Field includes 227 gross producing wells and 174 gross injectors, and the Northeast Hardesty Unit includes 24 gross producing wells and 17 gross injectors. As part of the acquisition and the purchase of additional interests, we are also the sole owner of the Dry Trails gas plant located in Texas County, Oklahoma and the 120-mile Transpetco Pipeline, a CO2 transportation pipeline delivering product from New Mexico to the Postle Field in Oklahoma. We funded the purchase price for the Whiting Acquisition and the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle with borrowings under our credit facility.

Our management’s review of the estimated proved reserves relating to the Whiting Acquisition indicated estimated proved reserves of 41.4 MMBoe, with an estimated proved reserve life index of approximately 15 years, as of June 30, 2013, which estimated proved reserves were determined using prices of $91.60 per barrel of oil and $3.44 per MMBtu of gas. Such prices were determined using the average of the historical first-day-of-the-month prices for the 12 months ended June 30, 2013 in accordance with Securities and Exchange Commission guidelines. Approximately 95% of these reserves were oil and NGLs, approximately 70% were proved developed and approximately 68% were proved developed producing as of June 30,

INDEX

2013. Management’s estimate of the average daily production per day for September 2013 from the Whiting Assets was approximately 7,275 Boe, which was comprised of approximately 83% crude oil, 13% NGLs and 4% natural gas. In 2013 to date, the price per barrel of oil for our production from the Whiting Assets represented an approximately $8 discount to the NYMEX WTI benchmark price. Reserve engineering is a complex and subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates prepared by one engineer may vary from those prepared by another. Estimates of proved reserves for our recently acquired Oklahoma properties as of December 31, 2013 will be prepared by Cawley, Gillespie & Associates, Inc. using the information available at that time. Upon completion of their review, the estimate of the proved reserves for our oil and natural gas properties as of December 31, 2013 will be different from our management’s estimate of the proved reserves for our Oklahoma oil and natural gas properties as of June 30, 2013 as described above.

2013 Highlights

In February 2013, we sold approximately 14.95 million Common Units at a price to the public of $19.86 per Common Unit, resulting in proceeds of $285.0 million (net of underwriting discounts and estimated offering expenses), which we used to repay outstanding debt under our credit facility.

On February 14, 2013, we paid a cash distribution of approximately $39.8 million, or $0.4700 per Common Unit. On May 14, 2013, we paid a cash distribution of approximately $47.3 million, or $0.4750 per Common Unit. On August 14, 2013, we paid a cash distribution of approximately $47.8 million, or $0.4800 per Common Unit. On October 30, 2013, we announced a cash distribution to holders of Common Units for the third quarter of 2013 at the rate of $0.4875 per Common Unit, to be paid on November 14, 2013 to our holders of Common Units of record as of the close of business on November 11, 2013.

In July 2013, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement, which increased our aggregate maximum credit amount from $1.5 billion to $3.0 billion, increased our borrowing base to $1.5 billion and increased the aggregate commitment of all lenders to $1.4 billion. The amendment also increased flexibility for the Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) for the next five quarters, absent any refinancing, and added a new Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) that will be applied through the second quarter of 2014, absent any refinancing.

Operational Focus and Capital Expenditures

 In the first nine months of 2013, our oil and natural gas capital expenditures totaled $198 million, compared to approximately $93 million in the first nine months of 2012.  We spent approximately $73 million in Texas, $64 million in California, $24 million in Wyoming, $20 million in Florida, $9 million in Oklahoma and $8 million in Michigan.  In the first nine months of 2013, we drilled and completed 38 wells in Texas, 40 wells in California, 22 wells in Wyoming, 3 wells in Oklahoma, 3 wells in Michigan and 1 well in Florida. We also performed workovers on 18 wells in Wyoming, 17 wells in Michigan, 12 wells in California and 5 wells in Oklahoma.

In 2013, our crude oil and natural gas capital program is expected to be approximately $271 million. This compares with approximately $153 million in 2012. We plan to principally target oil projects and expect to spend approximately 84% of our capital budget in California, Florida, Texas and Oklahoma and approximately 16% in Michigan, Wyoming, Indiana and Kentucky. We anticipate that approximately 90% of our total capital spending will be focused on drilling and rate-generating projects that are designed to increase production or reserves. Including production from our Oklahoma Panhandle acquisitions and without considering potential future acquisitions, we expect our 2013 production to be approximately 11.0 MMBoe.

Commodity Prices

In the third quarter of 2013, the NYMEX WTI spot price averaged $106 per barrel, compared with approximately $92 per barrel in the third quarter of 2012.  In the first nine months of 2013, the WTI spot price averaged $98 per barrel, compared with $96 per barrel a year earlier. The average NYMEX WTI spot price in October was approximately $101 per barrel, and in the first nine months of 2013, the NYMEX WTI spot price ranged from a low of $87 per barrel to a high of $111 per barrel. In 2012, the NYMEX WTI spot price averaged approximately $94 per barrel.

INDEX

In the third quarter of 2013, the Henry Hub natural gas spot price averaged $3.55 per MMBtu compared with approximately $2.88 per MMBtu in the third quarter of 2012.  In the first nine months of 2013, the Henry Hub natural gas price averaged $3.69 per MMBtu, compared with $2.54 per MMBtu a year earlier. The Henry Hub natural gas spot price in October averaged approximately $3.68 per MMBtu and in the first nine months of 2013, the Henry Hub spot price ranged from a low of $3.08 to a high of $4.38.  In 2012, the Henry Hub natural gas spot price averaged approximately $2.75 per MMBtu.

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and nine months ended September 30, 2013, the monthly fee paid by PCEC for indirect expenses was $700,000. The monthly fee of $700,000 will be in effect through August 31, 2014 and, to the extent the term of the administrative services agreement is renewed, will be redetermined biannually thereafter.

INDEX

Results of Operations

The table below summarizes certain of our results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

Thousands of dollars, except as	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
indicated	2013	2012	Decrease	%	2013	2012	Decrease	%
Total production (MBoe)	3,098	2,166	932	43%	7,897	6,106	1,791	29%
Oil and NGL (MBoe)	1,888	973	915	94%	4,381	2,647	1,734	66%
Natural gas (MMcf)	7,258	7,161	97	1%	21,096	20,754	342	2%
Average daily production (Boe/d)	33,674	23,545	10,129	43%	28,928	22,284	6,644	30%
Sales volumes (MBoe)	3,027	2,219	808	36%	7,825	6,131	1,694	28%

Average realized sales price (per Boe) (a)(b)	$65.14	$50.25	$14.89	30%	$59.62	$48.95	$10.67	22%
Oil and NGL (per Boe) (a)(b)	93.73	87.59	6.14	7%	89.47	90.93	(1.46)	(2)%
Natural gas (per Mcf) (b)	3.69	3.03	0.66	22%	3.84	2.76	1.08	39%

Oil and NGL sales	$170,597	$90,036	$80,561	89%	$386,083	$243,504	$142,579	59%
Natural gas sales	26,816	21,664	5,152	24%	80,978	57,184	23,794	42%
Oil, natural gas and NGL sales (a)	$197,413	$111,700	$85,713	77%	$467,061	$300,688	$166,373	55%
(Loss) gain on commodity derivative instruments	(54,765)	(69,418)	14,653	(21)%	(11,948)	1,865	(13,813)	n/a
Other revenues, net	737	796	(59)	(7)%	2,197	2,848	(651)	(23)%
Total revenues	143,385	43,078	100,307	233%	457,310	305,401	151,909	50%

Lease operating expenses before taxes (c)	58,731	40,325	18,406	46%	152,836	117,520	35,316	30%
Production and property taxes (d)	14,476	8,574	5,902	69%	34,925	22,672	12,253	54%
Total lease operating expenses	73,207	48,899	24,308	50%	187,761	140,192	47,569	34%

Purchases and other operating costs	226	293	(67)	(23)%	881	1,310	(429)	(33)%
Change in inventory	(4,931)	856	(5,787)	n/a	(6,753)	701	(7,454)	n/a
Total operating costs	$68,502	$50,048	$18,454	37%	$181,889	$142,203	$39,686	28%

Lease operating expenses before taxes per Boe	$18.96	$18.62	$0.34	2%	$19.35	$19.25	$0.10	1%
Production and property taxes per Boe	4.67	3.96	0.71	18%	4.42	3.71	0.71	19%
Total lease operating expenses per Boe	23.63	22.58	1.05	5%	23.77	22.96	0.81	4%

Depletion, depreciation and amortization (“DD&A”)	$60,125	$37,270	$22,855	61%	$154,095	$109,068	$45,027	41%
DD&A per Boe	19.41	17.21	2.20	13%	19.51	17.86	1.65	9%

(a) Includes crude oil purchases.
(b) Excludes the effect of commodity derivative settlements.
(c) Includes lease operating expenses, district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

INDEX

Comparison of Results for the Three Months and Nine Months Ended September 30, 2013 and 2012

The variances in our results were due to the following components:

Production

For the three months ended September 30, 2013, total production was 3,098 MBoe compared to 2,166 MBoe for the three months ended September 30, 2012, primarily due to 583 MBoe from our Oklahoma properties acquired in July 2013, a 218 MBoe increase in production from our Texas properties acquired in December of 2012, and 162 MBoe higher California production, including 130 MBoe from our California properties acquired in November 2012, partially offset by 28 MBoe lower Michigan production, primarily due to natural field declines.

For the nine months ended September 30, 2013, total production was 7,897 MBoe compared to 6,106 MBoe for the nine months ended September 30, 2012, primarily due to a 905 MBoe increase in production from our Texas properties acquired in July 2012 and December 2012, 583 MBoe from our Oklahoma properties acquired in July 2013, 395 MBoe higher California production, including 294 MBoe from our California properties acquired in November 2012, and a 52 MBoe increase in Wyoming production, partially offset by 122 MBoe lower Michigan production and 21 MBoe lower Florida production, primarily due to natural field declines.

Oil, natural gas and NGL sales

Total oil, natural gas liquids (“NGL”) and natural gas sales revenues increased $85.7 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Crude oil and NGL revenues increased $80.6 million due to higher oil prices and higher oil sales volumes, primarily due to production from our 2012 Texas and California acquisitions and our 2013 Oklahoma acquisitions. Natural gas revenues increased $5.2 million, primarily due to higher natural gas prices and slightly higher natural gas production.

Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, increased $6.14 per Boe, or 7%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Realized prices for natural gas, excluding the effect of derivative instruments, increased $0.66 per Mcf, or 22%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total oil, NGLs and natural gas sales revenues increased $166.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Crude oil and NGLs revenues increased $142.6 million due to higher sales volumes, primarily due to production from our 2012 Texas and California acquisitions and our 2013 Oklahoma acquisitions. Natural gas revenues increased $23.8 million primarily due to higher natural gas prices and slightly higher natural gas production.

Realized prices for crude oil and NGLs, excluding the effect of derivative instruments, decreased $1.46 per Boe, or 2%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to higher crude oil differentials. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.08 per Mcf, or 39%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Loss on commodity derivative instruments

Loss on commodity derivative instruments for the three months ended September 30, 2013 was $54.8 million compared to a loss of $69.4 million during the three months ended September 30, 2012. Commodity derivative instrument settlement payments net of receipts were $6.3 million for the three months ended September 30, 2013 compared to net receipts of $22.5 million during the same period in 2012, which primarily reflects higher oil settlement payments due to higher average crude oil prices and lower average crude oil hedge prices, as well as lower natural gas settlement receipts due to higher natural gas prices and lower average natural gas hedge prices compared to the prior year.
Loss on commodity derivatives instruments for the nine months ended September 30, 2013 was $11.9 million compared to a gain of $1.9 million during the nine months ended September 30, 2012. Commodity derivative instrument settlement receipts net of payments for the nine months ended September 30, 2013 and 2012 were $3.6 million and $65.2 million, respectively, which primarily reflects higher oil settlement payments due to lower average crude oil hedge prices, as well as lower natural gas settlement receipts due to higher natural gas prices and lower average natural gas hedge prices compared to the prior year.

INDEX

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended September 30, 2013 increased $18.4 million compared to the three months ended September 30, 2012.  The increase in pre-tax lease operating expenses reflects our 2012 acquisitions in Texas and California, and 2013 acquisitions in Oklahoma. On a per Boe basis, pre-tax lease operating expenses were $18.96 per Boe for the three months ended September 30, 2013 compared to $18.62 per Boe for the three months ended September 30, 2012.

Production and property taxes for the three months ended September 30, 2013 totaled $14.5 million, which was $5.9 million higher than the three months ended September 30, 2012, primarily due to higher production and property taxes from our 2012 acquisitions in Texas and California, and 2013 acquisitions in Oklahoma.  On a per Boe basis, production and property taxes for the three months ended September 30, 2013 were $4.67 per Boe, which was 18% higher than the three months ended September 30, 2012, primarily due to higher oil production as a percentage of total production and higher oil and natural gas prices.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the nine months ended September 30, 2013 increased $35.3 million compared to the nine months ended September 30, 2012.  The increase in pre-tax lease operating expenses primarily reflects our 2012 acquisitions in Texas and California, and 2013 acquisitions in Oklahoma. On a per Boe basis, pre-tax lease operating expenses were $19.35 per Boe for the nine months ended September 30, 2013 compared to $19.25 per Boe for the nine months ended September 30, 2012.

Production and property taxes for the nine months ended September 30, 2013 totaled $34.9 million, which was $12.3 million higher than the nine months ended September 30, 2012, primarily due to higher production and property taxes from our 2012 acquisitions in Texas and California, and 2013 acquisitions in Oklahoma.  On a per Boe basis, production and property taxes for the nine months ended September 30, 2013 were $4.42 per Boe, which was 19% higher than the nine months ended September 30, 2012, primarily due to higher oil production as a percentage of total production and higher natural gas prices.

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

For the three months ended September 30, 2013, the change in inventory account amounted to a credit of $4.9 million compared to a charge of $0.9 million during the same period in 2012.  The credit to inventory during the three months ended September 30, 2013 reflects a lower volume of crude oil sold than produced while the charge during the three months ended September 30, 2012 reflects a higher volume of crude oil sold than produced during the periods due to the timing of Florida sales.

For the nine months ended September 30, 2013, the change in inventory account amounted to a credit of $6.8 million compared to a charge of $0.7 million during the same period in 2012. The credit to inventory during the nine months ended September 30, 2013 reflects a lower volume of crude oil sold than produced while the charge during the nine months ended September 30, 2012 reflects a higher volume of crude oil sold than produced during the periods due to the timing of Florida sales.

Depletion, depreciation and amortization

DD&A totaled $60.1 million, or $19.41 per Boe, during the three months ended September 30, 2013, an increase of approximately 13% per Boe from the same period a year ago.  The increase in DD&A per Boe compared to last year was primarily due to increased production associated with our Texas and California acquisitions that occurred in the fourth quarter of 2012. In addition, DD&A for the three months ended September 30, 2013 included $1.5 million amortization of CO2 contracts acquired in the Whiting Acquisition and $0.4 million related to impairments. DD&A for the three months ended September 30, 2012 included impairments of $0.5 million.

DD&A totaled $154.1 million, or $19.51 per Boe, during the nine months ended September 30, 2013, an increase of approximately 9% per Boe from the same period a year ago.  DD&A for the nine months ended September 30, 2013 included $1.5 million amortization of CO2 contracts acquired in the Whiting Acquisition and $0.4 million related to impairments. The first

INDEX

nine months of 2012 included $12.2 million in impairments and write-offs related to uneconomic proved properties primarily in Michigan, Indiana and Kentucky due to lower natural gas prices. Excluding impairments and write-offs, DD&A per Boe was 23% higher in the first nine months of 2013 when compared to the first nine months of 2012 DD&A of $15.87 per Boe. The increase in DD&A per Boe compared to last year was primarily due to higher rates associated with our 2012 and 2013 acquisitions and higher Michigan DD&A rates due to lower reserves.

General and administrative expenses

Our G&A expenses totaled $16.1 million and $13.7 million for the three months ended September 30, 2013 and 2012, respectively.  This included $4.9 million and $5.6 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $11.2 million and $8.1 million for the three months ended September 30, 2013 and 2012, respectively.  The increase was primarily due to higher payroll expense for additional personnel attributable to acquisitions and higher acquisition evaluation and integration costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.62 and $3.73 for the three months ended September 30, 2013 and 2012, respectively.

Our G&A expenses totaled $44.7 million and $40.3 million for the nine months ended September 30, 2013 and 2012, respectively.  This included $14.7 million and $16.9 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $30.0 million and $23.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase was primarily due to higher payroll expense for additional personnel attributable to acquisitions and higher acquisition evaluation and integration costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.80 and $3.84 during for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense, net of amounts capitalized

Our interest expense totaled $23.5 million and $15.4 million for the three months ended September 30, 2013 and 2012, respectively.  The increase in interest expense was primarily due to $3.9 million higher interest related to the 2022 Senior Notes, which were issued in September 2012, and increased borrowing under our credit facility. We had no losses and $0.2 million in losses for the three months ended September 30, 2013 and 2012, respectively, relating to our interest rate derivative contracts.  As of September 30, 2013 and December 31, 2012, we had no interest rate derivative contracts in place.

Interest expense, including interest rate derivative instrument settlements paid and excluding debt amortization and mark-to-market on interest rate derivatives, totaled $21.7 million and $15.1 million for the three months ended September 30, 2013 and 2012, respectively.

Our interest expense totaled $60.4 million and $43.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in interest expense was primarily due to $12.5 million higher interest related to the 2022 Senior Notes, which were issued in September 2012, and increased borrowing under our credit facility. We had no losses and $0.9 million in losses for the nine months ended September 30, 2013 and 2012, respectively, relating to our interest rate derivative contracts.

Interest expense, including interest rate derivative instrument settlements paid and excluding debt amortization and mark-to-market on interest rate derivatives, totaled $56.0 million and $41.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of September 30, 2013, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of September 30, 2013, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of September 30, 2013, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and Citibank, N.A., which accounted for approximately 31%, 24% and 13% of our derivative asset balances, respectively.

INDEX

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our credit facility.  Our primary uses of cash have been for our operating expenses, capital expenditures and cash distributions to unitholders.  To fund certain acquisition transactions, we have historically used borrowings under our credit facility, accessed the private placement markets and issued equity as partial consideration for the acquisition of oil and natural gas properties.  As market conditions have permitted, we have also engaged in asset sale transactions and equity and debt offerings.  In the future, we intend to access the public and private capital markets to fund certain acquisitions and refinancing transactions.

Equity Offering

In February 2013, we sold 14.95 million Common Units at a price to the public of $19.86 per Common Unit, resulting in proceeds of $285.0 million (net of underwriting discount and offering expenses).

Distributions

On February 14, 2013, we paid a cash distribution of approximately $39.8 million, or $0.4700 per Common Unit. On May 14, 2013, we paid a cash distribution of approximately $47.3 million, or $0.4750 per Common Unit. On August 14, 2013, we paid a cash distribution of approximately $47.8 million, or $0.4800 per Common Unit. On October 30, 2013, we announced a cash distribution to common unitholders for the third quarter of 2013 at the rate of $0.4875 per Common Unit, to be paid on November 14, 2013 to our common unitholders of record as of the close of business on November 11, 2013.

On October 30, 2013, we amended our First Amended and Restated Agreement of Limited Partnership by adopting Amendment No. 5. Amendment No. 5 provides that, at the discretion of our General Partner, we may pay quarterly distributions within 45 days following the end of each quarter or in three installments within 17, 45 and 75 days following the end of each quarter. The Partnership intends to change its distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013. The payment of monthly distributions is expected to commence in January 2014.

Cash Flows

Operating activities.  Our cash flows from operating activities for the nine months ended September 30, 2013 were $166.9 million, compared to $166.3 million for the nine months ended September 30, 2012. The increase in cash flows from operating activities was primarily due to higher operating income compared to the same period a year ago and $13.3 million in prepaid premiums on derivative instruments that were paid during the nine months ended September 30, 2012, offset by an increase in trade receivables during the nine months ended September 30, 2013.

Investing activities.  Net cash used in investing activities during the nine months ended September 30, 2013 and 2012 was $1,052.8 million and $390.2 million, respectively. During the nine months ended September 30, 2013, we spent $861.6 million on property acquisitions and $191.5 million on capital expenditures, primarily for drilling and completion activities. During the nine months ended September 30, 2012, we spent $313.4 million on property acquisitions and $77.7 million on capital expenditures, primarily for drilling and completion activities.

Financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $884.2 million and $223.0 million, respectively.  During the nine months ended September 30, 2013, we increased our outstanding borrowings under our credit facility by approximately $745.0 million. We had total outstanding borrowings, net of unamortized discount on our senior notes, of $1,845.7 million at September 30, 2013 and $1,100.7 million at December 31, 2012.  During the nine months ended September 30, 2013, we issued $285.0 million in Common Units, made cash distributions of $137.4 million, borrowed $1,381.0 million and repaid $636.0 million under our credit facility.  During the nine months ended September 30, 2012, we issued $370.5 million in Common Units, made cash distributions of $93.7 million, borrowed $1,066.9 million and repaid $1,109.0 million under our credit facility.

Senior Notes

As of September 30, 2013, we had $305 million in 8.625% Senior Notes due 2020 and $450 million in 7.875% Senior Notes due 2022. See Note 8 for a discussion of our senior notes.

INDEX

Credit Agreement

As of September 30, 2013 and December 31, 2012, we had a $3.0 billion and $1.5 billion, respectively, credit facility with a maturity date of May 9, 2016. As of September 30, 2013 and December 31, 2012, our borrowing base was $1.5 billion and $1.0 billion, respectively, and the aggregate commitment of all lenders was $1.4 billion and $900 million, respectively.

As of September 30, 2013 and November 5, 2013, we had $1.1 billion and $1.1 billion, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement.

As of September 30, 2013, the lending group under the Second Amended and Restated Credit Agreement included 22 banks.  Of the $1.4 billion in total commitments under our credit facility, Wells Fargo Bank, National Association held approximately 12.1% of the commitments. Fifteen banks held between 3.5% and 6.8% of the commitments, including Bank of Montreal, The Bank of Nova Scotia, Union Bank, N.A., Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada, Sovereign Bank, N.A., The Royal Bank of Scotland plc, U.S. Bank National Association, Compass Bank, Comerica Bank, Credit Suisse AG, Cayman Islands Branch, J.P. Morgan Chase, N.A., Sumitomo Mitsui Banking Group and Toronto Dominion (Texas), LLC, with each of the remaining lenders holding 2.5% of the commitments.  In addition to our relationships with these institutions under our credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative contracts.

In July 2013, we entered into the Ninth Amendment to the Second Amended and Restated Credit Agreement, which increased our aggregate maximum credit amount from $1.5 billion to $3.0 billion, increased our borrowing base to $1.5 billion and increased the aggregate commitment of all lenders to $1.4 billion. The amendment also increased flexibility for the Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) for the next five quarters and added a new Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) that will be applied until the earlier of the end of the second quarter of 2014 and our receipt of net cash proceeds from the issuance of Common Units of at least $350 million. The Ninth Amendment provides that we are required to maintain a Total Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 4.75 to 1.00 through the first quarter of 2014, no more than 4.50 to 1.00 through the second quarter of 2014, no more than 4.25 to 1.00 through the third quarter of 2014 and thereafter no more than 4.00 to 1.00. We also are required to maintain a Senior Secured Leverage Ratio as of the last day of each quarter, on a last 12-month basis, of no more than 3.00 to 1.00 through the fourth quarter of 2013 and no more than 2.75 to 1.00 through the second quarter of 2014. The numerator of each of these ratios automatically decreases by .25 or .50 if we receive net cash proceeds from the issuance of Common Units of, at least, $175 million or, with respect to the Total Leverage Ratio, $350 million, respectively, but in no event will the Total Leverage Ratio be reduced to less than 4.00 to 1.00.

Our borrowing base will be redetermined in November 2013, and the following borrowing base redetermination is scheduled for April 2014.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. In addition, the Second Amended and Restated Credit Agreement requires us to maintain a total leverage ratio (defined as the ratio of total debt to EBITDAX) as of the last day of each quarter, on a last 12-month basis, of no more than 4.75 to 1.00 as of September 30, 2013 and a current ratio, as of the last day of each quarter, of not less than 1.00 to 1.00. As of September 30, 2013 and November 5, 2013 we were in compliance with these covenants.

EBITDAX is not a defined GAAP measure. The Second Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, DD&A, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit-based compensation expense, loss or gain on sale of assets (excluding loss or gain on monetization of derivative instruments for the following 12 months), cumulative effect of changes in accounting principles, pro forma results from acquisitions and cash distributions received from our unrestricted entities (as defined in the Second Amended and Restated Credit Agreement) and excluding income from our unrestricted entities.

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

Contractual Obligations

On July 15, 2013, we completed the acquisition of the Whiting Assets. As part of this acquisition, we assumed the obligation to purchase a minimum daily volume of CO2 over the next 20 years. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. See Note 12 to the consolidated financial statements within this report for a discussion of our future minimum commitments under these purchase agreements.

Except for the issuance of Common Units, the amendments to our credit facility, and purchase agreement from the Whiting Acquisition, we had no material changes to our financial contractual obligations during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013 and December 31, 2012.

New Accounting Standards

See Note 2 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2012 Annual Report.  Also, see Note 4 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative instruments as of September 30, 2013.

Changes in Fair Value

The fair value of our outstanding oil and natural gas commodity derivative instruments was a net asset of approximately $73.5 million and $79.2 million at September 30, 2013 and December 31, 2012, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at September 30, 2013 would have decreased by approximately $256 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at September 30, 2013 would have increased by approximately $259 million.

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

INDEX

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2012 Annual Report and in Part II—Item 1A “—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

3.8
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on November 5, 2013).

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

INDEX

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

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	November 6, 2013	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	November 6, 2013	By:	/s/ James G. Jackson
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

3.5
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2010).

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

3.8
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of BreitBurn Energy Partners L.P. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on November 5, 2013).

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

INDEX

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