Form 10-Q
period 2014-03-31
BreitBurn Energy Partners L.P.
filed 2014-05-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Yes ☐     No ☒

As of May 7, 2014, the registrant had 119,636,276 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment, and related services and labor; the discovery of previously unknown environmental issues; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; integration and other risks associated with our acquisitions; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report”) and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Thousands	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$1,821	$2,458
Accounts and other receivables, net	120,803	96,862
Derivative instruments (note 3)	4,879	7,914
Related party receivables (note 4)	935	2,604
Inventory (note 5)	3,885	3,890
Prepaid expenses	1,382	3,334
Total current assets	133,705	117,062
Equity investments	6,748	6,641
Property, plant and equipment
Oil and gas properties	4,900,170	4,818,639
Non-oil and gas assets	24,236	21,338
	4,924,406	4,839,977
Accumulated depletion and depreciation	(984,831)	(924,601)
Net property, plant and equipment	3,939,575	3,915,376
Other long-term assets
Intangibles (note 6)	11,180	11,679
Derivative instruments (note 3)	49,887	71,319
Other long-term assets (note 6)	72,105	74,205

Total assets	$4,213,200	$4,196,282

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$67,248	$69,809
Derivative instruments (note 3)	26,605	24,876
Revenue and royalties payable	38,774	26,233
Wages and salaries payable	7,329	15,359
Accrued interest payable	43,140	19,690
Accrued liabilities	34,801	26,922
Total current liabilities	217,897	182,889

Credit facility (note 7)	775,000	733,000
Senior notes, net (note 7)	1,156,646	1,156,675
Deferred income taxes (note 9)	2,716	2,749
Asset retirement obligation (note 10)	125,678	123,769
Derivative instruments (note 3)	3,092	2,560
Other long-term liabilities	4,871	4,820
Total liabilities	2,285,900	2,206,462
Commitments and contingencies (note 11)
Equity
Partners' equity (note 12)	1,927,300	1,989,820

Total liabilities and equity	$4,213,200	$4,196,282

Common Units issued and outstanding	119,227	119,170

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
Thousands of dollars, except per unit amounts	2014	2013
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$223,556	$120,362
Loss on commodity derivative instruments, net (note 3)	(40,228)	(24,176)
Other revenue, net	1,584	758
Total revenues and other income items	184,912	96,944
Operating costs and expenses
Operating costs	82,197	52,153
Depletion, depreciation and amortization	63,501	47,790
General and administrative expenses	18,729	14,863
Loss (gain) on sale of assets	86	(9)
Total operating costs and expenses	164,513	114,797

Operating income (loss)	20,399	(17,853)

Interest expense, net of capitalized interest	30,658	18,419
Other income, net	(512)	(2)

Loss before taxes	(9,747)	(36,270)

Income tax expense (note 9)	11	30

Net loss attributable to the partnership	$(9,758)	$(36,300)

Basic net loss per unit (note 12)	$(0.08)	$(0.38)
Diluted net loss per unit (note 12)	$(0.08)	$(0.38)

See accompanying notes to consolidated financial statements.

BreitBurn Energy Partners L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
Thousands of dollars	2014	2013
Cash flows from operating activities
Net loss	$(9,758)	$(36,300)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	63,501	47,790
Unit-based compensation expense	6,549	4,808
Loss on derivative instruments	40,228	24,176
Derivative instrument settlement receipts (payments)	(13,500)	5,158
Income from equity affiliates, net	(107)	(129)
Deferred income taxes	(33)	(21)
Loss (gain) on sale of assets	86	(9)
Other	1,800	905
Changes in net assets and liabilities
Accounts receivable and other assets	(20,752)	11,455
Inventory	5	(4,379)
Net change in related party receivables and payables	1,669	266
Accounts payable and other liabilities	46,623	5,132
Net cash provided by operating activities	116,311	58,852
Cash flows from investing activities
Property acquisitions	(2,464)	(2,503)
Capital expenditures	(93,075)	(38,143)
Proceeds from sale of assets	1	9
Other	(2,037)	—
Net cash used in investing activities	(97,575)	(40,637)
Cash flows from financing activities
Issuance of common units	180	285,152
Distributions	(59,638)	(40,602)
Proceeds from long-term debt	199,000	72,000
Repayments of long-term debt	(157,000)	(332,000)
Change in bank overdraft	(1,683)	338
Debt issuance costs	(232)	—
Net cash used in financing activities	(19,373)	(15,112)
Increase (decrease in) cash	(637)	3,103
Cash beginning of period	2,458	4,507
Cash end of period	$1,821	$7,610

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2013 Annual Report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at March 31, 2014, our operating results for the three months ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013 have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2013 Annual Report.

We follow the successful efforts method of accounting for oil and gas activities.  Depletion, depreciation and amortization (“DD&A”) of proved oil and natural gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

There are no new accounting standards issued by the Financial Accounting Standards Board but not yet effective that are expected to have a material impact on our financial position, results of operations or cash flows.

2. Acquisitions

We account for all business combinations using the acquisition method of accounting. The initial accounting applied to our acquisitions at the time of the purchase may not be complete and adjustment to provisional accounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date prior to concluding the final purchase price of an acquisition.

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

The fair value measurements of oil and natural gas properties, other assets and asset retirement obligations (“ARO”) are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties, other assets and ARO were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and a market-based weighted average cost of capital rate. ARO assumptions include inputs such as expected economic recoveries of oil and natural gas, and time to abandonment. These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

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

Thousands of dollars
Oil and gas properties - proved	$700,963
Oil and gas properties - unproved	43,492
Pipeline and processing facilities	74,537
Derivative assets - current	15
Intangibles	14,739
Derivative assets - long-term	16,183
Other long-term assets	10,936
Derivative liabilities - current	(6,347)
Accrued liabilities	(1,115)
Asset retirement obligations	(8,102)
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
During the three months ended March 31, 2014, we recorded $1.0 million in amortization for these contracts. We were also novated a $10.9 million long-term advance relating to future CO2 supply contract arrangements.

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

We used borrowings under our credit facility to fund the Oklahoma Panhandle Acquisitions.

Acquisition-related costs for the Oklahoma Panhandle Acquisitions were $0.1 million for the three months ended March 31, 2014, and are reflected in G&A expenses on the consolidated statements of operations. During the three months ended March 31, 2014, we recorded approximately $54.5 million in sales revenue and $15.8 million in lease operating expenses, including production and property taxes, from our Oklahoma Panhandle Acquisitions.

Permian Basin Acquisitions

On December 30, 2013, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from CrownRock, L.P. for approximately $282 million in cash (the “CrownRock III Acquisition”). We also completed the acquisition of additional interests in certain of the acquired assets in the Permian Basin from other sellers for an additional $20 million in December 2013 (together with the CrownRock III Acquisition, the “Permian Basin Acquisitions”).

The preliminary purchase price for Permian Basin Acquisitions was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties - proved	$258,728
Oil and gas properties - unproved	44,451
Asset retirement obligation	(1,069)
$302,110

Acquisition-related costs for the Permian Basin Acquisitions were $0.4 million for the three months ended March 31, 2014, and are reflected in G&A expenses on the consolidated statements of operations. During the three months ended March 31, 2014, we recorded approximately $15.1 million in sales revenue and $2.4 million in lease operating expenses, including production and property taxes, from our Permian Basin Acquisitions.

Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statements of operations for the three months ended March 31, 2013, assuming the Oklahoma Panhandle Acquisitions and the Permian Basin Acquisitions had been completed on January 1, 2013. The pro forma results reflect the results of combining our statements of operations with the results of operations from all of our 2013 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs and (4) the effect on the denominator for calculating net income (loss) per unit of common unit issuances necessary to finance the acquisitions.  The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2013.

Pro Forma
Three Months Ended
Thousands of dollars, except per unit amounts	March 31, 2013
Revenues	$164,798
Net loss attributable to partnership	(13,523)

Net loss per common unit:
Basic	$(0.14)
Diluted	$(0.14)

3.  Financial Instruments

Our risk management programs are intended to reduce our exposure to commodity price volatilities and to assist with stabilizing cash flows and distributions.  Routinely, we utilize derivative financial instruments to reduce this volatility. To the extent we have entered into economic hedges for a significant portion of our expected production through commodity derivative instruments and the cost for goods and services increases, our margins would be adversely affected.

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

We had the following commodity derivative contracts in place at March 31, 2014:

	Year
	2014	2015	2016	2017	2018
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	13,812	12,689	9,211	7,971	493
Average Price ($/Bbl)	$92.30	$93.01	$86.73	$84.23	$82.20
Fixed Price Swaps - ICE Brent
Hedged Volume (Bbl/d)	4,800	3,300	4,300	298	—
Average Price ($/Bbl)	$98.86	$97.73	$95.17	$97.50	$—
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	1,000	1,000	—	—	—
Average Floor Price ($/Bbl)	$90.00	$90.00	$—	$—	$—
Average Ceiling Price ($/Bbl)	$112.00	$113.50	$—	$—	$—
Collars - ICE Brent
Hedged Volume (Bbl/d)	—	500	500	—	—
Average Floor Price ($/Bbl)	$—	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$—	$109.50	$101.25	$—	$—
Puts - NYMEX WTI
Hedged Volume (Bbl/d)	500	500	1,000	—	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$—	$—
Total:
Hedged Volume (Bbl/d)	20,112	17,989	15,011	8,269	493
Average Price ($/Bbl)	$93.69	$93.54	$89.48	$84.71	$82.20

Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Hedged Volume (MMBtu/d)	7,500	7,500	17,000	10,000	—
Average Price ($/MMBtu)	$6.00	$6.00	$4.46	$4.48	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	41,600	47,700	24,700	8,571	1,870
Average Price ($/MMBtu)	$4.75	$4.77	$4.23	$4.39	$4.15
Puts - Henry Hub
Hedged Volume (MMBtu/d)	6,000	1,500	—	—	—
Average Price ($/MMBtu)	$5.00	$5.00	$—	$—	$—
Total:
Hedged Volume (MMBtu/d)	55,100	56,700	41,700	18,571	1,870
Average Price ($/MMBtu)	$4.95	$4.94	$4.32	$4.44	$4.15

Calls - Henry Hub
Hedged Volume (MMBtu/d)	15,000	—	—	—	—
Average Price ($/MMBtu)	$9.00	$—	$—	$—	$—
Deferred Premium ($/MMBtu)	$0.12	$—	$—	$—	$—

During the three months ended March 31, 2014 and 2013, we did not enter into any derivative instruments that required pre-paid premiums.

As of March 31, 2014, premiums paid in 2012 related to oil and natural gas derivatives to be settled in the second quarter of 2014 and beyond were as follows:

	Year
Thousands of dollars	2014	2015	2016	2017	2018
Oil	$3,375	$4,683	$7,438	$734	$—
Natural gas	$3,025	$1,989	$952	$—	$—

Fair Value of Financial Instruments

The following table presents the fair value of our derivative instruments, none of which are designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of March 31, 2014
Assets
Current assets - derivative instruments	$4,689	$11,275	$(11,085)	$4,879
Other long-term assets - derivative instruments	42,595	19,128	(11,836)	49,887
Total assets	47,284	30,403	(22,921)	54,766

Liabilities
Current liabilities - derivative instruments	(34,607)	(3,083)	11,085	(26,605)
Long-term liabilities - derivative instruments	(14,359)	(569)	11,836	(3,092)
Total liabilities	(48,966)	(3,652)	22,921	(29,697)

Net assets	$(1,682)	$26,751	$—	$25,069

As of December 31, 2013
Assets
Current assets - derivative instruments	$4,373	$15,419	$(11,878)	$7,914
Other long-term assets - derivative instruments	59,412	23,750	(11,843)	71,319
Total assets	63,785	39,169	(23,721)	79,233

Liabilities
Current liabilities - derivative instruments	(35,634)	(1,120)	11,878	(24,876)
Long-term liabilities - derivative instruments	(13,620)	(783)	11,843	(2,560)
Total liabilities	(49,254)	(1,903)	23,721	(27,436)

Net assets	$14,531	$37,266	$—	$51,797

(a) Represents counterparty netting under derivative master agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the balance sheet.

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Total Financial Instruments
Three Months Ended March 31, 2014
Net loss	$(27,892)	$(12,336)	$(40,228)
Three Months Ended March 31, 2013
Net loss	$(11,314)	$(12,862)	$(24,176)

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs that are observable other than quoted prices that are included within Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of March 31, 2014, and December 31, 2013, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months ended March 31, 2014 and 2013. Our policy is to recognize transfers between levels as of the end of the period.

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of March 31, 2014
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(8,775)	$—	$(8,775)
Crude oil collars	—	—	1,689	1,689
Crude oil puts	—	—	5,404	5,404
Natural Gas
Natural gas swaps	—	25,599	—	25,599
Natural gas calls	—	—	(489)	(489)
Natural gas puts	—	—	1,641	1,641
Net Assets	$—	$16,824	$8,245	$25,069

As of December 31, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$5,573	$—	$5,573
Crude oil collars	—	—	2,683	2,683
Crude oil puts	—	—	6,275	6,275
Natural Gas
Natural gas swaps	—	35,419	—	35,419
Natural gas calls	—	—	(650)	(650)
Natural gas puts	—	—	2,497	2,497
Net Assets	$—	$40,992	$10,805	$51,797

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended March 31,
	2014		2013
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$8,957	$1,848	$15,169	$1,672
Derivative instrument settlements (b)	—	(57)	—	(220)
Loss (b)(c)	(1,864)	(639)	(3,385)	(26)
Purchases (b)(d)	—	—	—	—
Ending balance	$7,093	$1,152	$11,784	$1,426

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales, purchases or issuances.
(b) Included in loss on commodity derivative instruments, net on the consolidated statements of operations.
(c) Represents loss on mark-to-market of derivative instruments.

For Level 3 derivative instruments measured at fair value on a recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	March 31, 2014	Technique	Unobservable Input	Range
Oil Options	$7,093	Option Pricing Model	Oil forward commodity prices	$82.96/Bbl - $103.91/Bbl
			Oil volatility	14.72% - 18.32%
			Own credit risk	5%
Natural Gas Options	1,152	Option Pricing Model	Gas forward commodity prices	$4.01/MMBtu - $4.68/MMBtu
			Gas volatility	19.56% - 30.89%
			Own credit risk	5%
Total	$8,245

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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of March 31, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2014, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of March 31, 2014, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and Citibank, N.A., which accounted for approximately 30%, 27% and 14% of our net derivative asset balances, respectively.

4.  Related Party Transactions

BreitBurn Management Company, LLC (“BreitBurn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also provides administrative services to Pacific Coast Energy Company L.P., formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months ended March 31, 2014, the monthly fee paid by PCEC for indirect expenses was $700,000. In March 2014, the expiration of the term for the current monthly fee of $700,000 was extended from August 31, 2014 to December 31, 2014 and, to the extent the term of the administrative services agreement is renewed past December 31, 2014, the monthly fee will be redetermined biannually thereafter.

At March 31, 2014 and December 31, 2013, we had current receivables of $0.1 million and $2.5 million, respectively, due from PCEC related to the administrative services agreement, employee-related costs and oil and natural gas sales made by PCEC on our behalf from certain properties.  For each of the three months ended March 31, 2014 and 2013, the monthly charges to PCEC for indirect expenses totaled $2.1 million. For the three months ended March 31, 2014 and 2013, charges for direct expenses including payroll and administrative costs totaled $2.5 million and $2.1 million, respectively.

At March 31, 2014 and December 31, 2013, we had receivables of $0.8 million and $0.1 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

5.  Inventory

Our crude oil inventory from our Florida operations was $3.9 million at each of March 31, 2014 and December 31, 2013.  In the three months ended March 31, 2014, we sold 175 gross MBbls and produced 153 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

6. Other Assets

Intangible Assets

In connection with the Whiting Acquisition in July 3013, we acquired two CO2 purchase contracts, priced below market, which were valued at $14.7 million at the acquisition date. These contracts were recorded as finite-lived intangibles. We amortize intangible assets with finite lives over their estimated useful lives. We are amortizing these contracts based on the amount of CO2 purchases made in each period over the contracts’ respective lives. The contracts expire in December 2015 and September 2023, respectively. For the three months ended March 31, 2014, we recorded $1.0 million in amortization expense related to these contracts. As of March 31, 2014, and December 31, 2013, we had a remaining unamortized value of $10.2 million and $11.2 million, respectively.

In connection with our compliance with the California Greenhouse Gas (“GHG”) Cap-and-Trade Regulation, as of March 31, 2014, and December 31, 2013, we had $1.0 million and $0.5 million, respectively, of GHG allowances, purchased at auction.  We recognize the purchase of these allowances as intangibles until they are surrendered in compliance with regulations promulgated by California Air Resources Board.

Other long-term assets

As of March 31, 2014, and December 31, 2013, our other long-term assets were $72.1 million and $74.2 million, respectively, including $33.5 million and $35.6 million, respectively, in debt issuance costs, $38.5 million and $36.6 million, respectively, in CO2 supply advances and deposits for our Oklahoma properties and $0.1 million and $2.1 million, respectively, in other long-term assets.

7.  Long-Term Debt

Credit Facility

As of March 31, 2014, BreitBurn Operating L.P. (“BOLP”), as borrower, and we and our wholly-owned subsidiaries, as guarantors, had a $3.0 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (as amended, the “Second Amended and Restated Credit Agreement”) with a maturity date of May 9, 2016.

Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined semi-annually. As of March 31, 2014, our borrowing base for our credit facility was $1.5 billion and the aggregate commitment of all lenders was $1.4 billion, with the ability to increase our total commitments up to the $1.5 billion borrowing base upon lender approval.

In February 2014, we entered into the Eleventh Amendment to the Second Amended and Restated Credit Agreement, which eliminated the Maximum Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) and Maximum Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) requirements and added a provision requiring us to maintain an Interest Coverage Ratio (defined as EBITDAX divided by Consolidated Interest Expense) for the four quarters ending on the last day of each quarter beginning with the fourth quarter of 2013 of no less than 2.50 to 1.00. The amendment also provides that we cannot incur senior unsecured debt in excess of our borrowing base in effect at the time of the issuance of such debt.

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

See Note 14 “Subsequent Events” for a discussion of the Twelfth Amendment to the Second Amended and Restated Credit Agreement, entered into in April 2014 which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017. Our next borrowing base redetermination is scheduled for October 2014.

At each of March 31, 2014, and December 31, 2013, our borrowing base was $1.5 billion, and the aggregate commitment of all lenders was $1.4 billion.

As of March 31, 2014, and December 31, 2013, we had $775 million and $733 million, respectively, in indebtedness outstanding under our credit facility. At March 31, 2014, the 1-month LIBOR interest rate plus an applicable spread was 2.4049% on the 1-month LIBOR portion of $767 million and the prime rate plus an applicable spread was 4.50% on the prime portion of $8 million. At March 31, 2014, we had $12.2 million of unamortized debt issuance costs related to our credit facility.

As of March 31, 2014, and December 31, 2013, we were in compliance with our credit facility’s covenants.

Senior Notes

We have $305 million in aggregate principal amount of 8.625% senior notes due 2020 (the “2020 Senior Notes”), which had a carrying value of $301.3 million, net of unamortized discount of $3.7 million, as of March 31, 2014. In addition, we have $850 million in aggregate principal amount of 7.875% senior notes due 2022 (the “2022 Senior Notes”), which had a carrying value of $855.4 million, net of unamortized premium of $5.4 million, as of March 31, 2014. At March 31, 2014, we had $21.3 million of unamortized debt issuance costs related to our senior notes.

Interest on our senior notes is payable twice a year in April and October.

As of March 31, 2014, the fair value of our 2020 Senior Notes and 2022 Senior Notes was estimated to be $334.0 million and $920.5 million, respectively, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

As of March 31, 2014 and December 31, 2013, we were in compliance with the covenants under our senior notes.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended
	March 31,
Thousands of dollars	2014	2013
Credit agreement (including commitment fees)	$5,260	$1,769
Senior notes	23,311	15,436
Amortization of discount and deferred issuance costs	2,148	1,238
Capitalized interest	(61)	(24)
Total	$30,658	$18,419

8. Condensed Consolidating Financial Statements

We and BreitBurn Finance Corporation, as co-issuers, and certain of our subsidiaries, as guarantors, issued the 2020 Senior Notes and the 2022 Senior Notes. All but one of our subsidiaries have guaranteed our senior notes and our only non-guarantor subsidiary, BreitBurn Collingwood Utica LLC, is a minor subsidiary.

In accordance with Rule 3-10 of Regulation S-X, we are not presenting condensed consolidating financial statements as we have no independent assets or operations; BreitBurn Finance Corporation, the subsidiary co-issuer that does not guarantee our senior notes, is a 100% owned finance subsidiary; all of our material subsidiaries are 100% owned and have guaranteed our senior notes; and all of the guarantees are full, unconditional, joint and several.

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

9.  Income Taxes

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

Our deferred federal income tax liability was $2.7 million at each of March 31, 2014, and December 31, 2013.  The following table presents our income tax expense (benefit) for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
Thousands of dollars	2014	2013
Federal income tax expense (benefit)
Current	$66	$2
Deferred (a)	(33)	(21)
State income tax expense (benefit) (b)	(22)	49
Total	$11	$30

(a) Related to Phoenix, our wholly-owned subsidiary.
(b) Primarily in California and Michigan.

10.  Asset Retirement Obligations

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

Changes in ARO for the period ended March 31, 2014, and the year ended December 31, 2013 are presented in the following table:

	Three Months Ended	Year Ended
Thousands of dollars	March 31, 2014	December 31, 2013
Carrying amount, beginning of period	$123,769	$98,480
Acquisitions	—	9,287
Liabilities incurred	—	5,313
Liabilities settled	(249)	(893)
Revisions	—	4,299
Accretion expense	2,158	7,283
Carrying amount, end of period	$125,678	$123,769

11.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At each of March 31, 2014 and December 31, 2013, we had approximately $17.5 million of surety bonds and approximately $2.8 million in letters of credit outstanding.

Purchase Contracts

On July 15, 2013, we completed the acquisition of the Whiting Assets.  The Whiting Assets include the Postle Field, which currently has active CO2 enhanced recovery projects, and the Northeast Hardesty Unit, both of which are located in Texas County, Oklahoma. We have a contracted supply of CO2 in the Bravo Dome Field in New Mexico, with step-in rights, for 129 Bcf over 10 to 15 years, which we expect to provide volumes in excess of those required to produce our estimated proved reserves when coupled with recycled CO2. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. We are obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. The CO2 volumes planned for use in our enhanced recovery projects in the Postle Field currently exceed the minimum daily volumes specified in these agreements. Therefore, we expect to avoid any payments for deficiencies.  The table below shows our future minimum commitments under these purchase agreements as of March 31, 2014:

	Nine Months Ending	Year Ending December 31,
Thousands of dollars	December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Purchase contracts	$11,852	$28,942	$14,638	$15,663	$21,487	$45,353	$137,935

12.  Partners’ Equity

On March 19, 2014, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) to sell, from time to time through or to the Managers (as defined in the Equity Distribution Agreement), up to $200 million in common units representing limited partner interests (“Common Units”). The sales, if any, of Common Units made under the Equity Distribution Agreement will be made by means of ordinary brokers’ transactions, to or through a market maker, or directly on or through an electronic communication network or any similar market venue, at market prices, in block transactions, or as otherwise as agreed upon by us and one or more of the Managers.  We intend to use the net proceeds of any sales pursuant to the Equity Distribution Agreement, after deducting the Managers’ commissions and offering expenses, for general purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. The Common Units to be issued are registered under a previously filed shelf registration statement on Form S-3, which was declared effective by the SEC on January 22, 2014.  During the three months ended March 31, 2014, we sold 25,300 Common Units under the Equity Distribution Agreement for net proceeds of $0.5 million.

During the three months ended March 31, 2014, we issued less than 0.1 million Common Units to non-employee directors for Restricted Phantom Units (“RPUs”) that vested in January 2014.

At March 31, 2014 and December 31, 2013, we had approximately 119.2 million and 119.2 million Common Units outstanding, respectively.  At March 31, 2014 and December 31, 2013, there were approximately 2.6 million and 1.3 million, respectively, of units outstanding under our Long-term Incentive Plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

Cash Distributions

On October 30, 2013, we adopted the Fifth Amendment to our First Amended and Restated Agreement of Limited Partnership, which provided that, at the discretion of BreitBurn GP, LLC (our “General Partner”), for the quarters for which we declare a distribution, we may pay distributions within 45 days following the end of each quarter or in three equal monthly payments within 17, 45 and 75 days following the end of each quarter. We changed our distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013.

During the three months ended March 31, 2014, we paid three monthly cash distributions totaling approximately $58.7 million, or $0.493 per Common Unit.

During the three months ended March 31, 2013, we paid a cash distribution of approximately $39.8 million, or $0.470 per Common Unit.

During the three months ended March 31, 2014 and 2013, we also paid $0.9 million and $0.8 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP.

Income per Unit

FASB Accounting Standards require use of the “two-class” method of computing earnings per unit for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of common unit and participating security as if all earnings for the period had been distributed.  Unvested restricted unit awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Our unvested RPUs and CPUs participate in distributions on an equal basis with Common Units.  Accordingly, the presentation below is prepared on a combined basis and is presented as net loss per common unit.

The following is a reconciliation of net loss attributable to the partnership and weighted average units for calculating basic net loss per common unit and diluted net loss per common unit.

	Three Months Ended
	March 31,
Thousands, except per unit amounts	2014	2013

Net loss attributable to the partnership	$(9,758)	$(36,300)
Distributions on participating units not expected to vest	—	—
Net loss attributable to holders of Common Units and participating securities	$(9,758)	$(36,300)
Weighted average number of units used to calculate basic and diluted net income per unit:
Common Units	119,206	94,530
Participating securities (a)	—	—
Denominator for basic loss per common unit	119,206	94,530
Dilutive units (b)	—	—
Denominator for diluted loss per common unit	119,206	94,530
Net loss per common unit
Basic	$(0.08)	$(0.38)
Diluted	$(0.08)	$(0.38)

(a) The three months ended March 31, 2014 and 2013 exclude 1,706 and 1,523, respectively, of potentially issuable weighted average RPUs and CPUs from participating securities, as we were in a loss position.
(b) The three months ended March 31, 2014 and 2013 exclude 680 and 305, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

13.  Unit and Other Valuation-Based Compensation Plans

Unit-based compensation expense for the three months ended March 31, 2014 and 2013 was $6.5 million and $4.8 million, respectively. During the three months ended March 31, 2014, the board of directors of our General Partner approved the grant of approximately 1.2 million RPUs and CPUs to employees of BreitBurn Management under our LTIP.  Our outside directors were issued less than 0.1 million RPUs under our LTIP during the three months ended March 31, 2014.  The fair market value of the RPUs granted during 2014 for computing compensation expense under FASB Accounting Standards averaged $20.29 per unit.

During the three months ended March 31, 2014 and 2013, we paid $0.9 million and $0.6 million, respectively, for taxes withheld on RPUs that vested during the period.

As of March 31, 2014, we had $44.7 million of total unrecognized compensation costs for all outstanding awards.  The majority of this amount is expected to be recognized over the period from April 1, 2014 to December 31, 2016.

Unit based compensation expense for the three months ended March 31, 2014, included $0.6 million related to an increase in the performance factor for the 2013 CPU grants from 1.0 to 1.25. The current multiplier was achieved based on the actual distribution made to common unitholders during the quarter.

For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our 2013 Annual Report.

14.  Subsequent Events

On April 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the first quarter of 2014 at the rate of $0.1658 per Common Unit, which was paid on April 16, 2014 to the record holders of Common Units at the close of business on April 11, 2014. On April 24, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the first quarter of 2014 at the rate of $0.1658 per Common Unit, to be paid on May 14, 2014 to the record holders of Common Units at the close of business on May 5, 2014.

On April 25, 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our 2013 Annual Report and the consolidated financial statements and related notes therein.  Our 2013 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.  You should also read the following discussion and analysis together with Part II—Item 1A “—Risk Factors” of this report, the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our 2013 Annual Report and Part I—Item 1A “—Risk Factors” of our 2013 Annual Report.

Overview

We are an independent oil and natural gas partnership focused on the acquisition, exploitation and development of oil and natural gas properties in the United States. Our objective is to manage our oil and natural gas producing properties for the purpose of generating cash flows and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil, NGL and natural gas reserves located primarily in:

•     the Antrim Shale and several non-Antrim formations in Michigan;
•    the Oklahoma Panhandle;
•     the Permian Basin in Texas;
•     the Evanston, Green River, Wind River, Big Horn and Powder River Basins in Wyoming;
•     the Los Angeles and San Joaquin Basins in California;
•     the Sunniland Trend in Florida; and
•     the New Albany Shale in Indiana and Kentucky.

2014 Highlights

During the three months ended March 31, 2014, we paid three monthly cash distributions at the rate of $0.1642 per Common Unit per month, totaling approximately $58.7 million, or $0.4926 per Common Unit.

On April 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the first quarter of 2014 at the rate of $0.1658 per Common Unit, which was paid on April 16, 2014. On April 24, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the first quarter of 2014 at the rate of $0.1658 per Common Unit, to be paid on May 14, 2014 to the record holders of Common Units at the close of business on May 5, 2014.

In February 2014, we entered into the Eleventh Amendment to the Second Amended and Restated Credit Agreement, which eliminated the Maximum Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) and Maximum Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) requirements and added a provision requiring us to maintain an Interest Coverage Ratio (defined as EBITDAX divided by Consolidated Interest Expense) for the four quarters ending on the last day of each quarter beginning with the fourth quarter of 2013 of no less than 2.50 to 1.00. The amendment also provides that we cannot incur senior unsecured debt in excess of our borrowing base in effect at the time of the issuance of such debt. In April 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017.

Operational Focus and Capital Expenditures

 In the first three months of 2014, our oil, NGL and natural gas capital expenditures totaled $79 million, compared to approximately $45 million in the first three months of 2013.  We spent approximately $53 million in Texas, $12 million in California, $9 million in Oklahoma, $3 million in Florida, $1 million in Wyoming and $1 million in Michigan.  In the first three months of 2014, we drilled and completed 21 productive wells in Texas, six productive wells in California and one productive well in Wyoming. We also performed workovers on two wells in Oklahoma.

In 2014, our crude oil, NGL and natural gas capital spending program, including capitalized engineering costs and excluding acquisitions, is expected to be between $325 million and $345 million. This compares with approximately $295 million in 2013. In 2014, we anticipate spending approximately 92% principally on oil projects in Texas, California and Oklahoma and approximately 8% principally on oil projects in Florida, Wyoming and Michigan. We anticipate 85% of our total capital spending will be focused on drilling and rate-generating projects that are designed to increase or add to production or reserves. We plan to drill 168 wells with 156 wells expected in Texas and California and 12 wells expected in Wyoming, Michigan and Florida. Without considering potential acquisitions, we expect our 2014 production to be between 13.6 MMBoe and 14.4 MMBoe.

Commodity Prices

In the first quarter of 2014, the NYMEX WTI spot price averaged $99 per barrel, compared with approximately $94 per barrel in the first quarter of 2013.  In the first three months of 2014, the NYMEX WTI spot price ranged from a low of $91 per barrel to a high of $105 per barrel. In 2013, the NYMEX WTI spot price averaged approximately $98 per barrel.

In the first quarter of 2014, the Henry Hub natural gas spot price averaged $5.18 per MMBtu compared with approximately $3.49 per MMBtu in the first quarter of 2013.  In the first three months of 2014, the Henry Hub spot price ranged from a low of $3.95 per MMBtu to a high of $8.15 per MMBtu.  In 2013, the Henry Hub natural gas spot price averaged approximately $3.73 per MMBtu. In the first quarter of 2014, the Michcon natural gas spot price averaged $7.68 per MMBtu compared with approximately $3.50 per MMBtu in the first quarter of 2013.

BreitBurn Management

BreitBurn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of BreitBurn Management.

BreitBurn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months ended March 31, 2014, the monthly fee paid by PCEC for indirect expenses was $700,000. In March 2014, the expiration of the term for the current monthly fee of $700,000 was extended from August 31, 2014, to December 31, 2014, and, to the extent the term of the administrative services agreement is renewed past December 31, 2014, the monthly fee will be redetermined biannually thereafter.

Hydraulic Fracturing

During 2013, the California Legislature passed SB 4 which became effective on January 1, 2014. SB 4 specifically authorizes hydraulic fracturing and certain other completion stimulation techniques throughout California, subject to additional regulatory requirements. Final regulations implementing SB 4 will not be issued until later in the year or early 2015. In November 2013, the California Department of Conservation released proposed regulations to implement SB 4 and issued currently effective interim rules.  The interim rules require approval of Well Stimulation Treatment Notices before starting stimulation treatment, disclosure of the fluids used and, adoption of groundwater monitoring and water management plans. They also govern resident notifications, storage and handling of fluids and well integrity. The only hydraulic fracturing planned in California for 2014 is in the Belridge field in western Kern County.  The SB4 permit implementation process has delayed the issuance of permits relating to hydraulic fracturing in that field by a number of weeks.  However, we currently anticipate receiving permits there during the second quarter of 2014.  The current delays are not material to the Partnership as a whole.

Several local jurisdictions in California have proposed various forms or moratoria or bans on hydraulic fracturing.  In some cases, these discussed measures include broad terms which, if enacted, could affect current operations.  To our knowledge, only one such local jurisdiction where we have production - the City of Los Angeles - is currently considering such a proposal.  The actual language of such a proposal has not been released and thus its potential effect cannot be fully assessed at this time.  However, our production within the city limits is small and does not involve hydraulic fracturing.  Therefore, we do not believe that any current local proposal will have a material adverse effect on the Partnership as a whole.

Results of Operations

The table below summarizes certain of our results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

	Three Months Ended March 31,		Increase/
Thousands of dollars, except as indicated	2014	2013	(Decrease)%
Total production (MBoe)	3,219	2,346	873	37%
Oil (MBbl)	1,799	1,102	697	63%
NGLs (MBbl)	258	104	154	148%
Natural gas (MMcf)	6,971	6,844	127	2%
Average daily production (Boe/d)	35,768	26,070	9,698	37%
Sales volumes (MBoe)	3,233	2,270	963	42%

Average realized sales price (per Boe) (a)(b)	$69.12	$52.96	$16.16	31%
Oil (per Bbl) (a)(b)	92.12	90.53	1.59	2%
NGLs (per Bbl)	42.89	25.99	16.90	65%
Natural gas (per Mcf) (b)	$6.51	$3.61	$2.90	80%

Oil sales	$167,086	$92,952	$74,134	80%
NGL sales	11,065	2,729	8,336	305%
Natural gas sales	45,405	24,681	20,724	84%
Loss on commodity derivative instruments	(40,228)	(24,176)	(16,052)	66%
Other revenues, net	1,584	758	826	109%
Total revenues	$184,912	$96,944	$87,968	91%

Lease operating expenses before taxes (c)	$66,990	$45,561	$21,429	47%
Production and property taxes (d)	15,659	9,383	6,276	67%
Total lease operating expenses	82,649	54,944	27,705	50%

Purchases and other operating costs	$214	$318	$(104)	(33)%
Change in inventory	(666)	(3,109)	2,443	n/a
Total operating costs	$82,197	$52,153	$30,044	58%

Lease operating expenses before taxes per Boe	$20.81	$19.42	$1.39	7%
Production and property taxes per Boe	4.86	4.00	0.86	22%
Total lease operating expenses per Boe	$25.67	$23.42	$2.25	10%

Depletion, depreciation and amortization (“DD&A”)	$63,501	$47,790	$15,711	33%
DD&A per Boe	19.73	20.37	(0.64)	(3)%

G&A	$18,729	$14,863	$3,866	26%

(a) Includes crude oil purchases.
(b) Excludes the effect of commodity derivative settlements.
(c) Includes lease operating expenses, district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

Comparison of Results for the Three Months Ended March 31, 2014 and 2013

The variances in our results were due to the following components:

Production

For the three months ended March 31, 2014, total production was 3,219 MBoe compared to 2,346 MBoe for the three months ended March 31, 2013, primarily due to 632 MBoe from our Oklahoma properties acquired in July 2013, a 286 MBoe increase in production from our Texas properties acquired in December 2013, and 67 MBoe higher California production, primarily from our Santa Fe Springs field, partially offset by 50 MBoe and 19 MBoe lower production in Michigan and Wyoming, respectively, primarily due to severe winter weather and natural field declines, and 43 MBoe lower Florida production primarily due to well work during the quarter.

Oil, natural gas and NGL sales

Total oil, natural gas liquid (“NGL”) and natural gas sales revenues increased $103.2 million in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Crude oil revenues increased $74.1 million due to higher oil prices and higher oil sales volumes, primarily due to production from our Oklahoma Panhandle Acquisitions and our Permian Basin Acquisitions. NGL revenues increased $8.3 million due to higher NGL prices and higher NGL sales volumes, primarily due to production from our 2013 Oklahoma and Texas acquisitions. Natural gas revenues increased $20.7 million, primarily due to higher natural gas prices, particularly in Michigan due to cold winter weather, and slightly higher natural gas production.

Realized prices for crude oil, excluding the effect of derivative instruments, increased $1.59 per Boe, or 2%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Realized prices for NGLs, excluding the effect of derivative instruments, increased $16.90 per Boe, or 65%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Realized prices for natural gas, excluding the effect of derivative instruments, increased $2.90 per Mcf, or 80%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Loss on commodity derivative instruments

Loss on commodity derivative instruments for the three months ended March 31, 2014 was $40.2 million compared to a loss of $24.2 million during the three months ended March 31, 2013. Commodity derivative instrument settlement payments net of receipts were $13.5 million for the three months ended March 31, 2014 compared to net receipts of $5.2 million during the same period in 2013, which primarily reflects natural gas settlement payments due to higher natural gas prices compared to natural gas settlement receipts in the prior year as well as higher oil settlement payments compared to prior year due to higher average crude oil prices and lower average crude oil hedge prices.
Lease operating expenses
Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended March 31, 2014 increased $21.4 million compared to the three months ended March 31, 2013.  The increase in pre-tax lease operating expenses reflects our Oklahoma Panhandle Acquisitions and our Permian Basin Acquisitions. On a per Boe basis, pre-tax lease operating expenses were 7% higher than the three months ended March 31, 2013 at $20.81 per Boe, primarily due to higher well services and fuel and utility costs.

Production and property taxes for the three months ended March 31, 2014 totaled $15.7 million, which was $6.3 million higher than the three months ended March 31, 2013, primarily due to higher production and property taxes from our Oklahoma Panhandle Acquisitions and our Permian Basin Acquisitions.  On a per Boe basis, production and property taxes for the three months ended March 31, 2014 were $4.86 per Boe, which was 22% higher than the three months ended March 31, 2013, primarily due to higher oil production as a percentage of total production, higher crude oil prices and natural gas prices, particularly in Michigan.

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

For the three months ended March 31, 2014, the change in inventory account amounted to a credit of $0.7 million compared to a credit of $3.1 million during the same period in 2013.  The credit to inventory during the three months ended March 31, 2014 reflects the higher cost of oil produced during the quarter compared to the oil sold during the quarter, primarily due to well repairs. The credit to inventory during the three months ended March 31, 2013 reflects a lower volume of crude oil sold than produced during the quarter.

Depletion, depreciation and amortization

DD&A totaled $63.5 million, or $19.73 per Boe, during the three months ended March 31, 2014, a decrease of approximately 3% per Boe from the same period a year ago.  The decrease in DD&A per Boe compared to three months ended March 31, 2013 was primarily due to lower Michigan DD&A rates driven by higher reserves related to an increase in natural gas prices during the fourth quarter of 2013 and lower Texas DD&A rates driven by higher reserves related to increases in commodity prices and our 2013 drilling activities.

General and administrative expenses

Our G&A expenses totaled $18.7 million and $14.9 million for the three months ended March 31, 2014 and 2013, respectively.  This included $6.5 million and $4.8 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $12.2 million and $10.1 million for the three months ended March 31, 2014 and 2013, respectively.  The increase was primarily due to higher payroll expense for additional personnel attributable to acquisitions and higher acquisition evaluation and integration costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.78 and $4.29 for the three months ended March 31, 2014 and 2013, respectively. The increase in unit-based compensation expense was primarily due to additional personnel and $0.6 million from an increase in the 2013 CPU performance factor from 1.0 to 1.25 (see Note 13).

Interest expense, net of amounts capitalized

Our interest expense totaled $30.7 million and $18.4 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in interest expense was primarily due to $7.9 million higher interest related to 2022 Senior Notes issued in November 2013 and $3.5 million higher credit facility interest expense as a result of increased borrowings and slightly higher interest rates.

Interest expense excluding debt amortization, totaled $28.5 million and $17.2 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our credit facility.  Our primary uses of cash have been for our operating expenses, capital expenditures and cash distributions to unitholders.  To fund certain acquisition transactions, we have historically used borrowings under our credit facility, accessed the private placement markets and issued equity as partial consideration.  As market conditions have permitted, we have also engaged in asset sale transactions and equity and debt offerings.  In the future, we intend to access the public and private capital markets to fund certain acquisitions and refinancing transactions.

Distributions

On October 30, 2013, we amended our First Amended and Restated Agreement of Limited Partnership by adopting Amendment No. 5. Amendment No. 5 provides that, at the discretion of our General Partner, we may pay quarterly distributions within 45 days following the end of each quarter or in three installments within 17, 45 and 75 days following the end of each quarter. We changed our distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013.

During the three months ended March 31, 2014, we paid three monthly cash distributions at the rate of $0.1642 per Common Unit per month, totaling approximately $58.7 million, or $0.4926 per Common Unit.

On April 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the first quarter of 2014 at the rate of $0.1658 per Common Unit, which was paid on April 16, 2014. On April 24, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the first quarter of 2014 at the rate of $0.1658 per Common Unit, to be paid on May 14, 2014 to the record holders of Common Units at the close of business on May 5, 2014.

Cash Flows

Operating activities.  Our cash flows from operating activities for the three months ended March 31, 2014 were $116.3 million, compared to $58.9 million for the three months ended March 31, 2013. The increase in cash flows from operating activities was primarily due to higher operating income, driven by our 2013 acquisitions and higher commodity prices, particularly natural gas prices in Michigan and NGL prices in Oklahoma and Texas, and changes in working capital during the three months ended March 31, 2014.

Investing activities.  Net cash used in investing activities during the three months ended March 31, 2014 and 2013 was $97.6 million and $40.6 million, respectively. During the three months ended March 31, 2014, we spent $93.1 million on capital expenditures, primarily for drilling and completion activities, and $2.5 million on property acquisitions. During the three months ended March 31, 2013, we spent $38.1 million on capital expenditures, primarily for drilling and completion activities, and $2.5 million on property acquisitions.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2014 and 2013 was $19.4 million and $15.1 million, respectively.  During the three months ended March 31, 2014, we increased our outstanding borrowings under our credit facility by approximately $42.0 million. We had total outstanding borrowings, net of unamortized discount on our senior notes, of approximately $1.93 billion at March 31, 2014 and $1.89 billion at December 31, 2013.  During the three months ended March 31, 2014, we received net proceeds of $0.2 million from the issuance of Common Units, made cash distributions of $59.6 million, borrowed $199.0 million and repaid $157.0 million under our credit facility.  During the three months ended March 31, 2013, we received net proceeds of $285.2 million from the issuance of Common Units, made cash distributions of $40.6 million, borrowed $72.0 million and repaid $332.0 million under our credit facility.

Senior Notes

As of March 31, 2014, we had $305 million in 8.625% senior notes due 2020 and $850 million in 7.875% senior notes due 2022. See Note 7 for a discussion of our senior notes.

Credit Agreement

At each of March 31, 2014 and December 31, 2013, we had a $3.0 billion credit facility with a maturity date of May 9, 2016. At each of March 31, 2014 and December 31, 2013, our borrowing base was $1.5 billion and the aggregate commitment of all lenders was $1.4 billion.

In February 2014, we entered into the Eleventh Amendment to the Second Amended and Restated Credit Agreement, which eliminated the Maximum Total Leverage Ratio (defined as the ratio of total debt to EBITDAX) and Maximum Senior Secured Leverage Ratio (defined as the ratio of senior secured indebtedness to EBITDAX) requirements and added a provision requiring us to maintain an Interest Coverage Ratio (defined as EBITDAX divided by Consolidated Interest Expense) for the four quarters ending on the last day of each quarter beginning with the fourth quarter of 2013 of no less than 2.50 to 1.00. The amendment also provides that we cannot incur senior unsecured debt in excess of our borrowing base in effect at the time of the issuance of such debt.

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

In April 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017.
As of March 31, 2014 and May 7, 2014, we had $775 million and $827 million, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement.

As of March 31, 2014, the lending group under the Second Amended and Restated Credit Agreement included 22 banks.  Of the $1.4 billion in total commitments under our credit facility, Wells Fargo Bank, National Association held approximately 12% of the commitments. Fifteen banks held between 3.5% and 6.8% of the commitments, including Bank of Montreal, The Bank of Nova Scotia, Union Bank, N.A., Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada, Sovereign Bank, N.A., The Royal Bank of Scotland plc, U.S. Bank National Association, Compass Bank, Comerica Bank, Credit Suisse AG, Cayman Islands Branch, J.P. Morgan Chase, N.A., Sumitomo Mitsui Banking Group and Toronto Dominion (Texas), LLC, with each of the remaining lenders holding 2.5% of the commitments.  In addition to our relationships with these institutions under our credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative contracts.

Our next borrowing base redetermination is scheduled for October 2014.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. As of March 31, 2014 and May 7, 2014 we were in compliance with our debt covenants.

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

Contractual Obligations and Commitments

On July 15, 2013, we completed the acquisition of the Whiting Assets. As part of this acquisition, we assumed the obligation to purchase a minimum daily volume of CO2 over the next 20 years. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. See Note 11 to the consolidated financial statements within this report for a discussion of our future minimum commitments under these purchase agreements.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of March 31, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of March 31, 2014, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of March 31, 2014, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and Citibank, N.A., which accounted for approximately 30%, 27% and 14% of our derivative asset balances, respectively.

Except for the issuance of Common Units and the amendments to our credit facility, we had no material changes to our financial contractual obligations during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014 and December 31, 2013.

New Accounting Standards

See Note 1 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2013 Annual Report.  Also, see Note 4 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative instruments as of March 31, 2014.

Changes in Fair Value

The fair value of our outstanding oil and natural gas commodity derivative instruments was a net asset of approximately $25.1 million and $51.8 million at March 31, 2014 and December 31, 2013, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at March 31, 2014 would have decreased by approximately $229 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at March 31, 2014 would have increased by approximately $281 million.

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

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2013 Annual Report.

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

10.1
Eleventh Amendment to the Second Amended and Restated Credit Agreement dated February 21, 2014 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-33055) filed on February 28, 2014).

10.2
Twelfth Amendment to the Second Amended and Restated Credit Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 28, 2014).

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

101*	Interactive Data Files.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREITBURN ENERGY PARTNERS L.P.

		By:	BREITBURN GP, LLC,
its General Partner

Dated:	May 8, 2014	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	May 8, 2014	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DOCUMENT
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

10.1
Eleventh Amendment to the Second Amended and Restated Credit Agreement dated February 21, 2014 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-33055) filed on February 28, 2014).

10.2
Twelfth Amendment to the Second Amended and Restated Credit Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 28, 2014).

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

101*	Interactive Data Files.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.