Form 10-Q
period 2014-06-30
Breitburn Energy Partners LP
filed 2014-08-05
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission File Number 001-33055

Breitburn Energy Partners LP
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
Yes ☐     No ☒

As of August 4, 2014, the registrant had 120,473,366 Common Units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “believe,” “estimate,” “impact,” “intend,” “future,” “affect,” “expect,” “will,” “projected,” “plan,” “anticipate,” “should,” “could,” “would,” variations of such words and words of similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are the ability to obtain unitholder, court and regulatory approvals of the proposed merger with QR Energy, LP (“QR Energy”); the ability to complete the proposed merger with QR Energy on anticipated terms and timetable; our ability to successfully integrate the business and operations of QR Energy with our own after the transaction and achieve anticipated benefits from the proposed merger; the possibility that various closing conditions for the merger may not be satisfied or waived; risks relating to any unforeseen liabilities of QR Energy; changes in crude oil, NGL and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; ability to obtain external capital to finance exploitation and development operations and acquisitions; the impacts of hedging on results of operations; failure of properties to yield oil or natural gas in commercially viable quantities; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report”), in Part II—Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Thousands	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$9,015	$2,458
Accounts and other receivables, net	97,630	96,862
Derivative instruments (note 3)	2,240	7,914
Related party receivables (note 4)	1,282	2,604
Inventory (note 5)	9,237	3,890
Prepaid expenses	393	3,334
Total current assets	119,797	117,062
Equity investments	6,360	6,641
Property, plant and equipment
Oil and gas properties	4,988,859	4,818,639
Non-oil and gas assets	30,932	21,338
	5,019,791	4,839,977
Accumulated depletion and depreciation	(1,049,498)	(924,601)
Net property, plant and equipment	3,970,293	3,915,376
Other long-term assets
Intangibles (note 6)	10,282	11,679
Derivative instruments (note 3)	3,631	71,319
Other long-term assets (note 6)	75,489	74,205
Total assets	$4,185,852	$4,196,282
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$64,329	$69,809
Derivative instruments (note 3)	48,827	24,876
Distributions payable	1,833	—
Revenue and royalties payable	36,308	26,233
Wages and salaries payable	10,817	15,359
Accrued interest payable	19,515	19,690
Accrued liabilities	33,743	26,922
Total current liabilities	215,372	182,889
Credit facility (note 7)	655,500	733,000
Senior notes, net (note 7)	1,156,618	1,156,675
Deferred income taxes (note 9)	2,468	2,749
Asset retirement obligation (note 10)	129,394	123,769
Derivative instruments (note 3)	41,951	2,560
Other long-term liabilities	4,922	4,820
Total liabilities	2,206,225	2,206,462
Commitments and contingencies (note 11)
Equity
Series A cumulative redeemable preferred units, 8.0 million units issued and outstanding at June 30, 2014 and 0 at December 31, 2013 (note 12)	193,226	—
Common units, 120.2 million units issued and outstanding at June 30, 2014 and 119.2 million at December 31, 2013 (note 12)	1,786,401	1,989,820
Total equity	1,979,627	1,989,820

Total liabilities and equity	$4,185,852	$4,196,282

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2014	2013	2014	2013
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$219,051	$149,286	$442,607	$269,648
Gain (loss) on commodity derivative instruments, net (note 3)	(127,000)	66,993	(167,228)	42,817
Other revenue, net	1,071	702	2,655	1,460
Total revenues and other income items	93,122	216,981	278,034	313,925
Operating costs and expenses
Operating costs	83,060	61,234	165,257	113,387
Depletion, depreciation and amortization	68,245	46,541	131,746	94,331
General and administrative expenses	16,420	13,716	35,149	28,579
Loss on sale of assets	334	71	420	62
Total operating costs and expenses	168,059	121,562	332,572	236,359

Operating income (loss)	(74,937)	95,419	(54,538)	77,566

Interest expense, net of capitalized interest	30,208	18,420	60,866	36,839
Other income, net	(261)	(7)	(773)	(9)

Income (loss) before taxes	(104,884)	77,006	(114,631)	40,736

Income tax expense (benefit) (note 9)	(159)	574	(148)	604

Net income (loss)	(104,725)	76,432	(114,483)	40,132

Less: distributions to preferred unitholders	1,833	—	1,833	—

Net income (loss) attributable to common unitholders	$(106,558)	$76,432	$(116,316)	$40,132

Basic net income (loss) per unit (note 12)	$(0.89)	$0.75	$(0.97)	$0.41
Diluted net income (loss) per unit (note 12)	$(0.89)	$0.75	$(0.97)	$0.41

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
Thousands of dollars	2014	2013
Cash flows from operating activities
Net income (loss)	$(114,483)	$40,132
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	131,746	94,331
Unit-based compensation expense	12,647	9,797
Loss (gain) on derivative instruments	167,228	(42,817)
Derivative instrument settlement receipts (payments)	(30,524)	9,956
Income from equity affiliates, net	281	(1)
Deferred income taxes	(281)	297
Loss on sale of assets	420	62
Other	3,487	2,239
Changes in net assets and liabilities
Accounts receivable and other assets	2,097	(13,050)
Inventory	(5,347)	(1,801)
Net change in related party receivables and payables	1,322	649
Accounts payable and other liabilities	22,516	(2,372)
Net cash provided by operating activities	191,109	97,422
Cash flows from investing activities
Property acquisitions	(2,684)	598
Capital expenditures	(188,758)	(100,211)
Proceeds from sale of assets	542	160
Deposit for oil and gas properties	—	(85,980)
Other	(5,706)	—
Net cash used in investing activities	(196,606)	(185,433)
Cash flows from financing activities
Proceeds from issuance of preferred units, net	193,397	—
Proceeds from issuance of common units, net	20,273	285,016
Distributions to common unitholders	(120,059)	(88,757)
Proceeds from long-term debt	466,000	397,000
Repayments of long-term debt	(543,500)	(507,000)
Change in bank overdraft	(2,425)	(291)
Debt issuance costs	(1,632)	(328)
Net cash provided by financing activities	12,054	85,640
Increase (decrease) in cash	6,557	(2,371)
Cash beginning of period	2,458	4,507
Cash end of period	$9,015	$2,136

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2013 Annual Report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at June 30, 2014, our operating results for the three months and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013 have been included.  Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2013 Annual Report.

We follow the successful efforts method of accounting for oil and natural gas activities.  Depletion, depreciation and amortization (“DD&A”) of proved oil and natural gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. We are evaluating the impact, if any, that ASU 2014-09 will have on our financial statements.

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

Our purchase price allocations are based on discounted cash flows, quoted market prices and estimates made by management, and the most significant assumptions are those related to the estimated fair values assigned to oil and natural gas properties with proved reserves. To estimate the fair values of acquired properties, estimates of oil and natural gas reserves are prepared by management in consultation with independent engineers. We apply estimated future prices to the estimated reserve quantities acquired and estimate future operating and development costs to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are discounted using a market-based weighted average cost of capital. We also periodically employ third-party valuation firms to assist in the valuation of complex facilities, including pipelines, gathering lines and processing facilities.

We conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.

The fair value measurements of oil and natural gas properties, other assets and asset retirement obligations (“ARO”) are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties, other assets and ARO were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and a market-based weighted average cost of capital rate. ARO assumptions include inputs such as expected economic recoveries of oil and natural gas and time to abandonment. These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

Oklahoma Panhandle Acquisitions

On July 15, 2013, we completed the acquisition of certain oil and natural gas and midstream assets located in Oklahoma, New Mexico and Texas, certain CO2 supply contracts, certain crude oil swaps and interests in certain entities from Whiting Oil and Gas Corporation (“Whiting”) for approximately $845 million in cash (the “Whiting Acquisition”), including post-closing adjustments. The purchase price for this acquisition was allocated to the assets acquired and liabilities assumed as follows:

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
During the three months and six months ended June 30, 2014, we recorded $1.0 million and $2.0 million, respectively, in amortization for these contracts. We were also novated a $10.9 million long-term advance relating to future CO2 supply contract arrangements.

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

Acquisition-related costs for the Oklahoma Panhandle Acquisitions were $3.3 million ($3.2 million recorded in 2013), included in general and administrative (“G&A”) expenses on the consolidated statements of operations. During the three months and six months ended June 30, 2014, we recorded approximately $55.0 million and $109.5 million, respectively, in revenue and $16.7 million and $32.5 million, respectively, in lease operating expenses, including production and property taxes, from our Oklahoma Panhandle Acquisitions.

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

The preliminary purchase price for the Permian Basin Acquisitions was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties - proved	$258,728
Oil and gas properties - unproved	44,451
Asset retirement obligation	(1,069)
$302,110

During the three months and six months ended June 30, 2014, we recorded acquisition-related costs for the Permian Basin Acquisitions of $0.1 million and $0.5 million, respectively, included in G&A expenses on the consolidated statements of operations. During the three months and six months ended June 30, 2014, we recorded approximately $16.4 million and $31.5 million, respectively, in sales revenue and $4.5 million and $6.9 million, respectively, in lease operating expenses, including production and property taxes, from the Permian Basin Acquisitions.

Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statements of operations for the three months and six months ended June 30, 2013, assuming the Oklahoma Panhandle Acquisitions and the Permian Basin Acquisitions had been completed on January 1, 2013. The pro forma results reflect the results of combining our statements of operations with the results of operations from all of our 2013 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs, and (4) the effect on the denominator for calculating net income (loss) per unit of common unit issuances necessary to finance the acquisitions.  The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2013.

	2013 Pro Forma
	Three Months Ended	Six Months Ended
Thousands of dollars, except per unit amounts	June 30, 2013	June 30, 2013
Revenues	$292,461	$457,259
Net income	102,609	89,086

Net income per common unit:
Basic	$1.04	$0.90
Diluted	$1.04	$0.90

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

We had the following commodity derivative contracts in place at June 30, 2014:

	Year
	2014	2015	2016	2017	2018
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	14,911	13,059	9,211	7,971	493
Average Price ($/Bbl)	$92.73	$93.05	$86.73	$84.23	$82.20
Fixed Price Swaps - ICE Brent
Hedged Volume (Bbl/d)	4,950	3,374	4,300	298	—
Average Price ($/Bbl)	$99.05	$97.89	$95.17	$97.50	$—
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	1,000	1,000	—	—	—
Average Floor Price ($/Bbl)	$90.00	$90.00	$—	$—	$—
Average Ceiling Price ($/Bbl)	$112.00	$113.50	$—	$—	$—
Collars - ICE Brent
Hedged Volume (Bbl/d)	—	500	500	—	—
Average Floor Price ($/Bbl)	$—	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$—	$109.50	$101.25	$—	$—
Puts - NYMEX WTI
Hedged Volume (Bbl/d)	500	500	1,000	—	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$—	$—
Total:
Hedged Volume (Bbl/d)	21,361	18,433	15,011	8,269	493
Average Price ($/Bbl)	$94.00	$93.61	$89.48	$84.71	$82.20

Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Hedged Volume (MMBtu/d)	7,500	7,500	17,000	10,000	—
Average Price ($/MMBtu)	$6.00	$6.00	$4.46	$4.48	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	41,600	47,700	24,700	8,571	1,870
Average Price ($/MMBtu)	$4.75	$4.77	$4.23	$4.39	$4.15
Puts - Henry Hub
Hedged Volume (MMBtu/d)	6,000	1,500	—	—	—
Average Price ($/MMBtu)	$5.00	$5.00	$—	$—	$—
Total:
Hedged Volume (MMBtu/d)	55,100	56,700	41,700	18,571	1,870
Average Price ($/MMBtu)	$4.95	$4.94	$4.32	$4.44	$4.15

Calls - Henry Hub
Hedged Volume (MMBtu/d)	15,000	—	—	—	—
Average Price ($/MMBtu)	$9.00	$—	$—	$—	$—
Deferred Premium ($/MMBtu)	$0.12	$—	$—	$—	$—

During the three months and six months ended June 30, 2014 and 2013, we did not enter into any derivative instruments that required pre-paid premiums.

As of June 30, 2014, premiums paid in 2012 related to oil and natural gas derivatives to be settled in the third quarter of 2014 and beyond were as follows:

	Year
Thousands of dollars	2014	2015	2016	2017	2018
Oil	$2,258	$4,683	$7,438	$734	$—
Natural gas	$2,024	$1,989	$952	$—	$—

Fair Value of Financial Instruments

The following table presents the fair value of our derivative instruments, none of which are designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of June 30, 2014
Assets
Current assets - derivative instruments	$1,051	$12,429	$(11,240)	$2,240
Other long-term assets - derivative instruments	6,875	11,014	(14,258)	3,631
Total assets	7,926	23,443	(25,498)	5,871

Liabilities
Current liabilities - derivative instruments	(57,951)	(2,116)	11,240	(48,827)
Long-term liabilities - derivative instruments	(54,859)	(1,350)	14,258	(41,951)
Total liabilities	(112,810)	(3,466)	25,498	(90,778)

Net assets (liabilities)	$(104,884)	$19,977	$—	$(84,907)

As of December 31, 2013
Assets
Current assets - derivative instruments	$4,373	$15,419	$(11,878)	$7,914
Other long-term assets - derivative instruments	59,412	23,750	(11,843)	71,319
Total assets	63,785	39,169	(23,721)	79,233

Liabilities
Current liabilities - derivative instruments	(35,634)	(1,120)	11,878	(24,876)
Long-term liabilities - derivative instruments	(13,620)	(783)	11,843	(2,560)
Total liabilities	(49,254)	(1,903)	23,721	(27,436)

Net assets	$14,531	$37,266	$—	$51,797

(a) Represents counterparty netting under derivative master agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the balance sheet.

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Total Financial Instruments
Three Months Ended June 30, 2014
Net loss	$(121,326)	$(5,674)	$(127,000)
Three Months Ended June 30, 2013
Net gain	$52,013	$14,980	$66,993
Six Months Ended June 30, 2014
Net loss	$(149,219)	$(18,009)	$(167,228)
Six Months Ended June 30, 2013
Net gain	$40,698	$2,119	$42,817

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs that are observable other than quoted prices that are included within Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of June 30, 2014, and December 31, 2013, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and six months ended June 30, 2014 and 2013. Our policy is to recognize transfers between levels as of the end of the period.

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of June 30, 2014
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$(106,424)	$—	$(106,424)
Crude oil collars	—	—	(1,188)	(1,188)
Crude oil puts	—	—	2,728	2,728
Natural Gas
Natural gas swaps	—	19,137	—	19,137
Natural gas calls	—	—	(314)	(314)
Natural gas puts	—	—	1,154	1,154
Net assets (liabilities)	$—	$(87,287)	$2,380	$(84,907)

As of December 31, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$5,573	$—	$5,573
Crude oil collars	—	—	2,683	2,683
Crude oil puts	—	—	6,275	6,275
Natural Gas
Natural gas swaps	—	35,419	—	35,419
Natural gas calls	—	—	(650)	(650)
Natural gas puts	—	—	2,497	2,497
Net assets	$—	$40,992	$10,805	$51,797

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended June 30,
	2014		2013
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$7,093	$1,152	$11,784	$1,426
Derivative instrument settlements (b)	—	99	—	(222)
Gain (loss) (b)(c)	(5,553)	(411)	3,628	850
Ending balance	$1,540	$840	$15,412	$2,054

	Six Months Ended June 30,
	2014		2013
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$8,957	$1,848	$15,169	$1,672
Derivative instrument settlements (b)	—	42	—	(442)
Gain (loss) (b)(c)	(7,417)	(1,050)	243	824
Ending balance	$1,540	$840	$15,412	$2,054

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales, purchases or issuances.
(b) Included in gain (loss) on commodity derivative instruments, net on the consolidated statements of operations.
(c) Represents gain (loss) on mark-to-market of derivative instruments.

For Level 3 derivative instruments measured at fair value on a recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	June 30, 2014	Technique	Unobservable Input	Range
Oil Options	$1,540	Option Pricing Model	Oil forward commodity prices	$90.10/Bbl - $109.66/Bbl
			Oil volatility	13.57% - 14.87%
			Own credit risk	5%
Natural Gas Options	840	Option Pricing Model	Gas forward commodity prices	$4.04/MMBtu - $4.59/MMBtu
			Gas volatility	20.86% - 31.39%
			Own credit risk	5%
Total	$2,380

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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of June 30, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of June 30, 2014, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of June 30, 2014, our largest derivative asset balances were with Toronto-Dominion Bank, Bank of Montreal and Barclays Bank PLC, which accounted for approximately 43%, 26% and 14% of our net derivative asset balances, respectively.

4.  Related Party Transactions

Breitburn Management Company, LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also provides administrative services to Pacific Coast Energy Company LP, formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and six months ended June 30, 2014, the monthly fee paid by PCEC for indirect expenses was $700,000. In March 2014, the expiration of the term for the current monthly fee of $700,000 was extended from August 31, 2014 to December 31, 2014 and, to the extent the term of the administrative services agreement is renewed past December 31, 2014, the monthly fee will be redetermined biannually thereafter.

At June 30, 2014 and December 31, 2013, we had current receivables of $1.2 million and $2.5 million, respectively, due from PCEC related to the administrative services agreement, employee-related costs and oil and natural gas sales made by PCEC on our behalf from certain properties.  For the three months ended June 30, 2014 and 2013, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $2.1 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2014 and 2013, the monthly charges to PCEC for indirect expenses totaled $4.2 million and $4.2 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $5.1 million and $4.3 million, respectively.

At each of June 30, 2014 and December 31, 2013, we had receivables of $0.1 million due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

5.  Inventory

Our crude oil inventory from our Florida operations was $9.2 million and $3.9 million at June 30, 2014 and December 31, 2013, respectively.  In the six months ended June 30, 2014, we sold 263 gross MBbls and produced 340 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter, and thus, crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

6. Other Assets

Intangible Assets

In connection with the Whiting Acquisition in July 2013, we acquired two CO2 purchase contracts, priced below market, which were valued at $14.7 million at the acquisition date. These contracts were recorded as finite-lived intangibles. We amortize intangible assets with finite lives over their estimated useful lives. We are amortizing these contracts based on the amount of CO2 purchases made in each period over the contracts’ respective lives. The contracts expire in December 2015 and September 2023, respectively. For the three months and six months ended June 30, 2014, we recorded $1.0 million and $2.0 million respectively, in amortization expense related to these contracts. As of June 30, 2014, and December 31, 2013, we had a remaining unamortized value of $9.2 million and $11.2 million, respectively.

In connection with our compliance with the California Greenhouse Gas (“GHG”) Cap-and-Trade Regulation, as of June 30, 2014, and December 31, 2013, we had $1.1 million and $0.5 million, respectively, of GHG allowances, purchased at auction.  We recognize the purchase of these allowances as intangibles until they are surrendered in compliance with regulations promulgated by the California Air Resources Board.

Other long-term assets

As of June 30, 2014, and December 31, 2013, our other long-term assets were $75.5 million and $74.2 million, respectively, including $33.1 million and $35.6 million, respectively, in debt issuance costs, $41.2 million and $36.6 million, respectively, in CO2 supply advances and deposits for our Oklahoma properties and $1.2 million and $2.0 million, respectively, in other long-term assets.

7.  Long-Term Debt

Credit Facility

As of June 30, 2014, Breitburn Operating LP (“BOLP”), as borrower, and we and our wholly-owned subsidiaries, as guarantors, had a $3.0 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (as amended, the “Second Amended and Restated Credit Agreement”).

On April 25, 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement, which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017.

Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined semi-annually. As of June 30, 2014, our borrowing base for our credit facility was $1.6 billion and the aggregate commitment of all lenders was $1.4 billion, with the ability to increase our total commitments up to the $1.6 billion borrowing base upon lender approval. At December 31, 2013, our borrowing base was $1.5 billion, and the aggregate commitment of all lenders was $1.4 billion.

Our next regularly scheduled borrowing base redetermination is in October 2014.

As of June 30, 2014, and December 31, 2013, we had $655.5 million and $733.0 million, respectively, in indebtedness outstanding under our credit facility. At June 30, 2014, the 1-month LIBOR interest rate plus an applicable spread was 2.1524% on the 1-month LIBOR portion of $641 million and the prime rate plus an applicable spread was 4.50% on the prime portion of $14.5 million. At June 30, 2014, we had $12.5 million of unamortized debt issuance costs related to our credit facility.

As of June 30, 2014, and December 31, 2013, we were in compliance with our credit facility’s covenants.

Senior Notes

We have $305 million in aggregate principal amount of 8.625% senior notes due 2020 (the “2020 Senior Notes”), which had a carrying value of $301.9 million, net of unamortized discount of $3.1 million, as of June 30, 2014. In addition, we have $850 million in aggregate principal amount of 7.875% senior notes due 2022 (the “2022 Senior Notes”), which had a carrying value of $854.8 million, net of unamortized premium of $4.8 million, as of June 30, 2014. At June 30, 2014, we had $20.6 million of unamortized debt issuance costs related to our senior notes.

Interest on our senior notes is payable twice a year in April and October.

As of June 30, 2014, the fair value of our 2020 Senior Notes and 2022 Senior Notes was estimated to be $334.4 million and $921.2 million, respectively, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our senior notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

As of June 30, 2014 and December 31, 2013, we were in compliance with the covenants under our senior notes.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2014	2013	2014	2013
Credit agreement (including commitment fees)	$5,087	$1,636	$10,347	$3,405
Senior notes	23,311	15,436	46,622	30,872
Amortization of net premium and deferred issuance costs	1,866	1,359	4,014	2,597
Capitalized interest	(56)	(11)	(117)	(35)
Total	$30,208	$18,420	$60,866	$36,839

8. Condensed Consolidating Financial Statements

We and Breitburn Finance Corporation, as co-issuers, and certain of our subsidiaries, as guarantors, issued the 2020 Senior Notes and the 2022 Senior Notes. All but one of our subsidiaries have guaranteed our senior notes, and our only non-guarantor subsidiary, Breitburn Collingwood Utica LLC, is a minor subsidiary.

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

Our deferred federal income tax liability was $2.5 million and $2.7 million as of June 30, 2014, and December 31, 2013, respectively.  The following table presents our income tax expense (benefit) for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2014	2013	2014	2013
Federal income tax expense (benefit)
Current	$90	$24	$156	$26
Deferred (a)	(248)	318	(281)	297
State income tax expense (benefit) (b)	(1)	232	(23)	281
Total	$(159)	$574	$(148)	$604

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

Changes in ARO for the period ended June 30, 2014, and the year ended December 31, 2013 are presented in the following table:

	Six Months Ended	Year Ended
Thousands of dollars	June 30, 2014	December 31, 2013
Carrying amount, beginning of period	$123,769	$98,480
Acquisitions	—	9,287
Liabilities incurred	1,739	5,313
Liabilities settled	(492)	(893)
Revisions	—	4,299
Accretion expense	4,378	7,283
Carrying amount, end of period	$129,394	$123,769

11.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At each of June 30, 2014 and December 31, 2013, we had approximately $17.5 million of surety bonds and approximately $2.8 million in letters of credit outstanding.

Purchase Contracts

On July 15, 2013, we completed the acquisition of the Whiting Assets.  The Whiting Assets include the Postle Field, which currently has active CO2 enhanced recovery projects, and the Northeast Hardesty Unit, both of which are located in Texas County, Oklahoma. We have a contracted supply of CO2 in the Bravo Dome Field in New Mexico, with step-in rights, for 129 Bcf over 10 to 15 years, which we expect to provide volumes in excess of those required to produce our estimated proved reserves when coupled with recycled CO2. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. We are obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. The CO2 volumes planned for use in our enhanced recovery projects in the Postle Field currently exceed the minimum daily volumes specified in these agreements. Therefore, we expect to avoid any payments for deficiencies.  The table below shows our future minimum commitments under these purchase agreements as of June 30, 2014:

	Six Months Ending	Year Ending December 31,
Thousands of dollars	December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Purchase contracts	$7,870	$28,942	$14,638	$15,663	$21,487	$45,353	$133,953

12.  Partners’ Equity

Preferred Units

On May 21, 2014, we sold 8.0 million 8.25% Series A Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”) in a public offering at a price of $25.00 per Preferred Unit, resulting in proceeds of $193.2 million net of underwriting discount and offering expenses of $6.8 million. We used the net proceeds from this offering to repay indebtedness outstanding under our credit facility.

The Preferred Units rank senior to the Common Units with respect to the payment of current distributions. Distributions on Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors out of legally available funds for such purpose. We will pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per Preferred Unit. During the three months ended June 30, 2014, we recognized $1.8 million of accrued distributions on the Preferred Units, which were calculated from the date of issuance to June 30, 2014 and are included in the distributions to preferred unitholders on the consolidated statements of operations. The initial distribution of $0.309375 per Preferred Unit was paid on July 15, 2014.

The Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or converted into Common Units in connection with a change in control. At any time on or after May 15, 2019, we may, at our option, redeem the Preferred Units, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption. In addition, we may redeem the Preferred Units at the same redemption price following certain changes of control, as described in the Partnership Agreement; if we do not exercise this option, then the holders of the Preferred Units have the option to convert the Series A Preferred Units into a number of Common Units per Preferred Unit as set forth in the Partnership Agreement. If we exercise the right to redeem all outstanding Preferred Units, the holders of Preferred Units will not have the conversion right described above.

Common Units

Pursuant to an Equity Distribution Agreement dated as of March 19, 2014 (the “Equity Distribution Agreement”), we may sell, from time to time up to $200 million in common units representing limited partner interests (“Common Units”). We intend to use the net proceeds of any sales pursuant to the Equity Distribution Agreement, after deducting commissions and offering expenses, for general purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. The Common Units to be issued are registered under a previously filed shelf registration statement on Form S-3, which was declared effective by the SEC on January 22, 2014.  During the three months ended March 31, 2014 and June 30, 2014, we sold 25,300 Common Units and 976,611 Common Units, respectively, under the Equity Distribution Agreement for net proceeds of $0.5 million and $19.7 million, respectively.

During the three months and six months ended June 30, 2014, we issued no Common Units and less than 0.1 million Common Units, respectively, to non-employee directors for Restricted Phantom Units (“RPUs”) that vested in January 2014.

At June 30, 2014 and December 31, 2013, we had approximately 120.2 million and 119.2 million Common Units outstanding, respectively.  At June 30, 2014 and December 31, 2013, there were approximately 2.7 million and 1.3 million, respectively, of units outstanding under our Long-term Incentive Plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

Pursuant to our Second Amended and Restated Agreement of Limited Partnership, we may pay distributions on our Common Units within 45 days following the end of each quarter or in three equal monthly payments within 17, 45 and 75 days following the end of each quarter. We changed our Common Unit distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013.

During the three months ended June 30, 2014, we paid three monthly cash distributions totaling approximately $59.5 million, or $0.497 per Common Unit. During the six months ended June 30, 2014, we paid six monthly cash distributions totaling approximately $118.2 million, or $0.990 per Common Unit.

During the three months ended June 30, 2013, we paid a cash distribution of approximately $47.3 million, or $0.475 per Common Unit. During the six months ended June 30, 2013, we paid cash distributions of approximately $87.2 million, or $0.945 per Common unit.

During the three months ended June 30, 2014 and 2013, we also paid $1.0 million and $0.8 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP. During the six months ended June 30, 2014 and 2013, we paid $1.9 million and $1.6 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP.

Income per Unit

FASB Accounting Standards require use of the “two-class” method of computing earnings per unit for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of common unit and participating security as if all earnings for the period had been distributed.  Unvested restricted unit awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Our unvested RPUs and Convertible Phantom Units (“CPUs”) participate in distributions on an equal basis with Common Units.  Accordingly, the presentation below is prepared on a combined basis and is presented as net income (loss) per common unit.

The following is a reconciliation of net income (loss) and weighted average units for calculating basic net income (loss) per common unit and diluted net income (loss) per common unit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands, except per unit amounts	2014	2013	2014	2013

Net income (loss)	$(104,725)	$76,432	$(114,483)	$40,132
Distributions on participating units not expected to vest	38	11	38	11
Distributions to preferred unitholders	(1,833)	—	(1,833)	—
Net income (loss) attributable to holders of Common Units and participating securities	$(106,520)	$76,443	$(116,278)	$40,143
Weighted average number of units used to calculate basic and diluted net income per unit:
Common Units	119,724	99,680	119,466	97,119
Participating securities (a)	—	1,700	—	1,613
Denominator for basic income (loss) per common unit	119,724	101,380	119,466	98,732
Dilutive units (b)	—	374	—	340
Denominator for diluted income (loss) per common unit	119,724	101,754	119,466	99,072
Net income (loss) per common unit
Basic	$(0.89)	$0.75	$(0.97)	$0.41
Diluted	$(0.89)	$0.75	$(0.97)	$0.41

(a) The three months and six months ended June 30, 2014 exclude 1,885 and 1,799, respectively, of potentially issuable weighted average RPUs from participating securities, as they were anti-dilutive.
(b) The three months and six months ended June 30, 2014 exclude non-participating securities of 757 and 719, respectively, of weighted average units from the calculation of the denominator for diluted earnings per common unit, as they were anti-dilutive.

13.  Unit Based Compensation Plans

Unit-based compensation expense for the three months ended June 30, 2014 and 2013 was $6.1 million and $5.0 million, respectively, and for the six months ended June 30, 2014 and 2013 was $12.6 million and $9.8 million, respectively. Unit based compensation expense for the three months ended March 31, 2014 included $0.6 million related to an increase in the performance factor for the 2013 CPU grants from 1.0 to 1.25. The current multiplier was achieved based on the actual distribution made to common unitholders during the quarter.

During the six months ended June 30, 2014, the board of directors of Breitburn GP LLC (our “General Partner”) approved the grant of approximately 1.3 million RPUs and CPUs to employees of Breitburn Management under our LTIP.  Our outside directors were issued less than 0.1 million RPUs under our LTIP during the six months ended June 30, 2014.  The fair market value of the RPUs granted during 2014 for computing compensation expense under FASB Accounting Standards averaged $20.29 per unit.

During the three months ended June 30, 2014 and 2013, we paid nothing for taxes withheld on RPUs, which was the result of no units vesting during the periods.  During the six months ended June 30, 2014 and 2013, we paid zero and $0.6 million, respectively, for taxes withheld on RPUs that vested during the period.

As of June 30, 2014, we had $39.4 million of unrecognized compensation costs for all outstanding awards, which is expected to be recognized over the period from July 1, 2014 to December 31, 2016.

For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our 2013 Annual Report.

14.  Subsequent Events

On July 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the second quarter of 2014 at the rate of $0.1675 per Common Unit, which was paid on July 16, 2014 to the record holders of Common Units at the close of business on July 11, 2014. On July 30, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the first quarter of 2014 at the rate of $0.1675 per Common Unit, to be paid on August 14, 2014 to the record holders of Common Units at the close of business on August 11, 2014.

On July 1, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per Preferred Unit expected to be paid on August 15, 2014 to preferred unitholders of record at the close of business on July 31, 2014. On July 30, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per Preferred Unit expected to be paid on September 15, 2014 to preferred unitholders of record at the close of business on August 29, 2014. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit.

Merger with QR Energy

On July 23, 2014, we, our General Partner and Boom Merger Sub, LLC, a direct wholly owned subsidiary of the Partnership (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QR Energy, LP (“QR Energy”) and QRE GP, LLC (“QRE”).

QR Energy is a publicly traded, Delaware limited partnership engaged in the acquisition, exploitation, development and production of oil and natural gas properties located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.  As of December 31, 2013, their total estimated proved reserves were approximately 109.1 MMBoe, of which approximately 77% were oil and NGLs and 85% were classified as proved developed reserves. Their average production for the year ended December 31, 2013 was 17.9 MBoe/d.

Pursuant to the Merger Agreement, we will acquire QR Energy in exchange for our Common Units, implying a transaction value of approximately $3.0 billion, including the assumption of approximately $1,012 million of QR Energy’s existing net debt and the payment of $350 million cash to the holders of the outstanding Class C Convertible Preferred Units of QR Energy (each, a “Class C Unit”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into QR Energy, with QR Energy continuing as the surviving entity and a direct wholly owned subsidiary of the Partnership (the “Merger”).

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in QR Energy (a “QR Energy Common Unit”) and Class B Unit representing a limited partner interest in QR Energy (a “Class B Unit”) will be converted into the right to receive 0.9856 newly issued Breitburn Common Units (the “Merger Consideration”). A number of Class B Units issuable upon a change of control of QR Energy equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in QR Energy Common Units in connection with the Merger over (B) 383,900 will be issued and treated as outstanding Class B Units and converted into the right to receive the Merger Consideration. Each outstanding Class C Unit of QR Energy will be converted into the right to receive cash in an amount equal to $350 million divided by the number of Class C Units outstanding immediately prior to the effective time of the Merger. In no event will we be obligated to issue in excess of 72,001,686 Breitburn Common Units as part of the Merger Consideration.

In connection with the Merger Agreement, each award of restricted QR Energy Common Units issued under QR Energy’s equity plans that is subject to vesting or forfeiture, that is subject to time-based vesting and that is outstanding and unvested immediately prior to the effective time of the Merger will become fully vested and will be converted into the right to receive the Merger Consideration. Each award of performance units with respect to QR Energy Common Units issued under QR Energy’s equity plans that is outstanding immediately prior to the effective time of the Merger will vest and be settled in a number of QR Energy Common Units determined based on actual attainment of the applicable performance goal(s) as of two business days prior to the effective time of the Merger, and the resulting QR Energy Common Units will be converted into the right to receive the Merger Consideration.

The completion of the Merger is subject to satisfaction or waiver of customary closing conditions, including (1) the adoption of the Merger Agreement by holders of a majority of the outstanding QR Energy Common Units, Class B Units and Class C Units, voting as a single class, (2) the effectiveness of a registration statement on Form S-4, (3) the approval for listing of the Partnership Common Units issuable as part of the Merger Consideration on the NASDAQ and (4) other customary conditions such as expiration of the waiting period under the Hart-Scott-Rodino Act.

The Merger Agreement contains certain termination rights for both the Partnership and QR Energy and further provides that, upon termination of the Merger Agreement, under certain circumstances, either party may be required to reimburse the other party’s expenses up to $16,425,000, and QR Energy may be required to pay the Partnership a termination fee equal to $64,875,000 less any previous expense reimbursement by QR Energy.

On July 23, 2014, we also entered into a Transaction, Voting and Support Agreement (the “Voting Agreement”) with each of Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (collectively, the “Fund Unitholders”), and each of QR Holdings (QRE), LLC and QR Energy Holdings, LLC (collectively, the “Management Unitholders” and, together with the Fund Unitholders, the “QR Energy Unitholders”) with respect to the Merger Agreement. The Voting Agreement generally requires that the QR Energy Unitholders vote or cause to be voted all QR Energy Common Units, Class B Units and Class C Units owned by such QR Energy Unitholder in favor of the merger and against alternative transactions. The Voting Agreement also provides that, upon termination of the Merger Agreement and QR Energy’s acceptance of an alternative transaction, each QR Energy Unitholder may be required to pay the Partnership a termination fee equal to the lesser of (1) such QR Energy Unitholder’s pro rata share of 2% of the equity value of such alternative transaction or (2) the excess of the aggregate consideration paid to such QR Energy Unitholder in such alternative transaction over the aggregate consideration that would have been received by such QR Energy Unitholder under the Merger Agreement. Subject to certain exceptions, the Voting Agreement will terminate upon the earlier of (i) the consummation of the Merger and (ii) the termination of the Merger Agreement.
On July 23, 2014, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (collectively, the “Fund”). Under the Registration Rights Agreement, we are required to file or cause to be filed with the SEC a registration statement with respect to the public resale of our Common Units issued to the Fund as part of the Merger Consideration. We are required to file or cause to be filed the registration statement within 90 days following the closing under the Merger Agreement and are required to cause the registration statement to become effective as soon as reasonably practicable thereafter but in no event later than 120 days after the closing under the Merger Agreement.

The Merger Agreement, the Voting Agreement and the Registration Rights Agreement and the above descriptions have been included to provide investors and security holders with information regarding the terms of the Merger Agreement, the Voting Agreement and the Registration Rights Agreement. They are not intended to provide any other factual information about the Partnership, QR Energy or their respective subsidiaries or affiliates or equityholders.

In connection with the closing of the Merger, we intend to refinance the outstanding debt of QR Energy under its credit facility, which was approximately $715 million as of June 30, 2014, and are also considering refinancing options for QR Energy’s 9.25% senior notes due in 2020 with an aggregate principal amount of $300 million.  We have received a firm commitment from Wells Fargo Bank, N.A. to increase the borrowing base under our credit facility to $2.5 billion in connection with the Merger.

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
•     the Evanston, Green River, Wind River, Big Horn and Powder River Basins in Wyoming;
•     the Los Angeles and San Joaquin Basins in California;
•     the Sunniland Trend in Florida; and
•     the New Albany Shale in Indiana and Kentucky.

2014 Highlights

During the three months ended March 31, 2014, we paid three monthly cash distributions at the rate of $0.1642 per Common Unit per month, totaling approximately $58.7 million, or $0.4926 per Common Unit. During the three months ended June 30, 2014, we paid three monthly cash distributions at the rate of $0.1658 per Common Unit per month, totaling approximately $59.5 million, or $0.4974 per Common Unit.

On July 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the second quarter of 2014 at the rate of $0.1675 per Common Unit, which was paid on July 16, 2014 to the record holders of Common Units at the close of business on July 11, 2014. On July 30, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the first quarter of 2014 at the rate of $0.1675 per Common Unit, to be paid on August 14, 2014 to the record holders of Common Units at the close of business on August 11, 2014.

In April 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017.

In May 2014, we sold 8.0 million 8.25% Series A Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”) in a public offering at a price of $25.00 per Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discount and offering expenses. The Preferred Units rank senior to the Common Units with respect to the payment of current distributions. We used the net proceeds from this offering to repay indebtedness outstanding under our credit facility.

Distributions on Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors out of legally available funds for such purpose. We will pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per unit. During the three months ended June 30, 2014, we recognized $1.8 million of accrued distributions on the Preferred Units, which were calculated from the date of issuance to June 30, 2014 and are included in the distributions to preferred unitholders on the consolidated statements of operations. The initial distribution on the Preferred Units of $0.309375 was paid on July 15, 2014. On July 1, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per unit expected to be paid on August15, 2014 to preferred unitholders of record at the close of business on July 31, 2014. On July 30, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per unit expected to be paid on September 15, 2014 to preferred unitholders of record at the close of business on August 29, 2014. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit.

Merger with QR Energy

On July 23, 2014, we, our General Partner and Boom Merger Sub, LLC, a direct wholly owned subsidiary of the Partnership (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QR Energy, LP (“QR Energy”) and QRE GP, LLC (“QRE”).

QR Energy is a publicly traded, Delaware limited partnership engaged in the acquisition, exploitation, development and production of oil and natural gas properties located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.  As of December 31, 2013, their total estimated proved reserves were approximately 109.1 MMBoe, of which approximately 77% were oil and NGLs and 85% were classified as proved developed reserves. Their average production for the year ended December 31, 2013 was 17.9 MBoe/d.

Pursuant to the Merger Agreement, we will acquire QR Energy in exchange for our Common Units, implying a transaction value of approximately $3.0 billion, including the assumption of approximately $1,012 million of QR Energy’s existing net debt and the payment of $350 million cash to the holders of the outstanding Class C Convertible Preferred Units of QR Energy (each, a “Class C Unit”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into QR Energy, with QR Energy continuing as the surviving entity and a direct wholly owned subsidiary of the Partnership (the “Merger”).

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in QR Energy (a “QR Energy Common Unit”) and Class B Unit representing a limited partner interest in QR Energy (a “Class B Unit”) will be converted into the right to receive 0.9856 newly issued Breitburn Common Units (the “Merger Consideration”). A number of Class B Units issuable upon a change of control of QR Energy equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in QR Energy Common Units in connection with the Merger over (B) 383,900 will be issued and treated as outstanding Class B Units and converted into the right to receive the Merger Consideration. Each outstanding Class C Unit of QR Energy will be converted into the right to receive cash in an amount equal to $350 million divided by the number of Class C Units outstanding immediately prior to the effective time of the Merger. In no event will we be obligated to issue in excess of 72,001,686 Breitburn Common Units as part of the Merger Consideration.
In connection with the Merger Agreement, each award of restricted QR Energy Common Units issued under QR Energy’s equity plans that is subject to vesting or forfeiture, that is subject to time-based vesting and that is outstanding and unvested immediately prior to the effective time of the Merger will become fully vested and will be converted into the right to receive the Merger Consideration. Each award of performance units with respect to QR Energy Common Units issued under QR Energy’s equity plans that is outstanding immediately prior to the effective time of the Merger will vest and be settled in a number of QR Energy Common Units determined based on actual attainment of the applicable performance goal(s) as of two business days prior to the effective time of the Merger, and the resulting QR Energy Common Units will be converted into the right to receive the Merger Consideration.

The completion of the Merger is subject to satisfaction or waiver of customary closing conditions, including (1) the adoption of the Merger Agreement by holders of a majority of the outstanding QR Energy Common Units, Class B Units and Class C Units, voting as a single class, (2) the effectiveness of a registration statement on Form S-4, (3) the approval for listing of the Partnership Common Units issuable as part of the Merger Consideration on the NASDAQ and (4) other customary conditions such as expiration of the waiting period under the Hart-Scott-Rodino Act.

The Merger Agreement contains certain termination rights for both the Partnership and QR Energy and further provides that, upon termination of the Merger Agreement, under certain circumstances, either party may be required to reimburse the other party’s expenses up to $16,425,000, and QR Energy may be required to pay the Partnership a termination fee equal to $64,875,000 less any previous expense reimbursement by QR Energy.

On July 23, 2014, we also entered into a Transaction, Voting and Support Agreement (the “Voting Agreement”) with each of Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (collectively, the “Fund Unitholders”), and each of QR Holdings (QRE), LLC and QR Energy Holdings, LLC (collectively, the “Management Unitholders” and, together with the Fund Unitholders, the “QR Energy Unitholders”) with respect to the Merger Agreement. The Voting Agreement generally requires that the QR Energy Unitholders vote or cause to be voted all QR Energy Common Units, Class B Units and Class C Units owned by such QR Energy Unitholder in favor of the merger and against alternative transactions. The Voting Agreement also provides that, upon termination of the Merger Agreement and QR Energy’s acceptance of an alternative transaction, each QR Energy Unitholder may be required to pay the Partnership a termination fee equal to the lesser of (1) such QR Energy Unitholder’s pro rata share of 2% of the equity value of such alternative transaction or (2) the excess of the aggregate consideration paid to such QR Energy Unitholder in such alternative transaction over the aggregate consideration that would have been received by such QR Energy Unitholder under the Merger Agreement. Subject to certain exceptions, the Voting Agreement will terminate upon the earlier of (i) the consummation of the Merger and (ii) the termination of the Merger Agreement.
On July 23, 2014, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (collectively, the “Fund”). Under the Registration Rights Agreement, we are required to file or cause to be filed with the SEC a registration statement with respect to the public resale of our Common Units issued to the Fund as part of the Merger Consideration. We are required to file or cause to be filed the registration statement within 90 following the closing under the Merger Agreement and are required to cause the registration statement to become effective as soon as reasonably practicable thereafter but in no event later than 120 after the closing under the Merger Agreement.
The Merger Agreement, the Voting Agreement and the Registration Rights Agreement and the above descriptions have been included to provide investors and security holders with information regarding the terms of the Merger Agreement, the Voting Agreement and the Registration Rights Agreement. They are not intended to provide any other factual information about the Partnership, QR Energy or their respective subsidiaries or affiliates or equityholders.

In connection with the closing of the Merger, we intend to refinance the outstanding debt of QR Energy under its credit facility, which was approximately $715 million as of June 30, 2014, and are also considering refinancing options for QR Energy’s 9.25% senior notes due in 2020 with an aggregate principal amount of $300 million.  We have received a firm commitment from Wells Fargo Bank, N.A. to increase the borrowing base under our credit facility to $2.5 billion in connection with the Merger.

Operational Focus and Capital Expenditures

 In the first six months of 2014, our oil, NGL and natural gas capital expenditures, including capitalized engineering costs, totaled $168 million, compared to approximately $112 million in the first six months of 2013.  We spent approximately $114 million in Texas, $25 million in California, $16 million in Oklahoma, $7 million in Florida, $3 million in Wyoming and $3 million in Michigan.  In the first six months of 2014, we drilled and completed 53 productive wells in Texas, six productive wells in California, two productive wells in Wyoming and one well in Michigan. We also performed workovers on 11 wells in Oklahoma, three wells in Michigan and two wells in Florida.

In 2014, our crude oil, NGL and natural gas capital spending program, including capitalized engineering costs and excluding acquisitions, is expected to be between $338 million and $348 million. This compares with approximately $295 million in 2013. In 2014, we anticipate spending approximately 92% principally on oil projects in Texas, California and Oklahoma and approximately 8% principally on oil projects in Florida, Wyoming and Michigan. We anticipate 85% of our total capital spending will be focused on drilling and rate-generating projects that are designed to increase or add to production or reserves. We plan to drill 199 wells with 188 wells expected in Texas and California and 11 wells expected in Wyoming and Michigan. Without considering potential acquisitions, we expect our second half of 2014 production to be between 6.8 MMBoe and 7.2 MMBoe, and expect our full year 2014 production to be between 13.4 MMBoe and 13.8 MMBoe. We have revised our production outlook principally due to lower than expected performance from our operations in the Permian Basin. In addition, we are evaluating our options for the development of our Permian Basin assets and intend to begin drilling horizontal wells in late 2014.

Commodity Prices

In the second quarter of 2014, the NYMEX WTI spot price averaged $103 per barrel, compared with approximately $94 per barrel in the second quarter of 2013.  In the first six months of 2014, the NYMEX WTI spot price averaged $101 per barrel and ranged from a low of $91 per barrel to a high of $108 per barrel. In 2013, the NYMEX WTI spot price averaged approximately $98 per barrel.

In the second quarter of 2014, the Henry Hub natural gas spot price averaged $4.61 per MMBtu compared with approximately $4.02 per MMBtu in the second quarter of 2013.  In the first six months of 2014, the Henry Hub spot price averaged $4.83 and ranged from a low of $3.95 per MMBtu to a high of $8.15 per MMBtu.  In 2013, the Henry Hub natural gas spot price averaged approximately $3.73 per MMBtu. In the second quarter of 2014, the MichCon natural gas spot price averaged $4.99 per MMBtu compared with approximately $4.33 per MMBtu in the second quarter of 2013.

Breitburn Management

Breitburn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also manages the operations of PCEC, our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and six months ended June 30, 2014, the monthly fee paid by PCEC for indirect expenses was $700,000. In March 2014, the expiration of the term for the current monthly fee of $700,000 was extended from August 31, 2014, to December 31, 2014, and, to the extent the term of the administrative services agreement is renewed past December 31, 2014, the monthly fee will be redetermined biannually thereafter.

Hydraulic Fracturing

During 2013, the California Legislature passed SB 4, which became effective on January 1, 2014. SB 4 specifically authorizes hydraulic fracturing and certain other completion stimulation techniques throughout California, subject to additional regulatory requirements. Final regulations implementing SB 4 will not be issued until later in the year or early 2015. In November 2013, the California Department of Conservation released proposed regulations to implement SB 4 and issued currently effective interim rules.  The interim rules require approval of Well Stimulation Treatment Notices before starting stimulation treatment, disclosure of the fluids used and, adoption of groundwater monitoring and water management plans. They also govern resident notifications, storage and handling of fluids and well integrity. The only hydraulic fracturing planned in California for 2014 is in the Belridge field in western Kern County.  The SB4 permit implementation process delayed the issuance of permits relating to hydraulic fracturing in that field. However, we received the permits during the second quarter of 2014, and the delay was not material to the Partnership as a whole.

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

Thousands of dollars,	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
except as indicated	2014	2013	(Decrease)%		2014	2013	(Decrease)%
Total production (MBoe)	3,373	2,453	920	38%	6,592	4,799	1,793	37%
Oil (MBbl)	1,901	1,164	737	63%	3,700	2,265	1,435	63%
NGLs (MBbl)	279	123	156	127%	537	228	309	136%
Natural gas (MMcf)	7,163	6,994	169	2%	14,134	13,838	296	2%
Average daily production (Boe/d)	37,069	26,956	10,113	38%	36,422	26,516	9,906	37%
Sales volumes (MBoe)	3,289	2,528	761	30%	6,522	4,798	1,724	36%

Average realized sales price (per Boe) (a)(b)	$66.59	$58.98	$7.61	13%	$67.83	$56.14	$11.69	21%
Oil (per Bbl) (a)(b)	95.74	93.95	1.79	2%	93.91	92.40	1.51	2%
NGLs (per Bbl)	38.26	26.8	11.46	43%	40.48	26.43	14.05	53%
Natural gas (per Mcf) (b)	$4.81	$4.22	$0.59	14%	5.65	3.91	1.74	45%

Oil sales	$173,948	$116,508	$57,440	49%	$341,034	$209,460	$131,574	63%
NGL sales	10,675	3,297	7,378	224%	21,740	6,026	15,714	261%
Natural gas sales	34,428	29,481	4,947	17%	79,833	54,162	25,671	47%
Gain (loss) on commodity derivative instruments	(127,000)	66,993	(193,993)	N/A	(167,228)	42,817	(210,045)	(491)%
Other revenues, net	1,071	702	369	53%	2,655	1,460	1,195	82%
Total revenues	93,122	216,981	(123,859)	(57)%	278,034	313,925	(35,891)	(11)%

Lease operating expenses before taxes (c)	70,923	48,544	22,379	46%	137,913	94,105	43,808	47%
Production and property taxes (d)	16,001	11,066	4,935	45%	31,660	20,449	11,211	55%
Total lease operating expenses	86,924	59,610	27,314	46%	169,573	114,554	55,019	48%

Purchases and other operating costs	110	337	(227)	(67)%	324	655	(331)	(51)%
Change in inventory	(3,974)	1,287	(5,261)	N/A	(4,640)	(1,822)	(2,818)	155%
Total operating costs	$83,060	$61,234	$21,826	36%	$165,257	$113,387	$51,870	46%

Lease operating expenses before taxes per Boe	$21.03	$19.79	$1.24	6%	$20.92	$19.61	$1.31	7%
Production and property taxes per Boe	4.74	4.51	0.23	5%	4.80	4.26	0.54	13%
Total lease operating expenses per Boe	$25.77	$24.30	$1.47	6%	$25.72	$23.87	$1.85	8%

Depletion, depreciation and amortization (“DD&A”)	$68,245	$46,541	$21,704	47%	$131,746	$94,331	$37,415	40%
DD&A per Boe	20.23	18.97	1.26	7%	19.99	19.66	0.33	2%

G&A expenses	$16,420	$13,716	$2,704	20%	$35,149	$28,579	$6,570	23%

(a) Includes crude oil purchases.
(b) Excludes the effect of commodity derivative settlements.
(c) Includes district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

Comparison of Results for the Three Months and Six Months Ended June 30, 2014 and 2013

The variances in our results were due to the following components:

Production

For the three months ended June 30, 2014, total production was 3,373 MBoe compared to 2,453 MBoe for the three months ended June 30, 2013, primarily due to 616 MBoe from our Oklahoma properties acquired in July 2013, a 352 MBoe increase in production from our Texas properties acquired in December 2013 and 41 MBoe higher California production, primarily from our Santa Fe Springs field, partially offset by 52 MBoe and 32 MBoe lower production in Michigan and Wyoming, respectively, primarily due to natural field declines.

For the six months ended June 30, 2014, total production was 6,592 MBoe compared to 4,799 MBoe for the six months ended June 30, 2013, primarily due to 1,249 MBoe from our Oklahoma properties acquired in July 2013, a 638 MBoe increase in production from our Texas properties acquired in December 2013, and 108 MBoe higher California production, primarily from our Santa Fe Springs field, partially offset by 101 MBoe, 51 MBoe and 43 MBoe lower production in Michigan, Wyoming and Florida, respectively, primarily due to severe winter weather and natural field declines.

Oil, NGL and natural gas sales

Total oil, natural gas liquid (“NGL”) and natural gas sales revenues increased $69.8 million in the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Crude oil revenues increased $57.4 million due to higher oil sales volumes and slightly higher oil sales prices, primarily due to production from our 2013 Oklahoma and Texas acquisitions, in addition to higher California production. NGL revenues increased $7.4 million due to higher NGL sales volumes and higher NGL sales prices, primarily due to production from our 2013 Oklahoma and Texas acquisitions. Natural gas revenues increased $4.9 million, primarily due to higher natural gas prices and slightly higher natural gas production.

Realized prices for crude oil, excluding the effect of derivative instruments, increased $1.79 per Boe, or 2%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Realized prices for NGLs, excluding the effect of derivative instruments, increased $11.46 per Boe, or 43%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Realized prices for natural gas, excluding the effect of derivative instruments, increased $0.59 per Mcf, or 14%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Total oil, NGL and natural gas sales revenues increased $173.0 million in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Crude oil revenues increased $131.6 million due to higher oil sales volume and slightly higher oil sales prices primarily due to production from our 2013 Oklahoma and Texas acquisitions. NGL revenues increased $15.7 million due to higher NGL sales volumes and higher NGL prices, primarily due to production from our 2013 Oklahoma and Texas acquisitions. Natural gas revenues increased $25.7 million, primarily due to higher natural gas prices, particularly in Michigan due to severe winter weather, and slightly higher natural gas production.

Realized prices for crude oil, excluding the effect of derivative instruments, increased $1.51 per Boe, or 2%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Realized prices for NGLs, excluding the effect of derivative instruments, increased $14.05 per Boe, or 53%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.74 per Mcf, or 45%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Gain (loss) on commodity derivative instruments

Loss on commodity derivative instruments for the three months ended June 30, 2014 was $127.0 million compared to a gain of $67.0 million during the three months ended June 30, 2013. Commodity derivative instrument settlement payments net of receipts were $17.0 million for the three months ended June 30, 2014 compared to net receipts of $4.8 million during the same period in 2013, which primarily reflects higher oil settlement payments compared to prior year due to higher average crude oil prices and lower average crude oil hedge prices as well as lower natural gas settlement receipts due to higher natural gas prices.
Loss on commodity derivative instruments for the six months ended June 30, 2014 was $167.2 million compared to a gain of $42.8 million during the six months ended June 30, 2013. Commodity derivative instrument settlement payments net of receipts were $30.5 million for the six months ended June 30, 2014 compared to net receipts of $10.0 million during the same period in 2013, which primarily reflects natural gas settlement payments due to higher natural gas prices compared to natural gas settlement receipts in the prior year as well as higher oil settlement payments compared to prior year due to higher average crude oil prices and lower average crude oil hedge prices.
Lease operating expenses
Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended June 30, 2014 increased $22.4 million compared to the three months ended June 30, 2013.  The increase in pre-tax lease operating expenses reflects our 2013 Oklahoma and Texas acquisitions. On a per Boe basis, pre-tax lease operating expenses were 6% higher than the three months ended June 30, 2013 at $21.03 per Boe, primarily due to higher well services and fuel and utility costs, primarily in California and Texas.

Production and property taxes for the three months ended June 30, 2014 totaled $16.0 million, which was $4.9 million higher than the three months ended June 30, 2013, primarily from our 2013 Oklahoma and Texas acquisitions and higher commodity prices.  On a per Boe basis, production and property taxes for the three months ended June 30, 2014 were $4.74 per Boe, which was 5% higher than the three months ended June 30, 2013, primarily due to higher oil production as a percentage of total production, higher crude oil prices and higher natural gas prices, particularly in Michigan.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the six months ended June 30, 2014 increased $43.8 million compared to the six months ended June 30, 2013.  The increase in pre-tax lease operating expenses reflects our 2013 Oklahoma and Texas acquisitions. On a per Boe basis, pre-tax lease operating expenses were 7% higher than the six months ended June 30, 2013 at $20.92 per Boe, primarily due to higher well services, fuel and utility costs, primarily in California.

Production and property taxes for the six months ended June 30, 2014 totaled $31.7 million, which was $11.2 million higher than the six months ended June 30, 2013, primarily due to higher production and property taxes from our 2013 Oklahoma and Texas acquisitions and higher commodity prices.  On a per Boe basis, production and property taxes for the six months ended June 30, 2014 were $4.80 per Boe, which was 13% higher than the six months ended June 30, 2013, primarily due to higher oil production as a percentage of total production, higher crude oil prices and higher natural gas prices, particularly in Michigan.

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

For the three months ended June 30, 2014, the change in inventory account amounted to a credit of $4.0 million compared to a charge of $1.3 million during the same period in 2013.  The credit to inventory during the three months ended June 30, 2014 reflects a lower volume of crude oil sold than produced while the charge during the three months ended June 30, 2013 reflects a higher volume of crude oil sold than produced during the periods due to the timing of Florida sales.

For the six months ended June 30, 2014, the change in inventory account amounted to a credit of $4.6 million compared to a credit of $1.8 million during the same period in 2013.  The credit to inventory during the six months ended June 30, 2014 and June 30, 2013 reflect a higher volume of crude oil produced than sold during the periods due to the timing of Florida sales.

Depletion, depreciation and amortization

DD&A totaled $68.2 million, or $20.23 per Boe, during the three months ended June 30, 2014, an increase of approximately 7% per Boe from the same period a year ago.  The increase in DD&A per Boe compared to three months ended June 30, 2013 was primarily due to higher oil production as a percentage of total production and higher DD&A rates in California and Texas due to increased drilling activities.

DD&A totaled $131.7 million, or $19.99 per Boe, during the six months ended June 30, 2014, an increase of approximately 2% per Boe from the same period a year ago.  The increase in DD&A per Boe compared to six months ended June 30, 2013 was primarily due to higher oil production as a percentage of total production and higher California DD&A rates, partially offset by lower Michigan DD&A rates driven by higher reserves related to an increase in natural gas prices.

General and administrative expenses

Our G&A expenses totaled $16.4 million and $13.7 million for the three months ended June 30, 2014 and 2013, respectively.  This included $6.1 million and $5.0 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $10.3 million and $8.7 million for the three months ended June 30, 2014 and 2013, respectively.  The increase was primarily due to higher payroll expense for additional personnel attributable to acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.06 and $3.56 for the three months ended June 30, 2014 and 2013, respectively. The decrease in G&A expenses per Boe was primarily due to lower acquisition evaluation and integration costs as well as higher production from the 2013 acquisitions. The increase in unit-based compensation expense was primarily due to additional personnel.

Our G&A expenses totaled $35.1 million and $28.6 million for the six months ended June 30, 2014 and 2013, respectively.  This included $12.6 million and $9.8 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $22.5 million and $18.8 million for the six months ended June 30, 2014 and 2013, respectively.  The increase was primarily due to higher payroll expense for additional personnel attributable to acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.41 and $3.91 for the six months ended June 30, 2014 and 2013, respectively. The decrease in G&A expenses per Boe was primarily due to lower acquisition evaluation and integration costs as well as higher production from the 2013 acquisitions. The increase in unit-based compensation expense was primarily due to additional personnel and an increase in the 2013 CPU performance factor from 1.0 to 1.25 (see Note 13).

Interest expense, net of amounts capitalized

Our interest expense totaled $30.2 million and $18.4 million for the three months ended June 30, 2014 and 2013, respectively.  The increase in interest expense was primarily due to $7.9 million related to the 2022 Senior Notes issued in November 2013 and $3.5 million in higher credit facility interest expense as a result of increased borrowings and higher interest rates. Interest expense, excluding debt amortization, totaled $28.3 million and $17.1 million for the three months ended June 30, 2014 and 2013, respectively.

Our interest expense totaled $60.9 million and $36.8 million for the six months ended June 30, 2014 and 2013, respectively.  The increase in interest expense was primarily due to $15.8 million related to the 2022 Senior Notes issued in November 2013 and $6.9 million in higher credit facility interest expense as a result of increased borrowings and higher interest rates. Interest expense, excluding debt amortization, totaled $56.9 million and $34.2 million for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, amounts available under our credit facility and equity and debt offerings.  Our primary uses of cash have been for our operating expenses, capital expenditures and cash distributions to unitholders.  To fund certain acquisition transactions, we have historically used borrowings under our credit facility, accessed the private placement markets and issued equity as partial consideration.  As market conditions have permitted, we have also engaged in asset sale transactions and equity and debt offerings.  In the future, we intend to access the public and private capital markets to fund certain acquisitions and refinancing transactions.

Preferred Equity Offering

In May 2014, we sold 8.0 million Series A Preferred Units at a price to the public of $25.00 per Series A Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discount and offering expenses of $6.8 million.

The initial distribution of $0.309375 per Series A Preferred Unit was paid on July 15, 2014. On July 1, 2014, we declared a cash distribution for our Series A Preferred Units of $0.171875 per Preferred Unit expected to be paid on August15, 2014 to preferred unitholders of record at the close of business on July 31, 2014. On July 30, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per Preferred Unit expected to be paid on September 15, 2014 to preferred unitholders of record at the close of business on August 29, 2014. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit.

Distributions on Common Units

Our Second Amended and Restated Agreement of Limited Partnership provides that, at the discretion of our General Partner, we may pay quarterly distributions within 45 days following the end of each quarter or in three installments within 17, 45 and 75 days following the end of each quarter. We changed our distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013.

During the three months ended June 30, 2014, we paid three monthly cash distributions at the rate of $0.1658 per Common Unit per month, totaling approximately $59.5 million, or $0.4974 per Common Unit.

During the six months ended June 30, 2014, we paid six monthly cash distributions, the first three distributions at the rate of $0.1642, and the last three distributions at the rate of $0.1658 per Common Unit per month, totaling approximately $118.2 million, or $0.9900 per Common Unit.

On July 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the second quarter of 2014 at the rate of $0.1675 per Common Unit, which was paid on July 16, 2014.

On July 30, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the second quarter of 2014 at the rate of $0.1675 per Common Unit, to be paid on August 14, 2014 to the record holders of Common Units at the close of business on August 11, 2014.

Cash Flows

Operating activities.  Our cash flows from operating activities for the six months ended June 30, 2014 were $191.1 million compared to $97.4 million for the six months ended June 30, 2013. The increase in cash flows from operating activities was primarily due to higher operating income driven by our 2013 acquisitions and higher commodity prices, particularly natural gas prices in Michigan and NGL prices in Oklahoma and Texas, and changes in working capital during the six months ended June 30, 2014.

Investing activities.  Net cash used in investing activities during the six months ended June 30, 2014 and 2013 was $196.6 million and $185.4 million, respectively. During the six months ended June 30, 2014, we spent $188.8 million on capital expenditures, primarily for drilling and completion activities, $5.1 million on CO2 advances and $2.7 million on property acquisitions. During the six months ended June 30, 2013, we spent $100.2 million on capital expenditures, primarily for drilling and completion activities and $86.0 million on a deposit for oil and gas properties.

Financing activities.  Net cash flows from financing activities for the six months ended June 30, 2014 and 2013 was $12.1 million and $85.6 million, respectively.  During the six months ended June 30, 2014, we decreased our outstanding borrowings under our credit facility by approximately $77.5 million. We had total outstanding borrowings, net of unamortized discount on our senior notes, of approximately $1.81 billion at June 30, 2014 and $1.89 billion at December 31, 2013.  During the six months ended June 30, 2014, we received net proceeds of $193.4 million and $20.3 million from the issuance of Preferred Units and Common Units, respectively, made cash distributions of $120.1 million, borrowed $466.0 million and repaid $543.5 million under our credit facility.  During the six months ended June 30, 2013, we received net proceeds of $285.0 million from the issuance of Common Units, made cash distributions of $88.8 million, borrowed $397.0 million and repaid $507.0 million under our credit facility.

Senior Notes

As of June 30, 2014, we had $305 million in 8.625% senior notes due 2020 and $850 million in 7.875% senior notes due 2022. See Note 7 for a discussion of our senior notes.

Credit Agreement

At each of June 30, 2014 and December 31, 2013, we had a $3.0 billion credit facility with a maturity date of May 9, 2017 and May 9, 2016, respectively. At June 30, 2014 and December 31, 2013, our borrowing base was $1.6 billion and $1.5 billion, respectively, and the aggregate commitment of all lenders was $1.4 billion at each date.

As of June 30, 2014 and August 4, 2014, we had $656 million and $687.5 million, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement.

As of June 30, 2014, the lending group under the Second Amended and Restated Credit Agreement included 22 banks.  Of the $1.4 billion in total commitments under our credit facility, Wells Fargo Bank, National Association held approximately 12% of the commitments. Fifteen banks held between 3.5% and 6.8% of the commitments, including Bank of Montreal, The Bank of Nova Scotia, Union Bank, N.A., Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada, Sovereign Bank, N.A., The Royal Bank of Scotland plc, U.S. Bank National Association, Compass Bank, Comerica Bank, Credit Suisse AG, Cayman Islands Branch, J.P. Morgan Chase, N.A., Sumitomo Mitsui Banking Group and Toronto Dominion (Texas), LLC, with each of the remaining lenders holding 2.5% of the commitments.  In addition to our relationships with these institutions under our credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative contracts.

Our next regularly scheduled borrowing base redetermination is in October 2014.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. As of June 30, 2014 and August 4, 2014 we were in compliance with our debt covenants.

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

In connection with the closing of the Merger, we intend to refinance the outstanding debt of QR Energy under its credit facility, which was approximately $715 million as of June 30, 2014, and are also considering refinancing options for QR Energy’s 9.25% senior notes due in 2020 with an aggregate principal amount of $300 million.  We have received a firm commitment from Wells Fargo Bank, N.A. to increase the borrowing base under our credit facility to $2.5 billion in connection with the Merger.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of June 30, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of June 30, 2014, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of June 30, 2014, our largest derivative asset balances were with Toronto-Dominion Bank, Bank of Montreal and Barclays Bank PLC, which accounted for approximately 43%, 26% and 14% of our derivative asset balances, respectively.

Except for the issuance of Preferred Units and Common Units and the amendments to our credit facility, we had no material changes to our financial contractual obligations during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014 and December 31, 2013.

New Accounting Standards

See Note 1 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2013 Annual Report.  Also, see Note 3 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative instruments as of June 30, 2014.

Changes in Fair Value

The fair value of our outstanding oil and natural gas commodity derivative instruments was a net liability of approximately $84.9 million and a net asset of $51.8 million at June 30, 2014 and December 31, 2013, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument liability at June 30, 2014 would have increased by approximately $239 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument liability at June 30, 2014 would have decreased by approximately $232 million.

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

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The following risk factors update the risk factors included in our Annual Report. Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2013 Annual Report.

The QR Energy acquisition and related transactions are subject to approval by QR Energy unitholders.

In order for the QR Energy acquisition to be completed, the QR Energy unitholders must adopt the Merger Agreement and approve the Merger and the other transactions contemplated by the Merger Agreement, which requires approval by a majority of the votes entitled to be cast by all outstanding common units, Class B units and Class C units of QR Energy, voting as a single class, as of the record date for the QR Energy special meeting.

We may experience difficulties in integrating the QR Energy business, which could cause us to fail to realize many of the anticipated potential benefits of the merger.

We entered into the Merger Agreement because we believe that the transaction will be beneficial to the Partnership and its unitholders and QR Energy and its unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether we are able to integrate the business of QR Energy in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating QR Energy’s business with that of the Partnership potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies and the integration of certain operations following the transaction, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.

An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of the Partnership after the acquisition of QR Energy, which may affect the value of our Common Units.

The market price of our Common Units after the Merger may be affected by factors different from those affecting QR Energy currently.

The businesses of the Partnership and QR Energy differ and, accordingly, the results of operations of the Partnership after the acquisition of QR Energy and the market price of our Common Units after the Merger may be affected by factors that differ from those currently affecting the independent results of operations of the Partnership or QR Energy.

The pendency of the QR Energy acquisition could adversely affect the business and operations of the Partnership and QR Energy.

In connection with the pending Merger, some customers or vendors of each of the Partnership and QR Energy may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of the Partnership or QR Energy, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of the Partnership and QR Energy may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business.

The QR Energy acquisition is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the Partnership.

Before the Merger may be completed, various waivers, approvals, clearances or consents must be obtained from the Federal Trade Commission and the Antitrust Division of the Department of Justice and other authorities in the United States. These governmental entities may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although we and QR Energy do not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the Partnership following the Merger, any of which might have an adverse effect on the Partnership following the Merger.

Failure to complete the QR Energy acquisition could negatively affect the price of our Common Units and our future businesses and financial results.

If the QR Energy acquisition is not completed, the ongoing businesses of the Partnership may be adversely affected and we will be subject to several risks and consequences, including the following:

•	under the Merger Agreement, we may be required, under certain circumstances, to pay QR Energy up to $16.425 million in respect of QR Energy’s expenses;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•	we would not realize the expected benefits of the Merger;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies; and

•
matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Partnership absent the Merger.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from their respective customers and employees. We could be subject to litigation to any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger agreement. We may also be involved in litigation related to the Merger that could delay or prevent the completion of the Merger. For example, a unitholder class action complaint was filed against QR Energy and other defendants on July 30, 2014 in the United States District Court for the Southern District of Texas in connection with the Merger alleging, among other things, a breach of fiduciary duty. Such litigation is inherently uncertain and the results cannot be predicted. Regardless of the outcome, such litigation could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that such litigation could delay or prevent the completion of the Merger, which could materially and adversely affect our business, operating results and financial condition.

We expect to incur substantial expenses related to the Merger.

We expect to incur substantial expenses in connection with completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of QR Energy with our own. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the QR Energy business following the completion of the Merger. As a result of these expenses, we expect to take charges against their earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following the Merger, QR Energy and the Partnership may be unable to retain key employees.

Our success after the Merger will depend in part upon our ability to retain key QR Energy employees and key employees of the Partnership. Key employees may depart either before or after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the Merger. Accordingly, no assurance can be given that we will be able to retain key QR Energy employees or key employees of the Partnership to the same extent as in the past.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

NUMBER	DOCUMENT
2.1
Agreement and Plan of Merger, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Breitburn GP LLC, Boom Merger Sub, LLC, QR Energy LP and QRE GP, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

3.1
Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2010).

3.2
Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of December 30, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

3.3
Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP(incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on May 21, 2014).

3.4
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of July 1, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

3.5
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP dated July 1, 2014 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

4.1
Indenture, dated as of October 6, 2010, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors and U.S. National Bank Association as trustee, in connection with the private placement of the Notes (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.2
Indenture, dated as of January 13, 2012, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 13, 2012).

4.3
Registration Rights Agreement, dated July 23, 2014, by and among Breitburn Energy Partners LP, QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

10.1
Twelfth Amendment to the Second Amended and Restated Credit Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 28, 2014).

10.2
Transaction, Voting and Support Agreement, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Quantum Resource A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP and Black Diamond Resources, LLC, QR Holdings LLC and QR Energy Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	August 5, 2014	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 5, 2014	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DOCUMENT
2.1
Agreement and Plan of Merger, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Breitburn GP LLC, Boom Merger Sub, LLC, QR Energy LP and QRE GP, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

3.1
Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2010).

3.2
Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of December 30, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

3.3
Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP(incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on May 21, 2014).

3.4
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of July 1, 2014 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

3.5
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP dated July 1, 2014 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

4.1
Indenture, dated as of October 6, 2010, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors and U.S. National Bank Association as trustee, in connection with the private placement of the Notes (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2010).

4.2
Indenture, dated as of January 13, 2012, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. National Bank Association (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 13, 2012).

4.3
Registration Rights Agreement, dated July 23, 2014, by and among Breitburn Energy Partners LP, QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

10.1
Twelfth Amendment to the Second Amended and Restated Credit Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 28, 2014).

10.2
Transaction, Voting and Support Agreement, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Quantum Resource A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP and Black Diamond Resources, LLC, QR Holdings LLC and QR Energy Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

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