Form 10-Q
period 2014-09-30
Breitburn Energy Partners LP
filed 2014-11-05
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Yes ☐     No ☒

As of November 4, 2014, the registrant had 138,773,366 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements is the ability to obtain unitholder approval of the proposed merger with QR Energy, LP (“QR Energy”); the ability to complete the proposed merger with QR Energy on anticipated terms and timetable; our ability to successfully integrate the business and operations of QR Energy with our own after the transaction and achieve anticipated benefits from the proposed merger; the possibility that various closing conditions for the merger may not be satisfied or waived; risks relating to any unforeseen liabilities of QR Energy; changes in crude oil, natural gas liquids (“NGL”) and natural gas prices; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; ability to obtain external capital to finance exploitation and development operations and acquisitions; the impacts of hedging on results of operations; failure of properties to yield oil or natural gas in commercially viable quantities; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report”), in Part II—Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and in Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Thousands of dollars	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$3,227	$2,458
Accounts and other receivables, net	98,360	96,862
Derivative instruments (note 3)	44,256	7,914
Related party receivables (note 4)	1,509	2,604
Inventory (note 5)	4,418	3,890
Prepaid expenses	3,831	3,334
Total current assets	155,601	117,062
Equity investments	6,551	6,641
Property, plant and equipment
Oil and natural gas properties	5,102,392	4,818,639
Non-oil and natural gas assets	36,138	21,338
	5,138,530	4,839,977
Accumulated depletion and depreciation (note 6)	(1,148,185)	(924,601)
Net property, plant and equipment	3,990,345	3,915,376
Other long-term assets
Intangibles (note 7)	9,286	11,679
Derivative instruments (note 3)	25,863	71,319
Other long-term assets (note 7)	76,008	74,205
Total assets	$4,263,654	$4,196,282
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$64,199	$69,809
Derivative instruments (note 3)	7	24,876
Distributions payable	733	—
Revenue and royalties payable	32,401	26,233
Wages and salaries payable	12,173	15,359
Accrued interest payable	42,856	19,690
Accrued liabilities	32,604	26,922
Total current liabilities	184,973	182,889
Credit facility (note 8)	719,000	733,000
Senior notes, net (note 8)	1,156,589	1,156,675
Deferred income taxes (note 10)	2,902	2,749
Asset retirement obligation (note 11)	133,216	123,769
Derivative instruments (note 3)	5,145	2,560
Other long-term liabilities	5,530	4,820
Total liabilities	2,207,355	2,206,462
Commitments and contingencies (note 12)
Equity
Series A cumulative redeemable preferred units, 8.0 million units issued and outstanding at September 30, 2014 and 0 at December 31, 2013 (note 13)	193,215	—
Common units, 120.5 million units issued and outstanding at September 30, 2014 and 119.2 million at December 31, 2013 (note 13)	1,863,084	1,989,820
Total equity	2,056,299	1,989,820

Total liabilities and equity	$4,263,654	$4,196,282

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2014	2013	2014	2013
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$216,146	$197,413	$658,753	$467,061
Gain (loss) on commodity derivative instruments, net (note 3)	146,171	(54,765)	(21,057)	(11,948)
Other revenue, net	1,585	737	4,240	2,197
Total revenues and other income items	363,902	143,385	641,936	457,310
Operating costs and expenses
Operating costs	82,904	68,502	248,161	181,889
Depletion, depreciation and amortization	72,671	59,764	204,417	154,095
Impairments (note 6)	29,434	361	29,434	361
General and administrative expenses	18,737	16,116	53,886	44,695
Loss (gain) on sale of assets	(63)	77	357	139
Total operating costs and expenses	203,683	144,820	536,255	381,179

Operating income (loss)	160,219	(1,435)	105,681	76,131

Interest expense, net of capitalized interest	29,494	23,548	90,360	60,387
Other expense (income), net	(450)	4	(1,223)	(5)

Income (loss) before taxes	131,175	(24,987)	16,544	15,749

Income tax expense (note 10)	532	24	384	628

Net income (loss)	130,643	(25,011)	16,160	15,121

Less: distributions to preferred unitholders	4,125	—	5,958	—

Net income (loss) attributable to common unitholders	$126,518	$(25,011)	$10,202	$15,121

Basic net income (loss) per unit (note 13)	$1.03	$(0.25)	$0.08	$0.15
Diluted net income (loss) per unit (note 13)	$1.03	$(0.25)	$0.08	$0.15

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
Thousands of dollars	2014	2013
Cash flows from operating activities
Net income	$16,160	$15,121
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	204,417	154,095
Impairments	29,434	361
Unit-based compensation expense	18,440	14,700
Loss on derivative instruments	21,057	11,948
Derivative instrument settlement receipts (payments)	(34,228)	3,633
Income from equity affiliates, net	90	(122)
Deferred income taxes	153	252
Loss on sale of assets	357	139
Other	5,172	3,989
Changes in net assets and liabilities
Accounts receivable and other assets	(3,345)	(62,882)
Inventory	(528)	(8,032)
Net change in related party receivables and payables	1,095	883
Accounts payable and other liabilities	36,642	32,857
Net cash provided by operating activities	294,916	166,942
Cash flows from investing activities
Property acquisitions	(6,422)	(861,601)
Capital expenditures	(293,275)	(191,472)
Proceeds from sale of assets	366	226
Other	(9,242)	—
Net cash used in investing activities	(308,573)	(1,052,847)
Cash flows from financing activities
Proceeds from issuance of preferred units, net	193,215	—
Proceeds from issuance of common units, net	25,917	285,011
Distributions to preferred unitholders	(5,225)	—
Distributions to common unitholders	(181,430)	(137,447)
Proceeds from long-term debt	693,000	1,381,000
Repayments of long-term debt	(707,000)	(636,000)
Change in bank overdraft	(2,417)	(316)
Debt issuance costs	(1,634)	(8,032)
Net cash provided by financing activities	14,426	884,216
Increase (decrease) in cash	769	(1,689)
Cash beginning of period	2,458	4,507
Cash end of period	$3,227	$2,818

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2013 Annual Report.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at September 30, 2014, our operating results for the three months and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013 have been included.  Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2013 Annual Report.

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

Pending Merger with QR Energy

On July 23, 2014, we, Breitburn GP LLC (our “General Partner”) and Boom Merger Sub, LLC, a direct wholly owned subsidiary of the Partnership (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QR Energy and QRE GP, LLC. Pursuant to the Merger Agreement, we will acquire QR Energy in exchange for common units representing limited partner interests in Breitburn Energy Partners LP (“Breitburn” or the “Partnership”) (“Common Units”), including the assumption of approximately $1.01 billion of QR Energy’s existing net debt and the payment of $350 million in cash to the holders of the outstanding Class C Convertible Preferred Units of QR Energy (each, a “Class C Unit”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into QR Energy, with QR Energy continuing as the surviving entity and a direct wholly owned subsidiary of the Partnership (the “Merger”).

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in QR Energy (a “QR Energy Common Unit”) and each Class B Unit representing a limited partner interest in QR Energy (a “Class B Unit”) will be converted into the right to receive 0.9856 newly issued Common Units (the “Merger Consideration”). A number of Class B Units issuable upon a change of control of QR Energy equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in QR Energy Common Units in connection with the Merger over (B) 383,900 will be issued and treated as outstanding Class B Units and converted into the right to receive the Merger Consideration. Each outstanding Class C Unit of QR Energy will be converted into the right to receive cash in an amount equal to $350 million divided by the number of Class C Units outstanding immediately prior to the effective time of the Merger. In no event will we be obligated to issue in excess of 72,001,686 Common Units as part of the Merger Consideration.
On July 23, 2014, we also entered into a Registration Rights Agreement (“Registration Rights Agreement”) with each of QR Energy Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (the “QR Energy Unitholders”). Under the Registration Rights Agreement, we are required to file or cause to be filed with the Securities and Exchange Commission (the “SEC”) a registration statement with respect to the public resale of our Common Units issued to the QR Energy Unitholders as part of the Merger Consideration. We are required to file or cause to be filed the registration statement within 90 days following the closing under the Merger Agreement and are required to cause the registration statement to become effective as soon as reasonably practicable thereafter but in no event later than 120 days after the closing under the Merger Agreement.

The completion of the Merger is subject to satisfaction or waiver of customary closing conditions, including (1) the adoption of the Merger Agreement by holders of a majority of the outstanding QR Energy Common Units, Class B Units and Class C Units, voting as a single class, (2) the approval for listing of the Common Units issued as a part of the Merger Consideration on the NASDAQ Global Select Market (the “NASDAQ”), and (3) other customary conditions. On August 19, 2014, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Act for the Merger.
A special meeting of QR Energy unitholders to vote on the adoption of the Merger Agreement is scheduled to be held on November 18, 2014. The Merger Agreement requires that the Merger close within three business days of the meeting of QR Energy unitholders.
Merger-related costs for the QR Energy Merger of $1.5 million for the three months and nine months ended September 30, 2014, were included in general and administrative (“G&A”) expenses on the consolidated statements of operations.

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

The purchase price for this acquisition was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and natural gas properties - proved	$700,963
Oil and natural gas properties - unproved	43,492
Pipeline and processing facilities	74,537
Derivative assets - current	15
Intangibles	14,739
Derivative assets - long-term	16,183
Other long-term assets	10,936
Derivative liabilities - current	(6,347)
Accrued liabilities	(1,115)
Asset retirement obligations	(8,102)
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
During the three months and nine months ended September 30, 2014, we recorded $1.0 million and $3.0 million, respectively, in amortization for these contracts. We were also novated a $10.9 million long-term advance relating to future CO2 supply contract arrangements.

We also completed the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle from other sellers for an additional $30 million in July 2013, subject to customary post-closing adjustments (together with the Whiting Acquisition, the “Oklahoma Panhandle Acquisitions”). The additional interests were allocated $17.8 million to oil and natural gas properties and $12.4 million to pipeline facilities.

We used borrowings under our credit facility to fund the Oklahoma Panhandle Acquisitions.

Acquisition-related costs for the Oklahoma Panhandle Acquisitions of $3.3 million ($3.2 million recorded in 2013), were included in G&A expenses on the consolidated statements of operations. During the three months and nine months ended September 30, 2014, we recorded approximately $50.4 million and $159.9 million, respectively, in revenue and approximately $15.7 million and $48.2 million, respectively, in lease operating expenses, including production and property taxes, from our Oklahoma Panhandle Acquisitions.

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

The purchase price for the Permian Basin Acquisitions was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and natural gas properties - proved	$258,728
Oil and natural gas properties - unproved	44,451
Asset retirement obligation	(1,069)
$302,110

During the three months and nine months ended September 30, 2014, we recorded acquisition-related costs for the Permian Basin Acquisitions of $0.1 million and $0.6 million, respectively, which were included in G&A expenses on the consolidated statements of operations. During the three months and nine months ended September 30, 2014, we recorded approximately $17.1 million and $48.6 million, respectively, in sales revenue and approximately $4.1 million and $11.0 million, respectively, in lease operating expenses, including production and property taxes, from the Permian Basin Acquisitions.

Pro Forma

The following unaudited pro forma financial information presents a summary of our combined statements of operations for the three months and nine months ended September 30, 2013, assuming the Oklahoma Panhandle Acquisitions and the Permian Basin Acquisitions had been completed on January 1, 2013. The pro forma results reflect the results of combining our statements of operations with the results of operations from all of our 2013 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs, and (4) the effect on the denominator for calculating net income (loss) per unit of common unit issuances necessary to finance the acquisitions.  The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2013.

	2013 Pro Forma
	Three Months Ended	Nine Months Ended
Thousands of dollars, except per unit amounts	September 30, 2013	September 30, 2013
Revenues	$174,550	$631,809
Net income	(11,392)	77,694

Net income per common unit:
Basic	$(0.11)	$0.78
Diluted	$(0.11)	$0.78

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

We had the following commodity derivative contracts in place at September 30, 2014:

	Year
	2014	2015	2016	2017	2018
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Hedged Volume (Bbl/d)	14,811	13,059	9,211	7,971	493
Average Price ($/Bbl)	$92.59	$93.05	$86.73	$84.23	$82.20
Fixed Price Swaps - ICE Brent
Hedged Volume (Bbl/d)	4,950	3,374	4,300	298	—
Average Price ($/Bbl)	$98.89	$97.89	$95.17	$97.50	$—
Collars - NYMEX WTI
Hedged Volume (Bbl/d)	1,000	1,000	—	—	—
Average Floor Price ($/Bbl)	$90.00	$90.00	$—	$—	$—
Average Ceiling Price ($/Bbl)	$112.00	$113.50	$—	$—	$—
Collars - ICE Brent
Hedged Volume (Bbl/d)	—	500	500	—	—
Average Floor Price ($/Bbl)	$—	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$—	$109.50	$101.25	$—	$—
Puts - NYMEX WTI
Hedged Volume (Bbl/d)	500	500	1,000	—	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$—	$—
Total:
Hedged Volume (Bbl/d)	21,261	18,433	15,011	8,269	493
Average Price ($/Bbl)	$93.87	$93.61	$89.48	$84.71	$82.20

Natural Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Hedged Volume (MMBtu/d)	7,500	7,500	17,000	10,000	—
Average Price ($/MMBtu)	$6.00	$6.00	$4.46	$4.48	$—
Fixed Price Swaps - Henry Hub
Hedged Volume (MMBtu/d)	41,600	47,700	24,700	8,571	1,870
Average Price ($/MMBtu)	$4.75	$4.77	$4.23	$4.39	$4.15
Puts - Henry Hub
Hedged Volume (MMBtu/d)	6,000	1,500	—	—	—
Average Price ($/MMBtu)	$5.00	$5.00	$—	$—	$—
Total:
Hedged Volume (MMBtu/d)	55,100	56,700	41,700	18,571	1,870
Average Price ($/MMBtu)	$4.95	$4.94	$4.32	$4.44	$4.15

Calls - Henry Hub
Hedged Volume (MMBtu/d)	15,000	—	—	—	—
Average Price ($/MMBtu)	$9.00	$—	$—	$—	$—
Deferred Premium ($/MMBtu)	$0.12	$—	$—	$—	$—

During the three months and nine months ended September 30, 2014 and 2013, we did not enter into any derivative instruments that required pre-paid premiums.

As of September 30, 2014, premiums paid in 2012 related to oil and natural gas derivatives to be settled in the fourth quarter of 2014 and beyond were as follows:

	Year
Thousands of dollars	2014	2015	2016	2017	2018
Oil	$1,129	$4,683	$7,438	$734	$—
Natural gas	$1,012	$1,989	$952	$—	$—

Fair Value of Financial Instruments

The following table presents the fair value of our derivative instruments, none of which are designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of September 30, 2014
Assets
Current assets - derivative instruments	$30,334	$18,529	$(4,607)	$44,256
Other long-term assets - derivative instruments	22,656	10,362	(7,155)	25,863
Total assets	52,990	28,891	(11,762)	70,119

Liabilities
Current liabilities - derivative instruments	(4,304)	(310)	4,607	(7)
Long-term liabilities - derivative instruments	(11,964)	(336)	7,155	(5,145)
Total liabilities	(16,268)	(646)	11,762	(5,152)

Net assets	$36,722	$28,245	$—	$64,967

As of December 31, 2013
Assets
Current assets - derivative instruments	$4,373	$15,419	$(11,878)	$7,914
Other long-term assets - derivative instruments	59,412	23,750	(11,843)	71,319
Total assets	63,785	39,169	(23,721)	79,233

Liabilities
Current liabilities - derivative instruments	(35,634)	(1,120)	11,878	(24,876)
Long-term liabilities - derivative instruments	(13,620)	(783)	11,843	(2,560)
Total liabilities	(49,254)	(1,903)	23,721	(27,436)

Net assets	$14,531	$37,266	$—	$51,797

(a) Represents counterparty netting under derivative master agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the balance sheet.

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Total Financial Instruments
Three Months Ended September 30, 2014
Net gain	$133,666	$12,505	$146,171
Three Months Ended September 30, 2013
Net gain (loss)	$(62,770)	$8,005	$(54,765)
Nine Months Ended September 30, 2014
Net loss	$(15,553)	$(5,504)	$(21,057)
Nine Months Ended September 30, 2013
Net gain (loss)	$(22,072)	$10,124	$(11,948)

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs that are observable other than quoted prices that are included within Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of September 30, 2014, and December 31, 2013, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and nine months ended September 30, 2014 and 2013. Our policy is to recognize transfers between levels as of the end of the period.

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

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified. Financial assets and liabilities carried at fair value on a recurring basis are presented in the following table:

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of September 30, 2014
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$29,653	$—	$29,653
Crude oil collars	—	—	2,407	2,407
Crude oil puts	—	—	4,662	4,662
Natural Gas
Natural gas swaps	—	27,280	—	27,280
Natural gas calls	—	—	(157)	(157)
Natural gas puts	—	—	1,122	1,122
Net assets	$—	$56,933	$8,034	$64,967

As of December 31, 2013
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$5,573	$—	$5,573
Crude oil collars	—	—	2,683	2,683
Crude oil puts	—	—	6,275	6,275
Natural Gas
Natural gas swaps	—	35,419	—	35,419
Natural gas calls	—	—	(650)	(650)
Natural gas puts	—	—	2,497	2,497
Net assets	$—	$40,992	$10,805	$51,797

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended September 30,
	2014		2013
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$1,540	$840	$15,412	$2,054
Derivative instrument settlements (b)	—	347	(125)	(225)
Gain (loss) (b)(c)	5,529	(222)	(4,744)	528
Ending balance	$7,069	$965	$10,543	$2,357

	Nine Months Ended September 30,
	2014		2013
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$8,957	$1,848	$15,169	$1,672
Derivative instrument settlements (b)	—	389	(125)	(667)
Gain (loss) (b)(c)	(1,888)	(1,272)	(4,501)	1,352
Ending balance	$7,069	$965	$10,543	$2,357

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales, purchases or issuances.
(b) Included in gain (loss) on commodity derivative instruments, net on the consolidated statements of operations.
(c) Represents gain (loss) on mark-to-market of derivative instruments.

For Level 3 derivative instruments measured at fair value on a recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	September 30, 2014	Technique	Unobservable Input	Range
Oil Options	$7,069	Option Pricing Model	Oil forward commodity prices	$85.32/Bbl - $97.48/Bbl
			Oil volatility	14.98% - 20.70%
			Own credit risk	5%
Natural Gas Options	965	Option Pricing Model	Gas forward commodity prices	$3.85/MMBtu - $4.25/MMBtu
			Gas volatility	24.80% - 40.08%
			Own credit risk	5%
Total	$8,034

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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of September 30, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of September 30, 2014, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of September 30, 2014, our largest derivative asset balances were with Wells Fargo Bank, Credit Suisse Energy LLC and Citibank, which accounted for approximately 38%, 22% and 11% of our net derivative asset balances, respectively.

4.  Related Party Transactions

Breitburn Management Company LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also provides administrative services to Pacific Coast Energy Company LP, formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement, in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and nine months ended September 30, 2014, the monthly fee paid by PCEC for indirect expenses was $700,000. In August 2014, the expiration of the term for the current monthly fee of $700,000 was extended to June 30, 2015, and thereafter, the monthly fee will be redetermined biannually.

At September 30, 2014 and December 31, 2013, we had current receivables of $1.3 million and $2.5 million, respectively, due from PCEC related to the administrative services agreement, employee-related costs and oil and natural gas sales made by PCEC on our behalf from certain properties.  For the three months ended September 30, 2014 and 2013, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $2.1 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $3.8 million and $2.9 million, respectively. For the nine months ended September 30, 2014 and 2013, the monthly charges to PCEC for indirect expenses totaled $6.3 million and $6.3 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $8.9 million and $7.3 million, respectively.

At September 30, 2014 and December 31, 2013, we had receivables of $0.2 million and $0.1 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

5.  Inventory

Our crude oil inventory from our Florida operations was $4.4 million and $3.9 million at September 30, 2014 and December 31, 2013, respectively.  In the nine months ended September 30, 2014, we sold 514 gross MBbls and produced 522 gross MBbls of crude oil from our Florida operations.  Crude oil sales are a function of the number and size of crude oil shipments in each quarter, and thus, crude oil sales do not always coincide with volumes produced in a given quarter.  Crude oil inventory additions are valued at the lower of cost or market, with cost based on our actual production costs.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are recorded to inventory.

6. Impairments

We assess our developed and undeveloped oil and natural gas properties and other long-lived assets for possible impairment periodically and whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in business plans, changes in commodity prices and, for oil and natural gas properties, significant downward revisions of estimated proved reserve quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and the outlook for market supply and demand conditions for oil and natural gas. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves and are forecast using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2.5% per year. For impairment charges, the associated property’s expected future net cash flows are discounted using a market-based weighted average cost of capital rate that currently approximates 9%. Additional inputs include oil and natural gas reserves, future operating and development costs and future commodity prices. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

Impairments of proved properties totaled $29.4 million for the three months and nine months ended September 30, 2014, including $19.9 million in Florida, $6.5 million in Michigan and $3.0 million in Wyoming. The Florida impairments are due to reserve adjustments primarily related to well performance and lower crude oil prices. The Michigan impairments relate to the write-off of investments associated with expiring leases that we have elected not to renew. The Wyoming impairments are due to reserve adjustments related to a combination of well performance, lower commodity prices and higher expense projections. Impairments totaled $0.4 million for the three months and nine months ended September 30, 2013, including $0.2 million in Florida and $0.2 million in Michigan.

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

7. Other Assets

Intangible Assets

In connection with the Whiting Acquisition in July 2013, we acquired two CO2 purchase contracts, priced below market, which were valued at $14.7 million at the acquisition date. These contracts were recorded as finite-lived intangibles. We amortize intangible assets with finite lives over their estimated useful lives. We are amortizing these contracts based on the amount of CO2 purchases made in each period over the contracts’ respective lives. The contracts expire in December 2015 and September 2023, respectively. For the three months and nine months ended September 30, 2014, we recorded $1.0 million and $3.0 million respectively, in amortization expense related to these contracts. As of September 30, 2014, and December 31, 2013, we had a remaining unamortized value of $8.2 million and $11.2 million, respectively.

In connection with our compliance with the California Greenhouse Gas (“GHG”) Cap-and-Trade Regulation, as of September 30, 2014 and December 31, 2013, we had $1.1 million and $0.5 million, respectively, of GHG allowances, purchased at auction.  We recognize the purchase of these allowances as intangibles until they are surrendered in compliance with regulations promulgated by the California Air Resources Board.

Other long-term assets

As of September 30, 2014, and December 31, 2013, our other long-term assets were $76.0 million and $74.2 million, respectively, including $31.3 million and $35.6 million, respectively, in debt issuance costs, $43.3 million and $36.6 million, respectively, in CO2 supply advances and deposits for our Oklahoma properties and $1.4 million and $2.0 million, respectively, in other long-term assets.

8.  Long-Term Debt

Credit Facility

As of September 30, 2014, Breitburn Operating LP (“BOLP”), our wholly-owned subsidiary, as borrower, and we and our wholly-owned subsidiaries, as guarantors, had a $3.0 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (as amended, the “Second Amended and Restated Credit Agreement”).

On April 25, 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement, which provides for an increased borrowing base of $1.6 billion with a total lender commitment of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017.

Our credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined semi-annually. As of September 30, 2014, our borrowing base for our credit facility was $1.6 billion and the aggregate commitment of all lenders was $1.4 billion, with the ability to increase our total commitments up to the $1.6 billion borrowing base upon lender approval. At December 31, 2013, our borrowing base was $1.5 billion, and the aggregate commitment of all lenders was $1.4 billion.

As of September 30, 2014, and December 31, 2013, we had $719.0 million and $733.0 million, respectively, in indebtedness outstanding under our credit facility. At September 30, 2014, the 1-month LIBOR interest rate plus an applicable spread was 2.4041% on the 1-month LIBOR portion of $714 million and the prime rate plus an applicable spread was 4.50% on the prime portion of $5 million. At September 30, 2014, we had $11.4 million of unamortized debt issuance costs related to our credit facility.

As of September 30, 2014, and December 31, 2013, we were in compliance with our credit facility’s covenants.

In connection with the pending Merger with QR Energy, we received a firm commitment from Wells Fargo Bank, N.A. to increase the borrowing base under our credit facility to $2.5 billion.  We expect our next regularly scheduled borrowing base redetermination under our new amended and restated credit facility to be in April 2015.

Senior Notes

We have $305 million in aggregate principal amount of 8.625% senior notes due 2020 (the “2020 Senior Notes”), which had a carrying value of $302.0 million, net of unamortized discount of $3.0 million, as of September 30, 2014. In addition, we have $850 million in aggregate principal amount of 7.875% senior notes due 2022 (the “2022 Senior Notes” and together with the 2020 Notes, the “Senior Notes”), which had a carrying value of $854.6 million, net of unamortized premium of $4.6 million, as of September 30, 2014. At September 30, 2014, we had $19.9 million of unamortized debt issuance costs related to the Senior Notes.

Interest on our Senior Notes is payable twice a year in April and October.

As of September 30, 2014, the fair value of our 2020 Senior Notes and 2022 Senior Notes was estimated to be $319.0 million and $862.0 million, respectively, based on prices quoted from third-party financial institutions. We consider the inputs to the valuation of our Senior Notes to be Level 2, as fair value was estimated based on prices quoted from third-party financial institutions.

As of September 30, 2014 and December 31, 2013, we were in compliance with the covenants under our Senior Notes.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2014	2013	2014	2013
Credit agreement (including commitment fees)	$4,539	$6,313	$14,886	$9,718
Senior notes	23,311	15,436	69,933	46,308
Amortization of net premium and deferred issuance costs	1,765	1,826	5,779	4,423
Capitalized interest	(121)	(27)	(238)	(62)
Total	$29,494	$23,548	$90,360	$60,387

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

Our deferred federal income tax liability was $2.9 million and $2.7 million as of September 30, 2014, and December 31, 2013, respectively.  The following table presents our income tax expense (benefit) for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2014	2013	2014	2013
Federal income tax expense (benefit)
Current	$87	$41	$243	$67
Deferred (a)	434	(45)	153	252
State income tax expense (benefit) (b)	11	28	(12)	309
Total	$532	$24	$384	$628

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

Changes in ARO for the period ended September 30, 2014, and the year ended December 31, 2013 are presented in the following table:

	Nine Months Ended	Year Ended
Thousands of dollars	September 30, 2014	December 31, 2013
Carrying amount, beginning of period	$123,769	$98,480
Acquisitions	—	9,287
Liabilities incurred	3,391	5,313
Liabilities settled	(584)	(893)
Revisions	—	4,299
Accretion expense	6,640	7,283
Carrying amount, end of period	$133,216	$123,769

12.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit.  These obligations primarily cover self-insurance and other programs where governmental organizations require such support.  These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At September 30, 2014 and December 31, 2013, we had approximately $17.4 million and $17.5 million, respectively, of surety bonds and approximately $3.0 million and $2.8 million, respectively, in letters of credit outstanding.

Purchase Contracts

On July 15, 2013, we completed the acquisition of the Whiting Assets.  The Whiting Assets include the Postle Field, which currently has active CO2 enhanced recovery projects, and the Northeast Hardesty Unit, both of which are located in

Texas County, Oklahoma. We have a contracted supply of CO2 in the Bravo Dome Field in New Mexico, with step-in rights, for 129 Bcf over 10 to 15 years, which we expect to provide volumes in excess of those required to produce our estimated proved reserves when coupled with recycled CO2. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. We are obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. The CO2 volumes planned for use in our enhanced recovery projects in the Postle Field currently exceed the minimum daily volumes specified in these agreements. Therefore, we expect to avoid any payments for deficiencies.  The table below shows our future minimum commitments under these purchase agreements as of September 30, 2014:

	Three Months Ending	Year Ending December 31,
Thousands of dollars	December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Purchase contracts	$3,844	$28,942	$14,638	$15,663	$21,487	$45,353	$129,927

13.  Partners’ Equity

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

The Preferred Units rank senior to the Common Units with respect to the payment of current distributions. Distributions on Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors out of legally available funds for such purpose. We will pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per Preferred Unit. During the three months and nine months ended September 30, 2014, we recognized $4.1 million and $6.0 million, respectively, of accrued distributions on the Preferred Units, which are included in the distributions to preferred unitholders on the consolidated statements of operations.

The Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or converted into Common Units in connection with a change in control. At any time on or after May 15, 2019, we may, at our option, redeem the Preferred Units, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption. In addition, we may redeem the Preferred Units at the same redemption price following certain changes of control, as described in the Partnership Agreement (as defined below); if we do not exercise this option, then the holders of the Preferred Units have the option to convert the Series A Preferred Units into a number of Common Units per Preferred Unit as set forth in the Partnership Agreement. If we exercise the right to redeem all outstanding Preferred Units, the holders of Preferred Units will not have the conversion right described above.

Common Units

Pursuant to an Equity Distribution Agreement dated as of March 19, 2014 (the “Equity Distribution Agreement”), we may sell, from time to time up to $200 million in Common Units. We intend to use the net proceeds of any sales pursuant to the Equity Distribution Agreement, after deducting commissions and offering expenses, for general purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. The Common Units to be issued are registered under a previously filed shelf registration statement on Form S-3, which was declared effective by the SEC on January 22, 2014.  During the three months ended March 31, 2014, June 30, 2014 and September 30, 2014, we sold 25,300 Common Units, 976,611 Common Units and 269,774 Common Units, respectively, under the Equity Distribution Agreement for net proceeds of $0.5 million, $19.7 million and $6.0 million, respectively.

During the three months and nine months ended September 30, 2014, we issued no Common Units and less than 0.1 million Common Units, respectively, to non-employee directors for Restricted Phantom Units (“RPUs”) that vested in January 2014.

At September 30, 2014 and December 31, 2013, we had approximately 120.5 million and 119.2 million Common Units outstanding, respectively.  At September 30, 2014 and December 31, 2013, there were approximately 2.7 million and 1.3 million, respectively, of units outstanding under our Long-Term Incentive Plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

Pursuant to our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), we may pay distributions on our Common Units within 45 days following the end of each quarter or in three equal monthly payments within 17, 45 and 75 days following the end of each quarter. We changed our Common Unit distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013.

During the three months ended September 30, 2014, we paid three monthly cash distributions totaling approximately $60.5 million, or $0.503 per Common Unit. During the nine months ended September 30, 2014, we paid nine monthly cash distributions totaling approximately $178.7 million, or $1.493 per Common Unit.

During the three months ended September 30, 2013, we paid cash distributions of approximately $47.8 million, or $0.480 per Common Unit. During the nine months ended September 30, 2013, we paid cash distributions of approximately $135.0 million, or $1.425 per Common unit.

During the three months and nine months ended September 30, 2014, we paid $0.9 million and $2.8 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP. During the three months and nine months ended September 30, 2013, we paid $0.8 million and $2.4 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands, except per unit amounts	2014	2013	2014	2013

Net income (loss)	$130,643	$(25,011)	$16,160	$15,121
Distributions on participating units not expected to vest	76	4	113	15
Distributions to preferred unitholders	(4,125)	—	(5,958)	—
Net income (loss) attributable to holders of Common Units and participating securities	$126,594	$(25,007)	$10,315	$15,136
Weighted average number of units used to calculate basic and diluted net income per unit:
Common Units	120,473	99,680	119,806	97,982
Participating securities (a)	1,880	—	1,826	1,652
Denominator for basic income (loss) per common unit	122,353	99,680	121,632	99,634
Dilutive units (b)	777	—	738	355
Denominator for diluted income (loss) per common unit	123,130	99,680	122,370	99,989
Net income (loss) per common unit
Basic	$1.03	$(0.25)	$0.08	$0.15
Diluted	$1.03	$(0.25)	$0.08	$0.15

(a) The three months ended September 30, 2013 exclude 1,729 of potentially issuable weighted average RPUs from participating securities, as we were in a loss position.
(b) The three months ended September 30, 2013 exclude 384 of weighted average units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

14.  Unit Based Compensation Plans

Unit-based compensation expense for the three months ended September 30, 2014 and 2013 was $5.8 million and $4.9 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $18.4 million and $14.7 million, respectively. Unit based compensation expense for the three months ended March 31, 2014 included $0.6 million related to an increase in the performance factor for the 2013 CPU grants from 1.0 to 1.25. The current multiplier was achieved based on the actual distribution made to common unitholders during the quarter.

During the nine months ended September 30, 2014, the board of directors of our General Partner approved the grant of approximately 1.3 million RPUs and CPUs to employees of Breitburn Management under our LTIP.  Our outside directors were issued less than 0.1 million RPUs under our LTIP during the nine months ended September 30, 2014.  The fair market value of the RPUs granted during 2014 for computing compensation expense under FASB Accounting Standards averaged $20.30 per unit.

During the three months ended September 30, 2014 and 2013, we paid nothing for taxes withheld on RPUs, which was the result of no units vesting during the periods.  During the nine months ended September 30, 2014 and 2013, we paid nothing and $0.6 million, respectively, for taxes withheld on RPUs that vested during the period.

As of September 30, 2014, we had $33.1 million of unrecognized compensation costs for all outstanding awards, which is expected to be recognized over the period from October 1, 2014 to December 31, 2016.

For detailed information on our various compensation plans, see Note 17 to the consolidated financial statements included in our 2013 Annual Report.

15.  Subsequent Events

On October 1, 2014, we announced a cash distribution to holders of Common Units for the first monthly payment attributable to the third quarter of 2014 at the rate of $0.1675 per Common Unit, which was paid on October 16, 2014 to the unitholders of record at the close of business on October 13, 2014. On October 29, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the third quarter of 2014 at the rate of $0.1675 per Common Unit, to be paid on November 14, 2014 to the unitholders of record at the close of business on November 10, 2014.

On October 1, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per Preferred Unit, which is expected to be paid on November 17, 2014 to preferred unitholders of record at the close of business on October 31, 2014. On October 29, 2014, we declared a cash distribution for our Preferred Units of $0.171875 per Preferred Unit, which is expected to be paid on December 15, 2014 to preferred unitholders of record at the close of business on November 28, 2014. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit.

On October 10, 2014, we sold 14 million Common Units at a price to the public of $18.64 per Common Unit. We used the net proceeds, net of underwriting discount and offering expenses, of $251.6 million to reduce outstanding borrowings under our credit facility.
On October 17, 2014, our registration statement on Form S-4 filed pursuant to the Merger Agreement was declared effective by the SEC. A special meeting of QR Energy unitholders is scheduled to be held on November 18, 2014.
On October 24, 2014, BOLP completed the acquisition of certain oil and gas properties located in the Midland Basin, Texas from Antares Energy Company, a Delaware corporation, in exchange for $50.0 million in cash and 4.3 million Common Units, subject to customary purchase price adjustments, for a total preliminary purchase price of $122.7 million. The number of Common Units being issued as partial consideration will not be adjusted to account for changes in the unit price or for purchase price adjustments.

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

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil, natural gas liquids (“NGL”) and natural gas properties in the United States. Our objective is to manage our oil and natural gas producing properties for the purpose of generating cash flows and making distributions to our unitholders. Our assets consist primarily of producing and non-producing crude oil, NGL and natural gas reserves located primarily in:

•     the Antrim Shale and several non-Antrim formations in Michigan;
•    the Oklahoma Panhandle;
•     the Permian Basin in Texas;
•     the Evanston, Green River, Wind River, Big Horn and Powder River Basins in Wyoming;
•     the Los Angeles and San Joaquin Basins in California;
•     the Sunniland Trend in Florida; and
•     the New Albany Shale in Indiana and Kentucky.

2014 Highlights

Preferred Units

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

Distributions on the Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors out of legally available funds for such purpose. We will pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per unit. The initial distribution on the Preferred Units of $0.309375 was paid on July 15, 2014. Regular monthly distributions of $0.171875 per Preferred Unit began with the August 15, 2014 payment. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit. During the three months and nine months ended September 30, 2014, we recognized $4.1 million and $6.0 million, respectively, of accrued distributions on the Preferred Units, which are included in the distributions to preferred unitholders on the consolidated statements of operations.

Common Units

During the three months ended March 31, 2014, we paid three monthly cash distributions at the rate of $0.1642 per Common Unit per month, totaling approximately $58.7 million, or $0.4926 per Common Unit. During the three months ended June 30, 2014, we paid three monthly cash distributions at the rate of $0.1658 per Common Unit per month, totaling approximately $59.5 million, or $0.4974 per Common Unit. During the three months ended September 30, 2014, we paid three monthly cash distributions at the rate of $0.1675 per Common Unit per month, totaling approximately $60.5 million, or $0.5025 per Common Unit.

On October 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the third quarter of 2014 at the rate of $0.1675 per Common Unit, which was paid on October 16, 2014 to the unitholders of record at the close of business on October 13, 2014. On October 29, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the third quarter of 2014 at the rate of $0.1675 per Common Unit, to be paid on November 14, 2014 to the unitholders of record at the close of business on November 10, 2014.

On October 10, 2014, we sold 14 million Common Units at a price to the public of $18.64 per Common Unit. We used the net proceeds, net of underwriting discount and offering expenses, of $251.6 million to reduce outstanding borrowings under our credit facility.

On October 24, 2014, in connection with the Antares Acquisition (as defined below), we issued 4.3 million Common Units to Antares (as defined below) as partial consideration for the Antares Assets (as defined below).

Credit Facility

In April 2014, in connection with the regularly scheduled borrowing base redetermination, we entered into the Twelfth Amendment to the Second Amended and Restated Credit Agreement, which provides for an increased borrowing base of $1.6 billion with total lender commitments of $1.4 billion and an extension of the term of the credit facility for one year until May 9, 2017. Concurrently with the closing of the Merger, we expect to amend and restate our existing credit facility to increase the borrowing base and the aggregate commitment of all lenders under our credit facility to $2.5 billion, consistent with the commitment from Wells Fargo Bank, N.A..

Pending Merger with QR Energy

On July 23, 2014, we, our General Partner and Boom Merger Sub, LLC, a direct wholly owned subsidiary of the Partnership (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QR Energy, LP (“QR Energy”) and QRE GP, LLC (“QRE”). Pursuant to the Merger Agreement, we will acquire QR Energy in exchange for our Common Units, including the assumption of approximately $1.01 billion of QR Energy’s existing net debt and the payment of $350 million in cash to the holders of the outstanding Class C Convertible Preferred Units of QR Energy (each, a “Class C Unit”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into QR Energy, with QR Energy continuing as the surviving entity and a direct wholly owned subsidiary of the Partnership (the “Merger”).

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in QR Energy (a “QR Energy Common Unit”) and Class B Unit representing a limited partner interest in QR Energy (a “Class B Unit”) will be converted into the right to receive 0.9856 newly issued Common Units (the “Merger Consideration”). A number of Class B Units issuable upon a change of control of QR Energy equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in QR Energy Common Units in connection with the Merger over (B) 383,900 will be issued and treated as outstanding Class B Units and converted into the right to receive the Merger Consideration. Each outstanding Class C Unit of QR Energy will be converted into the right to receive cash in an amount equal to $350 million divided by the number of Class C Units outstanding immediately prior to the effective time of the Merger. In no event will we be obligated to issue in excess of 72,001,686 Common Units as part of the Merger Consideration.
The completion of the Merger is subject to satisfaction or waiver of customary closing conditions, including (1) the adoption of the Merger Agreement by holders of a majority of the outstanding QR Energy Common Units, Class B Units and Class C Units, voting as a single class, (2) the approval for listing of the Common Units issuable as part of the Merger Consideration on the NASDAQ, and (3) other customary conditions. On August 19, 2014, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Act pursuant to the Merger.

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

On July 23, 2014, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of the QR Energy Unitholders. Under the Registration Rights Agreement, we are required to file or cause to be filed with the Securities and Exchange Commission (the “SEC”) a registration statement with respect to the public resale of our Common Units issued to the QR Energy Unitholders as part of the Merger Consideration. We are required to file or cause to be filed the registration statement within 90 days following the closing under the Merger Agreement and are required to cause the registration statement to become effective as soon as reasonably practicable thereafter but in no event later than 120 days after the closing under the Merger Agreement.

In connection with the closing of the Merger, we intend to refinance the outstanding debt of QR Energy under its credit facility, which was approximately $755 million as of September 30, 2014, and QR Energy’s 9.25% senior notes due in 2020 with an aggregate principal amount of $300 million.  We have received a firm commitment from Wells Fargo Bank, N.A. to increase the borrowing base under our credit facility to $2.5 billion in connection with the Merger. Concurrently with the closing of the Merger, we expect to amend and restate our existing credit facility to increase the borrowing base and the aggregate commitment of all lenders under our credit facility to $2.5 billion, consistent with the commitment from Wells Fargo Bank, N.A.

On October 17, 2014, our registration statement on Form S-4 filed pursuant to the Merger Agreement was declared effective by the SEC. A special meeting of QR Energy unitholders to vote on the adoption of the Merger Agreement is scheduled to be held on November 18, 2014. The Merger Agreement requires that the Merger close within three business days of the meeting of QR Energy unitholders.

Antares Acquisition
On October 24, 2014, we completed the acquisition of certain oil and gas properties located in the Midland Basin, Texas (“Antares Assets”) from Antares Energy Company, a Delaware corporation, in exchange for $50.0 million in cash and 4.3 million Common Units, subject to customary purchase price adjustments, for a total preliminary purchase price of $122.7 million (the “Antares Acquisition”). The number of Common Units being issued as partial consideration will not be adjusted to account for changes in the unit price or for purchase price adjustments.

Operational Focus and Capital Expenditures

In the first nine months of 2014, our oil, NGL and natural gas capital expenditures, including capitalized engineering costs, totaled $275 million, compared to approximately $198 million in the first nine months of 2013.  We spent approximately $172 million in Texas, $56 million in California, $26 million in Oklahoma, $11 million in Florida, $5 million in Wyoming and $5 million in Michigan.  In the first nine months of 2014, we drilled and completed 73 productive wells in Texas, 39 productive wells in California, six productive wells in Wyoming and three productive wells in Michigan. We also performed workovers on 14 wells in Michigan, 11 wells in Oklahoma, ten wells in California, two wells in Wyoming, three wells in Florida and one well in Texas.

In 2014, our crude oil, NGL and natural gas capital spending program, including capitalized engineering costs and excluding the QR Energy Merger, is expected to be between $360 million and $370 million. This compares with approximately $295 million in 2013. In 2014, we anticipate spending approximately 92% principally on oil projects in Texas, California and Oklahoma and approximately 8% principally on oil projects in Florida, Wyoming and Michigan. We anticipate 88% of our total capital spending will be focused on drilling and rate-generating projects that are designed to increase or add to production or reserves. We plan to drill 187 wells with 172 wells expected in Texas and California and 15 wells expected in Wyoming and Michigan. Without considering the QR Energy Merger, we expect our full year production to be approximately 13.3 MMBoe.

Our Texas production for the third quarter was down slightly from the previous quarter due to curtailment and steeper than anticipated production declines in recently drilled wells.  To improve production results and rates of return from our Texas properties, we plan to transition to a horizontal well program and begin drilling those wells in the first quarter of 2015. However, in order to hold acreage on both our legacy and acquired Antares assets, we expect to drill 15 additional vertical wells in the Permian Basin by the end of the first quarter of 2015.  We currently plan to fund the initial horizontal drilling program ourselves and will consider various options involving third parties for additional future horizontal wells.  Our recently acquired Antares Assets include acreage adjacent to our existing properties in Howard County in the Permian Basin, which we believe will enhance our ability to drill horizontal wells in the area.

Commodity Prices

In the third quarter of 2014, the NYMEX WTI spot price averaged $98 per barrel, compared with approximately $106 per barrel in the third quarter of 2013.  In the first nine months of 2014, the NYMEX WTI spot price averaged $100 per barrel and ranged from a low of $91 per barrel to a high of $108 per barrel. In 2013, the NYMEX WTI spot price averaged approximately $98 per barrel. In recent months, there has been a decline in crude oil prices. The NYMEX WTI spot price decreased from $106 per barrel at June 30, 2014 to $79 per barrel at November 3, 2014.  Lower crude oil prices may not only decrease our revenues, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

In the third quarter of 2014, the Henry Hub natural gas spot price averaged $3.96 per MMBtu compared with approximately $3.55 per MMBtu in the third quarter of 2013.  In the first nine months of 2014, the Henry Hub spot price averaged $4.57 and ranged from a low of $3.77 per MMBtu to a high of $8.15 per MMBtu.  In 2013, the Henry Hub natural gas spot price averaged approximately $3.73 per MMBtu. In the third quarter of 2014, the MichCon natural gas spot price averaged $4.21 per MMBtu compared with approximately $3.79 per MMBtu in the third quarter of 2013.

Breitburn Management

Breitburn Management Company LLC, our wholly-owned subsidiary (“Breitburn Management”), operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also manages the operations of Pacific Coast Energy Company L.P. (“PCEC”), our predecessor, and provides administrative services to PCEC under an administrative services agreement. These services include operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services are provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months and nine months ended September 30, 2014, the monthly fee paid by PCEC for indirect expenses was $700,000. In August 2014, the expiration of the term for the current monthly fee of $700,000 was extended to June 30, 2015, and thereafter, the monthly fee will be redetermined biannually.

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

Several local jurisdictions in California have proposed various forms of moratoria or bans on hydraulic fracturing.  In some cases, these discussed measures include broad terms which, if enacted, could affect current operations.  To our knowledge, only one such local jurisdiction where we have production--the City of Los Angeles--is currently considering such a proposal.  The actual language of such a proposal has not been released and thus its potential effect cannot be fully assessed at this time.  However, our production within the city limits is small and does not involve hydraulic fracturing.  Therefore, we do not believe that any current local proposal will have a material adverse effect on the Partnership as a whole.

Results of Operations

The table below summarizes certain of our results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

Thousands of dollars, except as	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
indicated	2014	2013	(Decrease)%		2014	2013	(Decrease)%
Total production (MBoe)	3,353	3,098	255	8%	9,945	7,897	2,048	26%
Oil (MBbl)	1,904	1,681	223	13%	5,604	3,946	1,658	42%
NGLs (MBbl)	253	207	46	22%	789	435	354	81%
Natural gas (MMcf)	7,178	7,258	(80)	(1)%	21,312	21,096	216	1%
Average daily production (Boe/d)	36,450	33,674	2,776	8%	36,432	28,928	7,504	26%
Sales volumes (MBoe)	3,412	3,027	385	13%	9,934	7,825	2,109	27%

Average realized sales price (per Boe) (a)(b)	$63.33	$65.14	$(1.81)	(3)%	$66.30	$59.62	$6.68	11%
Oil (per Bbl) (a)(b)	90.12	100.94	(10.82)	(11)%	92.59	95.95	(3.36)	(4)%
NGLs (per Bbl)	37.87	38.11	(0.24)	(1)%	39.70	31.99	7.71	24%
Natural gas (per Mcf) (b)	$4.12	$3.69	$0.43	12%	5.13	3.84	1.29	34%

Oil sales	$176,986	$162,709	$14,277	9%	$518,020	$372,169	$145,851	39%
NGL sales	9,582	7,888	1,694	21%	31,322	13,914	17,408	125%
Natural gas sales	29,578	26,816	2,762	10%	109,411	80,978	28,433	35%
Gain (loss) on commodity derivative instruments	146,171	(54,765)	200,936	n/a	(21,057)	(11,948)	(9,109)	76%
Other revenues, net	1,585	737	848	115%	4,240	2,197	2,043	93%
Total revenues	363,902	143,385	220,517	154%	641,936	457,310	184,626	40%

Lease operating expenses before taxes (c)	62,714	58,731	3,983	7%	200,627	152,836	47,791	31%
Production and property taxes (d)	16,327	14,476	1,851	13%	47,987	34,925	13,062	37%
Total lease operating expenses	79,041	73,207	5,834	8%	248,614	187,761	60,853	32%

Purchases and other operating costs	102	226	(124)	(55)%	426	881	(455)	(52)%
Change in inventory	3,761	(4,931)	8,692	(176)%	(879)	(6,753)	5,874	(87)%
Total operating costs	$82,904	$68,502	$14,402	21%	$248,161	$181,889	$66,272	36%

Lease operating expenses before taxes per Boe	$18.70	$18.96	$(0.26)	(1)%	$20.17	$19.35	$0.82	4%
Production and property taxes per Boe	4.87	4.67	0.20	4%	4.83	4.42	0.41	9%
Total lease operating expenses per Boe	$23.57	$23.63	$(0.06)	0%	$25.00	$23.77	$1.23	5%

Depletion, depreciation and amortization (“DD&A”)	$72,671	$59,764	$12,907	22%	$204,417	$154,095	$50,322	33%
DD&A per Boe	21.67	19.41	2.26	12%	20.55	19.51	1.04	5%
Impairments	29,434	361	29,073	n/a	29,434	361	29,073	n/a

G&A expenses	$18,737	$16,116	$2,621	16%	$53,886	$44,695	$9,191	21%

(a) Includes crude oil purchases.
(b) Excludes the effect of commodity derivative settlements.
(c) Includes district expenses, transportation expenses and processing fees.
(d) Includes ad valorem and severance taxes.

Comparison of Results for the Three Months and Nine Months Ended September 30, 2014 and 2013

The variances in our results were due to the following components:

Production

For the three months ended September 30, 2014, total production was 3,353 MBoe compared to 3,098 MBoe for the three months ended September 30, 2013, an increase of 8%, primarily due to a 310 MBoe increase in production from our Texas properties acquired in December 2013 and 20 MBoe higher California production, primarily from our Santa Fe Springs field, partially offset by 27 MBoe and 23 MBoe lower production in Wyoming and Michigan, respectively, primarily due to natural field declines and 21 MBoe lower production in Florida primarily due to well performance.

For the nine months ended September 30, 2014, total production was 9,945 MBoe compared to 7,897 MBoe for the nine months ended September 30, 2013, an increase of 26%, primarily due to 1,248 MBoe from our Oklahoma properties acquired in July 2013, a 948 MBoe increase in production from our Texas properties acquired in December 2013 and 128 MBoe higher California production, primarily from our Santa Fe Springs field, partially offset by 124 MBoe and 78 MBoe lower production in Michigan and Wyoming, primarily due to severe winter weather and natural field declines and 64 MBoe lower production in Florida, primarily due to well performance.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues increased $18.7 million in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Crude oil revenues increased $14.3 million due to higher oil sales volumes, primarily due to production from our 2013 Texas acquisitions, in addition to higher Florida sales volumes and higher California production. NGL revenues increased $1.7 million due to higher NGL sales volumes, primarily due to production from our 2013 Texas acquisitions. Natural gas revenues increased $2.8 million, primarily due to higher realized natural gas prices.

Realized prices for crude oil, excluding the effect of derivative instruments, decreased $10.82 per Boe, or 11%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Realized prices for NGLs, excluding the effect of derivative instruments, decreased $0.24 per Boe in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Realized prices for natural gas, excluding the effect of derivative instruments, increased $0.43 per Mcf, or 12%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Total oil, NGL and natural gas sales revenues increased $191.7 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Crude oil revenues increased $145.9 million due to higher oil sales volume primarily due to production from our 2013 Oklahoma and Texas acquisitions. NGL revenues increased $17.4 million due to higher NGL sales volumes primarily due to production from our 2013 Oklahoma and Texas acquisitions, and higher NGL prices. Natural gas revenues increased $28.4 million, primarily due to higher natural gas prices, particularly in Michigan due to severe winter weather, and slightly higher natural gas production.

Realized prices for crude oil, excluding the effect of derivative instruments, decreased $3.36 per Boe, or 4%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Realized prices for NGLs, excluding the effect of derivative instruments, increased $7.71 per Boe, or 24%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.29 per Mcf, or 34%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Gain (loss) on commodity derivative instruments

Gain on commodity derivative instruments for the three months ended September 30, 2014 was $146.2 million compared to a loss of $54.8 million during the three months ended September 30, 2013. Commodity derivative instrument settlement payments net of receipts were $3.7 million for the three months ended September 30, 2014 compared to net payments of $6.3 million during the same period in 2013, which primarily reflects lower oil settlement payments compared to prior year due to lower average crude oil hedge prices as well as lower natural gas settlement receipts due to higher natural gas prices.

Loss on commodity derivative instruments for the nine months ended September 30, 2014 was $21.1 million compared to a loss of $11.9 million during the nine months ended September 30, 2013. Commodity derivative instrument settlement payments net of receipts were $34.2 million for the nine months ended September 30, 2014 compared to net receipts of $3.6 million during the same period in 2013, which primarily reflects lower natural gas settlement receipts due to higher natural gas prices as well as higher oil settlement payments compared to prior year due to lower average crude oil hedge prices.
Lease operating expenses
Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended September 30, 2014 increased $4.0 million compared to the three months ended September 30, 2013.  The increase in pre-tax lease operating expenses reflects our 2013 Texas acquisitions acquired in December 2013. On a per Boe basis, pre-tax lease operating expenses were 1% lower than the three months ended September 30, 2013 at $18.70 per Boe.

Production and property taxes for the three months ended September 30, 2014 totaled $16.3 million, which was $1.9 million higher than the three months ended September 30, 2013, primarily from our 2013 Texas acquisitions acquired in December 2013.  On a per Boe basis, production and property taxes for the three months ended September 30, 2014 were $4.87 per Boe, which was 4% higher than the three months ended September 30, 2013, primarily due to higher oil production as a percentage of total production, higher crude oil prices and higher natural gas prices, particularly in Michigan.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the nine months ended September 30, 2014 increased $47.8 million compared to the nine months ended September 30, 2013.  The increase in pre-tax lease operating expenses reflects our 2013 Oklahoma and Texas acquisitions. On a per Boe basis, pre-tax lease operating expenses were 4% higher than the nine months ended September 30, 2013 at $20.17 per Boe, primarily due to higher well services, fuel and utility and labor costs, primarily in Oklahoma, Florida and Texas.

Production and property taxes for the nine months ended September 30, 2014 totaled $48.0 million, which was $13.1 million higher than the nine months ended September 30, 2013, primarily due to higher production and property taxes from our 2013 Oklahoma and Texas acquisitions and higher natural gas prices.  On a per Boe basis, production and property taxes for the nine months ended September 30, 2014 were $4.83 per Boe, which was 9% higher than the nine months ended September 30, 2013, primarily due to higher oil production as a percentage of total production, higher crude oil prices and higher natural gas prices.

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

For the three months ended September 30, 2014, the change in inventory account amounted to a charge of $3.8 million compared to a credit of $4.9 million during the same period in 2013.  The charge to inventory during the three months ended September 30, 2014 reflects a higher volume of crude oil sold than produced during the period while the credit during the three months ended September 30, 2013 reflects a lower volume of crude oil sold than produced during the period due to the timing of Florida sales.  In the three months ended September 30, 2014, we sold 251 gross MBbls and produced 181 gross MBbls of crude oil from our Florida operations.

For the nine months ended September 30, 2014, the change in inventory account amounted to a credit of $0.9 million compared to a credit of $6.8 million during the same period in 2013.  The credit to inventory during the nine months ended September 30, 2014 and September 30, 2013 reflects a lower volume of crude oil sold than produced during the periods due to the timing of Florida sales. In the nine months ended September 30, 2014, we sold 514 gross MBbls and produced 522 gross MBbls of crude oil from our Florida operations.

Depletion, depreciation and amortization

DD&A totaled $72.7 million, or $21.67 per Boe, during the three months ended September 30, 2014, an increase of approximately 12% per Boe from the same period a year ago.  The increase in DD&A per Boe compared to the three months ended September 30, 2013 was primarily due to higher oil production as a percentage of total production and higher DD&A rates in California and Texas due to increased drilling activities.

DD&A totaled $204.4 million, or $20.55 per Boe, during the nine months ended September 30, 2014, an increase of approximately 5% per Boe from the same period a year ago.  The increase in DD&A per Boe compared to nine months ended September 30, 2013 was primarily due to higher oil production as a percentage of total production and higher California DD&A rates, partially offset by lower Michigan DD&A rates driven by higher reserves related to an increase in natural gas prices.

Impairments

Impairments totaled $29.4 million for the three months and nine months ended September 30, 2014, including $19.9 million in Florida, $6.5 million in Michigan and $3.0 million in Wyoming. The Florida impairments are due to reserve adjustments primarily related to well performance and lower crude oil prices. The Michigan impairments relate to the write-off of investments associated with expiring leases that we have elected not to renew. The Wyoming impairments are due to reserve adjustments related to a combination of well performance, lower commodity prices and higher expense projections. Impairments totaled $0.4 million for the three months and nine months ended September 30, 2013, including $0.2 million in Florida and $0.2 million in Michigan.

General and administrative expenses

Our general and administrative (“G&A”) expenses totaled $18.7 million and $16.1 million for the three months ended September 30, 2014 and 2013, respectively.  This included $5.8 million and $4.9 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $12.9 million and $11.2 million for the three months ended September 30, 2014 and 2013, respectively.  The increase was primarily due to higher payroll expenses for additional personnel attributable to our 2013 acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.85 and $3.62 for the three months ended September 30, 2014 and 2013, respectively. The increase in G&A expenses per Boe was primarily due to higher acquisition and integration costs. The increase in unit-based compensation expense was primarily due to additional personnel.

Our G&A expenses totaled $53.9 million and $44.7 million for the nine months ended September 30, 2014 and 2013, respectively.  This included $18.4 million and $14.7 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans.  G&A expenses, excluding non-cash unit-based compensation, were $35.4 million and $30.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase was primarily due to higher payroll expense for additional personnel attributable to our 2013 acquisitions. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.56 and $3.80 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in G&A expenses per Boe was primarily due to lower acquisition evaluation and integration costs as well as higher production from our 2013 acquisitions. The increase in unit-based compensation expense was primarily due to additional personnel and an increase in the 2013 CPU performance factor from 1.0 to 1.25 (see Note 14 to the consolidated financial statements within this report).

Interest expense, net of amounts capitalized

Our interest expense totaled $29.5 million and $23.5 million for the three months ended September 30, 2014 and 2013, respectively.  The increase in interest expense was primarily due to $7.9 million related to the 7.875% senior notes due 2022 (the “2022 Senior Notes”) issued in November 2013, partially offset by $1.8 million lower credit facility interest expense as a result of lower borrowings and lower interest rates. Interest expense, excluding debt amortization, totaled $27.7 million and $21.7 million for the three months ended September 30, 2014 and 2013, respectively.

Our interest expense totaled $90.4 million and $60.4 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase in interest expense was primarily due to $23.6 million related to the 2022 Senior Notes issued in November 2013 and $5.2 million in higher credit facility interest expense as a result of increased borrowings and higher interest rates. Interest expense, excluding debt amortization, totaled $84.6 million and $56.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Preferred Units

In May 2014, we sold 8.0 million Preferred Units at a price to the public of $25.00 per Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discount and offering expenses of $6.8 million.

The initial distribution of $0.309375 per Preferred Unit was paid on July 15, 2014. Regular monthly distributions of $0.171875 per Preferred Unit began with the August 15, 2014 payment. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit.

Common Units

Our Partnership Agreement provides that, at the discretion of our General Partner, we may pay quarterly distributions on our Common Units within 45 days following the end of each quarter or in three installments within 17, 45 and 75 days following the end of each quarter. We changed our Common Unit distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013.

During the three months ended September 30, 2014, we paid three monthly cash distributions at the rate of $0.1675 per Common Unit per month, totaling approximately $60.5 million, or $0.5025 per Common Unit.

During the nine months ended September 30, 2014, we paid nine monthly cash distributions, the first three distributions at the rate of $0.1642, the second three distributions at the rate of $0.1658, and the last three distributions at the rate of $0.1675 per Common Unit per month, totaling approximately $178.7 million, or $1.4925 per Common Unit.

On October 1, 2014, we announced a cash distribution to unitholders for the first monthly payment attributable to the third quarter of 2014 at the rate of $0.1675 per Common Unit, which was paid on October 16, 2014 to the record holders of Common Units at the close of business on October 13, 2014. On October 29, 2014, we announced a cash distribution to unitholders for the second monthly payment attributable to the third quarter of 2014 at the rate of $0.1675 per Common Unit, to be paid on November 14, 2014 to the record holders of Common Units at the close of business on November 10, 2014.

On October 10, 2014, we sold 14 million Common Units at a price to the public of $18.64 per Common Unit. We used the net proceeds of $251.6 million from the offering to reduce outstanding borrowings under our credit facility.

On October 24, 2014, in connection with the Antares Acquisition we issued 4.3 million Common Units to Antares as partial consideration for the Antares Assets.

Cash Flows

Operating activities.  Our cash flows from operating activities for the nine months ended September 30, 2014 were $294.9 million compared to $166.9 million for the nine months ended September 30, 2013. The increase in cash flows from operating activities was primarily due to higher operating income in 2014 driven by our 2013 acquisitions and higher natural gas prices, and an increase in accounts receivable and other assets during the nine months ended September 30, 2013, which decreased 2013 cash flows from operating activities.

Investing activities.  Net cash used in investing activities during the nine months ended September 30, 2014 and 2013 was $308.6 million and $1.05 billion, respectively. During the nine months ended September 30, 2014, we spent $293.3 million on capital expenditures, primarily for drilling and completion activities, $8.7 million on CO2 advances and $6.4 million on property acquisitions. During the nine months ended September 30, 2013, we spent $861.6 million on property acquisitions and $191.5 million on capital expenditures, primarily for drilling and completion activities.

Financing activities.  Net cash flows from financing activities for the nine months ended September 30, 2014 and 2013 was $14.4 million and $884.2 million, respectively.  During the nine months ended September 30, 2014, we decreased our outstanding borrowings under our credit facility by approximately $14.0 million. We had total outstanding borrowings, net of unamortized discount on our senior notes, of approximately $1.88 billion at September 30, 2014 and $1.89 billion at December 31, 2013.  During the nine months ended September 30, 2014, we received net proceeds of $193.2 million and $25.9 million from the issuance of Preferred Units and Common Units, respectively, made cash distributions of $181.4 million, borrowed $693.0 million and repaid $707.0 million under our credit facility.  During the nine months ended September 30, 2013, we received net proceeds of $285.0 million from the issuance of Common Units, made cash distributions of $137.4 million, borrowed $1.38 billion and repaid $636.0 million under our credit facility.

Senior Notes

As of September 30, 2014, we had $305 million in 8.625% senior notes due 2020 and $850 million in 2022 Senior Notes. See Note 8 to the consolidated financial statements within this report for a discussion of our senior notes.

Credit Agreement

At each of September 30, 2014 and December 31, 2013, we had a $3.0 billion credit facility with a maturity date of May 9, 2017 and May 9, 2016, respectively. At September 30, 2014 and December 31, 2013, our borrowing base was $1.6 billion and $1.5 billion, respectively, and the aggregate commitment of all lenders was $1.4 billion at each date.

As of September 30, 2014 and November 4, 2014, we had $719 million and $590.0 million, respectively, in indebtedness outstanding under the Second Amended and Restated Credit Agreement.

As of September 30, 2014, the lending group under the Second Amended and Restated Credit Agreement included 22 banks.  Of the $1.4 billion in total commitments under our credit facility, Wells Fargo Bank, National Association held approximately 12% of the commitments. Fifteen banks held between 3.5% and 6.8% of the commitments, including Bank of Montreal, The Bank of Nova Scotia, Union Bank, N.A., Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada, Sovereign Bank, N.A., The Royal Bank of Scotland plc, U.S. Bank National Association, Compass Bank, Comerica Bank, Credit Suisse AG, Cayman Islands Branch, J.P. Morgan Chase, N.A., Sumitomo Mitsui Banking Group and Toronto Dominion (Texas), LLC, with each of the remaining lenders holding 2.5% of the commitments.  In addition to our relationships with these institutions under our credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative contracts.

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

The Second Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. As of September 30, 2014 and November 4, 2014 we were in compliance with our debt covenants.

The events that constitute an event of default under the Second Amended and Restated Credit Agreement include: payment defaults; misrepresentations; breaches of covenants; cross-default and cross-acceleration to certain other indebtedness; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; certain insolvency events; and assertion of certain environmental claims.

In connection with the closing of the Merger, we intend to refinance the outstanding debt of QR Energy under its credit facility, which was approximately $755 million as of September 30, 2014, and QR Energy’s 9.25% senior notes due in 2020 with an aggregate principal amount of $300 million.  We have received a firm commitment from Wells Fargo Bank, N.A. to increase the borrowing base under our credit facility to $2.5 billion in connection with the Merger.  Concurrently with the closing of the Merger, we expect to amend and restate our existing credit facility to increase the borrowing base and the aggregate commitment of all lenders under our credit facility to $2.5 billion, consistent with the commitment from Wells Fargo Bank, N.A. We expect our next regularly scheduled borrowing base redetermination under our new amended and restated credit facility to be in April 2015.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of derivative instruments and accounts receivable.  Our derivative instruments expose us to credit risk from counterparties.  As of September 30, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC, Union Bank N.A, Wells Fargo Bank, National Association, JP Morgan Chase Bank N.A., The Royal Bank of Scotland plc, The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada and Toronto-Dominion Bank.  We periodically obtain credit default swap information on our counterparties.  As of September 30, 2014, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default.  As of September 30, 2014, our largest derivative asset balances were with Wells Fargo Bank, Credit Suisse Energy LLC and Citibank, which accounted for approximately 38%, 22% and 11% of our derivative asset balances, respectively.

Except for the issuance of Preferred Units and Common Units and the amendments to our credit facility, we had no material changes to our financial contractual obligations during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014 and December 31, 2013.

New Accounting Standards

See Note 1 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2013 Annual Report.  Also, see Note 3 to the consolidated financial statements within this report for additional discussion related to our financial instruments, including a summary of our derivative instruments as of September 30, 2014.

Changes in Fair Value

The fair value of our outstanding oil and natural gas commodity derivative instruments was a net asset of approximately $65.0 million and $51.8 million at September 30, 2014 and December 31, 2013, respectively.  With a $10.00 per barrel increase in the price of oil, and a corresponding $1.00 per Mcf increase in natural gas, our net commodity derivative instrument asset at September 30, 2014 would have decreased by approximately $212 million. With a $10.00 per barrel decrease in the price of oil, and a corresponding $1.00 per Mcf decrease in natural gas, our net commodity derivative instrument asset at September 30, 2014 would have increased by approximately $216 million.

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

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our General Partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. Following the July 24, 2014 announcement that QR Energy and Breitburn had entered into a definitive merger agreement, purported unitholders of QR Energy filed putative class action lawsuits, on behalf of the common unitholders of QR Energy, asserting claims challenging the Merger. Four purported class action lawsuits were filed in the United States District Court for the Southern District of Texas and were consolidated under the caption In re QR Energy LP Unitholder Litigation, No. 4:14-cv-02195 (the “Consolidated Unitholder Action”). Plaintiffs in the Consolidated Unitholder Action bring claims against QR Energy, QRE, the members of the QRE board of directors, the Partnership, our General Partner and Merger Sub. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2013 Annual Report, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and our Current Report on Form 8-K filed with the SEC on October 6, 2014, which are incorporated by reference in this report.

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

3.4
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

10.1*	Amendment No. 2 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company, LLC dated June 30, 2014.
10.2*	Amendment No. 3 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company, LLC dated July 31, 2014.
10.3*	Amendment No. 4 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company, LLC dated August 29, 2014.
10.4
Contribution Agreement, between Antares Energy Company and Breitburn Operating LP, dated as of October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 28, 2014.

10.5
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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	November 5, 2014	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	November 5, 2014	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DOCUMENT
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

3.4
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

10.1*	Amendment No. 2 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company, LLC dated June 30, 2014.
10.2*	Amendment No. 3 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company, LLC dated July 31, 2014.
10.3*	Amendment No. 4 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company, LLC dated August 29, 2014.
10.4
Contribution Agreement, between Antares Energy Company and Breitburn Operating LP, dated as of October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 28, 2014.

10.5
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