Form 10-K
period 2014-12-31
Breitburn Energy Partners LP
filed 2015-03-02
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Units held by non-affiliates was approximately $2.6 billion on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on $22.12 per unit, the last reported sales price on The NASDAQ Global Select Market on such date.
As of February 27, 2015, there were 210,930,616 Common Units outstanding.
Documents Incorporated By Reference: Certain information called for in Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated by reference from the registrant’s definitive proxy statement for the 2015 annual meeting of unitholders to be held on June 18, 2015.

BREITBURN ENERGY PARTNERS LP AND SUBSIDIARIES

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

proved developed reserves: Proved reserves that can be expected to be recovered (i) through existing wells with existing equipment or operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. This definition of proved developed reserves has been abbreviated from the applicable definition contained in Rule 4-10(a)(6) of Regulation S-X.

proved reserves: The estimated quantities of oil, NGLs and natural gas that geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and government regulations. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. This definition of proved reserves has been abbreviated from the applicable definition contained in Rule 4-10(a)(22) of Regulation S-X.

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

spacing: The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.

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
 _____________________________________

References in this report to “the Partnership,” “we,” “our,” “us” or like terms refer to Breitburn Energy Partners LP and its subsidiaries. References in this filing to “PCEC” or the “Predecessor” refer to Pacific Coast Energy Company LP, formerly named Breitburn Energy Company LP, our predecessor, and its predecessors and subsidiaries. References in this filing to “Breitburn GP” or the “General Partner” refer to Breitburn GP LLC, our general partner and our wholly-owned subsidiary. References in this filing to The Strand Energy Company refer to a corporation owned by Randall Breitenbach, a member of the Board of Directors of our General Partner, and Halbert Washburn, the Chief Executive Officer and a member of the Board of Directors of our General Partner. References in this filing to “Breitburn Management” refer to Breitburn Management Company LLC, our administrative manager and wholly-owned subsidiary. References in this filing to “BOLP” or “Breitburn Operating” refer to Breitburn Operating LP, our wholly-owned operating subsidiary. References in this filing to “BOGP” refer to Breitburn Operating GP LLC, the general partner of BOLP. References in this filing to “BEPI” refer to Breitburn Energy Partners I, LP. References in this filing to “Breitburn Finance” refer to Breitburn Finance Corporation, our wholly-owned subsidiary, incorporated on June 1, 2009. References in this filing to “Breitburn Utica” refer to Breitburn Collingwood Utica LLC, our wholly-owned subsidiary formed September 17, 2010. References in this filing to “QRE” refer to QR Energy, LP, a Delaware limited partnership.

PART I

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K (“this report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “future,” “projected,” “goal,” “should,” “could,” “would” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I—Item 1A“—Risk Factors” and elsewhere in this report, and (2) our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 1. Business.

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil, NGL and natural gas properties in the United States. Our objective is to manage our oil, NGL and natural gas producing properties for the purpose of generating cash flow and making distributions to our unitholders. Our assets consist primarily of producing and non-producing oil, NGL and natural gas reserves located in seven producing areas:

•	Ark-La-Tex (Arkansas, Louisiana and East Texas);

•	Michigan, Indiana and Kentucky (“MI/IN/KY”);

•	Permian Basin in Texas and New Mexico;

•	Mid-Continent (Oklahoma, Kansas and the Texas Panhandle);

•	Rockies (Wyoming);

•	Florida (and Alabama); and

•	California.

Our assets are characterized by stable, long-lived production and proved reserve life indexes averaging greater than 15 years. As of December 31, 2014, our total estimated proved reserves were 315.3 MMBoe, of which approximately 55% was oil, 8% was NGLs and 37% was natural gas. Our production in 2014 was 14,114 MMBoe, of which approximately 56% was oil, 8% was NGLs and 36% was natural gas.

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

In 2008, we acquired Breitburn Management and its interest in our General Partner, resulting in Breitburn Management and our General Partner becoming our wholly-owned subsidiaries. Breitburn Management manages our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. See Note 5 to the consolidated financial statements in this report for more information regarding our relationship with Breitburn Management.

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

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials that the Partnership files with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

Structure

The following diagram depicts our organizational structure as of December 31, 2014:

As of December 31, 2014 and February 27, 2015, we had approximately 210.9 million common units representing limited partner interests in us (“Common Units”) outstanding and 8.0 million 8.25% Series A Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”).

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

Acquisitions

2014 Acquisitions

Antares Acquisition. On October 24, 2014, we completed the acquisition of certain oil and gas properties located in the Midland Basin, Texas from Antares Energy Company, in exchange for 4.3 million Common Units and $50.0 million in cash, subject to customary purchase price adjustments, for a total preliminary purchase price of $122.7 million (the “Antares Acquisition”).

QRE Merger.     On November 19, 2014, we completed the previously announced merger with QR Energy, LP, a Delaware limited partnership (“QRE”), in exchange for approximately 71.5 million Common Units and $350 million in cash (the “QRE Merger”). The QRE Merger had a preliminary transaction value of approximately $2.5 billion, including approximately $1.1 billion of QRE debt assumed and net of approximately $5.1 million of cash acquired. Our consolidated financial statements and financial and operational results reflect the combined entities since the acquisition date. The properties acquired in the QRE Merger were comprised of approximately 63% oil, 11% NGLs and 26% natural gas as of December 31, 2014, located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.

2013 Acquisitions

Oklahoma Panhandle Acquisitions. On July 15, 2013, we completed the acquisition of principally oil properties and midstream assets located in Oklahoma, New Mexico and Texas, certain CO2 supply contracts, certain oil swaps and interests in certain entities from Whiting Oil and Gas Corporation (“Whiting”) for approximately $845 million in cash (the “Whiting Acquisition”), including post-closing adjustments. We also completed the acquisition of additional interests in certain of the acquired assets in the Oklahoma Panhandle from other sellers for an additional $30 million in July 2013. The properties acquired in the Whiting Acquisition were comprised of approximately 84% oil, 11% NGLs and 5% natural gas.

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

2012 Permian Basin Acquisitions. In July 2012, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from Element Petroleum, LP and CrownRock, L.P. for approximately $148 million and $70 million in cash, respectively (the “CrownRock I Acquisition”). On December 28, 2012, we completed the acquisition of oil and natural gas properties in the Permian Basin in Texas from CrownRock, L.P., Lynden USA Inc. and Piedra Energy I, LLC for approximately $164 million, $25 million and $10 million in cash, respectively (together with the CrownRock I Acquisition, the “2012 Permian Basin Acquisitions”). The properties acquired in the 2012 Permian Basin Acquisitions were comprised of approximately 59% oil, 20% NGLs and 21% natural gas.

AEO Acquisition. In November 2012, we completed the acquisition of principally oil properties from American Energy Operations, Inc. located in the Belridge Field in the San Joaquin Basin in Kern County, California (the “AEO Acquisition”) for approximately $38 million in cash and approximately 3 million of our Common Units valued at $56 million.

Properties

Our properties include oil, NGL and natural gas assets as well as midstream assets located in the following producing areas: i) Ark-La-Tex (Arkansas, Louisiana and East Texas), ii) MI/IN/KY, iii) the Permian Basin in Texas and New Mexico, iv) Mid-Continent (Oklahoma, Kansas and the Texas Panhandle), v) the Rockies (Wyoming), vi) Florida (and Alabama) and vii) California. Our midstream assets include transmission and gathering pipelines, gas processing plants, NGL recovery plants, a controlling interest in a salt water disposal company, a 51-mile oil pipeline in Oklahoma and the 120-mile Transpetco Pipeline.

Breitburn Management manages all of our properties and employs production and reservoir engineers, geologists and other specialists, as well as field personnel. On a net production basis, we operated approximately 89% of our production in 2014. As the operator, we design and manage the development of wells and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate. We engage independent contractors to provide all the equipment and personnel associated with these activities.

2015 Outlook

We expect our full year 2015 oil and gas capital spending program (which now encompasses the assets we acquired in the QRE Merger) to be approximately $200 million, including capitalized engineering costs and excluding potential acquisitions, compared with approximately $389 million in 2014. The reduction in capital expenditures reflects our outlook for 2015 performance measured against the ongoing weakness in commodity prices. In 2015, we anticipate spending approximately 87% principally on oil projects in Mid-Continent, Ark-La-Tex, Florida and the Permian Basin and approximately 13% principally on oil projects in California, the Rockies and MI/IN/KY. We anticipate 87% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases that are designed to increase or add to production or reserves. We plan to drill 61 wells in Mid-Continent, Ark-La-Tex, Florida and the Permian Basin. We expect our 2015 production to be between 19.5 MMBoe and 20.7 MMBoe.

Commodity hedging remains an important part of our strategy to reduce cash flow volatility. We use swaps, collars and options for managing risk relating to commodity prices. As of February 27, 2015, we had approximately 74% of our expected 2015 production hedged, approximately 61% of our expected 2016 production hedged and approximately 37% of our 2017 production hedged. For 2015, we have 26.8 MBbl/d of oil and 82 BBtu/d of natural gas hedged at average prices of approximately $93.51 per Bbl and $4.98 per MMBtu, respectively. For 2016, we have 22.8 MBbl/d of oil and 65.0 BBtu/d of natural gas hedged at average prices of approximately $89.01 per Bbl and $4.25 per MMBtu, respectively. For 2017, we have 13.8 MBbl/d of oil and 40.1 BBtu/d of natural gas hedged at average prices of approximately $85.32 per Bbl and $4.33 per MMBtu, respectively. For 2018, we have 0.5 MBbl/d of oil and 1.9 BBtu/d of natural gas hedged at average prices of approximately $82.20 per Bbl and $4.15 per MMBtu, respectively.

Reserves and Production

As of December 31, 2014, our total estimated proved reserves were 315.3 MMBoe, of which approximately 55% was oil, 8% was NGLs and 37% was natural gas. As of December 31, 2013, our total estimated proved reserves were 214.3 MMBoe, of which approximately 53% was oil, 7% was NGLs, and 40% was natural gas. Net changes to our total estimated proved reserves included additions from 2014 acquisitions of 132.0 MMBoe and 9.2 MMBoe in extensions and discoveries offset by negative reserve revisions of 26.1 MMBoe and 14.1 MMBoe of production, resulting in a net increase of 101.0 MMBoe from 2013. The reserve revisions in 2014 were primarily the result of a 20.0 MMBoe decrease in oil reserves and a 5.8 MMBoe decrease in NGL reserves, driven primarily by a decrease in oil and NGL prices in the Permian Basin, California, and Florida and performance revisions in the Permian Basin and Oklahoma, and a 1.6 Bcf decrease in natural gas reserves. The unweighted average first-day-of-the-month oil and natural gas prices used to determine our total estimated proved reserves as of December 31, 2014 were $94.99 per Bbl of oil for the WTI spot price and $101.30 per Bbl of oil for the ICE Brent spot price and $4.35 per MMBtu of natural gas for the Henry Hub spot price, compared to $96.94 per Bbl of oil for the WTI spot price, $108.32 per Bbl of oil for the ICE Brent spot price and $3.67 per MMBtu of natural gas for the Henry Hub spot price in 2013.

The following table summarizes our estimated proved reserves and production by state as of December 31, 2014:

	As of December 31, 2014						Year Ended
	Proved Reserves						December 31, 2014
	Total	Oil	NGLs	Natural Gas	% Proved		Production	Average Daily Production
	(MMBoe) (a)	(MMBbl)	(MMBbl)	(Bcf)	Developed	% Total	(MBoe) (b)	(Boe/d) (b)

Ark-La-Tex	66.7	34.1	6.9	154.0	75%	21%	418	9,956
Michigan, Indiana, Kentucky	63.3	4.1	1.0	349.3	100%	20%	3,225	8,909
Permian Basin	56.6	39.0	8.5	54.7	64%	18%	2,888	13,490
Mid-Continent	39.6	30.5	4.9	24.8	50%	13%	2,472	7,837
Rockies	35.4	16.9	—	111.4	86%	11%	2,480	6,795
Florida	30.0	27.4	2.4	0.9	80%	10%	757	5,475
California	23.7	22.9	—	5.0	85%	7%	1,874	5,133

Total	315.3	174.9	23.7	700.1	77%	100%	14,114	57,595

Antrim Shale (c)	52.3	—	—	313.8	99%	17%	2,317	6,349

(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) For properties acquired during 2014, production and average daily production figures are based on activities from acquisition date to December 31, 2014.
(c) As of December 31, 2014, Antrim Shale, included in “Michigan, Indiana, Kentucky” above, was the only field which contained 15% or more of our total proved reserves.

The following table summarizes our production volumes, sales prices and production costs for the Antrim Shale, which accounted for 17% of our total proved reserves as of December 31, 2014:

	Antrim Shale
	2014	2013	2012
Net Production
Natural Gas (MMcf)	13,902	14,468	15,135
Total (MBoe)	2,317	2,411	2,523
Average Realized Sales Price
Natural Gas price per Mcf	$5.29	$3.90	$2.95
Total per Boe	31.79	23.40	17.70
Average Production Cost per Boe
Pre-tax lease operating expense	$10.35	$11.68	$11.51

See “Results of Operations” in Part II—Item 7 of this report for average realized sales price and average production cost per Boe for the Partnership in total.

As of December 31, 2014, proved undeveloped reserves were 71.5 MMBoe compared to 40.9 MMBoe as of December 31, 2013. The QRE Merger added 36.0 MMBoe of proved undeveloped reserves. During 2014, we incurred $272.0 million in capital expenditures and drilled 208 wells related to the conversion of estimated proved undeveloped reserves to estimated proved developed reserves. During 2014, we converted 7.8 MMBbl of oil, 1.4 MMBbl of NGLs and 8.2 Bcf of natural gas from estimated proved undeveloped reserves to estimated proved developed reserves. As of December 31, 2014, we had no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and we expect to develop substantially all estimated proved undeveloped reserves within five years of the recognition of those reserves.

As of December 31, 2014, the total standardized measure of discounted future net cash flows was $4.5 billion. During 2014, we filed estimates of oil and gas reserves as of December 31, 2013 with the U.S. Department of Energy, which were consistent with the reserve data as of December 31, 2013 as reported in Note A in the supplemental information to the consolidated financial statements in this report.

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

The information in this report relating to our estimated proved oil and gas reserves is based upon reserve reports prepared as of December 31, 2014. Estimates of our proved reserves were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), Schlumberger PetroTechnical Services (“SLB”) and Cawley, Gillespie & Associates, Inc. (“CGA”), independent petroleum engineering firms. NSAI prepared reserve data for our legacy California, Wyoming, Texas and Florida properties as well as all properties acquired in the QRE Merger, SLB prepared reserve data for our legacy Michigan, Indiana and Kentucky properties and CGA prepared reserve data for our legacy Oklahoma properties. The reserve estimates are reviewed and approved by members of our senior engineering staff and management. The process performed by NSAI, SLB and CGA to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. NSAI, SLB and CGA also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a)(22) and subsequent SEC staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, NSAI, SLB and CGA did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of their work, something came to their attention that brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto.

The technical person, employed by our General Partner, primarily responsible for overseeing preparation of the reserves estimates and the third party reserve reports is Mark L. Pease, the President and Chief Operating Officer of our General Partner. Mr. Pease received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1979. Prior to joining our General Partner, Mr. Pease was Senior Vice President, E&P Technology & Services for Anadarko Petroleum Corporation. Mr. Pease has over 30 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Pease consults with NSAI, SLB and CGA during the reserve estimation process to review properties, assumptions and relevant data.

See Exhibit 99.1 to this report for the estimates of proved reserves provided by NSAI for our legacy California, Wyoming, Texas and Florida properties, Exhibit 99.2 to this report for the estimates of proved reserves provided by NSAI for the properties acquired in the QRE Merger, Exhibit 99.3 to this report for the estimates of proved reserves provided by SLB and Exhibit 99.4 to this report for the estimates of proved reserves provided by CGA. We only employ large, widely known, highly regarded and reputable engineering consulting firms. Not only the firms, but the technical persons that sign and seal the reports are licensed and certify that they meet all professional requirements. Licensing requirements formally require mandatory continuing education and professional qualifications. See Supplemental Note A to the consolidated financial statements in this report for further details about the qualifications of the technical persons at NSAI, SLB and CGA primarily responsible for preparing the reserves estimates.

Properties

Ark-La-Tex

The Ark-La-Tex area includes properties located in eastern Texas, northern Louisiana and southern Arkansas, which were acquired in the QRE Merger. These properties produce from formations including the Cotton Valley Sand, Haynesville Sand, Woodbine Sand and Smackover Carbonate.

For the period from November 20, 2014 to December 31, 2014, our average Ark-La-Tex production was approximately 10.0 MBoe/d. As of December 31, 2014, estimated proved reserves attributable to our Ark-La-Tex properties were 66.7 MMBbls, or approximately 21% of our total estimated proved reserves, of which, approximately 51% were oil. In 2014, we drilled nine productive wells in Ark-La-Tex. Our capital spending in Ark-La-Tex for the year ended December 31, 2014 was approximately $11 million. As of December 31, 2014, we had interests in 3,118 productive wells in Ark-La-Tex, and we operated 96% of those wells. During 2014, we drilled nine wells and completed 35 workovers.

Michigan, Indiana, Kentucky

For the year ended December 31, 2014, our average production from our MI/IN/KY properties was approximately 8.9 MBoe/d or 53.5 MMcfe/d, including 0.1 MBoe/d from our Michigan assets acquired in the QRE Merger for the period from November 20, 2014 to December 31, 2014. As of December 31, 2014, our estimated proved reserves attributable to our MI/IN/KY properties were 63.3 MMBoe, or approximately 20% of our total estimated proved reserves. As of December 31, 2014, approximately 92% of our MI/IN/KY total estimated proved reserves were natural gas. Our integrated midstream assets enhance the value of our MI/IN/KY properties as gas is sold at MichCon City-Gate prices, and we have no significant reliance on third party transportation. We have interests in 3,752 productive wells in MI/IN/KY, and we operated approximately 60% of those wells.

In 2014, we drilled three wells, 14 recompletions and completed 14 workovers in MI/IN/KY. Our capital spending in MI/IN/KY for the year ended December 31, 2014 was approximately $8 million.

The Antrim Shale underlies a large percentage of our MI/IN/KY acreage; wells tend to produce relatively predictable amounts of natural gas in this reservoir. On average, our Antrim Shale wells have an estimated proved reserve life of greater than 22 years. Since reserve quantities and production levels over a large number of wells are fairly predictable, maximizing per well recoveries and minimizing per unit production costs are the keys to profitable Antrim Shale development. Growth opportunities include infill drilling and recompletions, horizontal drilling and bolt-on acquisitions.

Our non-Antrim interests in Michigan are located in several reservoirs including the Prairie du Chien, Richfield, Detroit River Zone III and Niagaran pinnacle reefs. Our operations in the New Albany Shale of southern Indiana and northern Kentucky include 21 miles of high pressure gas pipeline that interconnects with the Texas Gas Transmission interstate pipeline.

Permian Basin

Our Permian Basin properties are primarily located in the southern Midland Basin and Eastern Shelf in Texas and New Mexico. For the year ended December 31, 2014 our average production from the Permian Basin was approximately 13.5 MBoe/d, including 6.3 MBoe/d from our Permian Basin assets acquired in the QRE Merger for the period from November 20, 2014 to December 31, 2014. As of December 31, 2014, estimated proved reserves attributable to our Permian Basin properties were 56.6 MMBoe, or approximately 18% of our total estimated proved reserves. As of December 31, 2014, approximately 69% of our Permian Basin total estimated proved reserves were oil, 15% were NGLs and 16% were natural gas. In 2014, we drilled 100 new productive development wells, one recompletion and completed seven workovers in the Permian Basin. Our capital spending in the Permian Basin for the year ended December 31, 2014 was approximately $235 million. In total, we have interests in 3,208 productive wells in the Permian Basin, and we operated approximately 43% of those wells.

Mid-Continent

Our Mid-Continent area includes properties located in western Oklahoma, southwestern Kansas and the Texas Panhandle. These properties produce from regionally significant geologic formations such as the Cottage Grove, Morrow, Atoka, Redfork and Lansing. For the year ended December 31, 2014, the properties produced approximately 7.8 MBoe/d, including 1.2 MBoe/d from our Mid-Continent assets acquired in the QRE Merger for the period from November 20, 2014 to December 31, 2014. As of December 31, 2014, estimated proved reserves attributable to our Mid-Continent properties were 39.6 MMBoe, or approximately 13% of our total estimated proved reserves. Approximately 77% of our Mid-Continent total estimated proved reserves were oil, 12% were NGLs and 11% were natural gas. In 2014, we drilled one new productive development well, 17 recompletions and completed 12 workovers in the Mid-Continent. Our capital spending in the Mid-Continent for the year ended December 31, 2014 was approximately $33 million. In total, we have interests in 728 productive wells in Oklahoma, and we operated approximately 82% of those wells.

The most significant of our Mid-Continent properties are the Postle Field and the Northeast Hardesty Unit, both of which are located in Texas County, Oklahoma. CO2 miscible flooding has been on-going in the Postle Field since 1995. We completed the initial installation of CO2 flood facilities and patterns in Northeast Hardesty Unit during 2014. CO2 for the projects is sourced from the Bravo Dome Field in eastern New Mexico. We own contractual rights to 59 Bcf over the next 10 to 15 years, which when coupled with recycled CO2 , is expected to provide the volumes required to produce our estimated proved reserves. We are also the sole owner of the Dry Trails gas plant located at the Postle Field complex. This plant is comprised of two trains, each with a processing capacity of approximately 40 MMcf/d. Gas is processed to recover marketable hydrocarbon components from the wellhead stream and capture CO2 gas for recompression and reuse in the flooding process.

In addition, we are the sole owner of a collection of facilities and CO2 transportation pipelines delivering product from New Mexico to the Postle and Northeast Hardesty fields.

Rockies

Our Rockies assets consist primarily of oil properties in the Powder River Basin in eastern Wyoming, principally natural gas properties in the Evanston and Green River Basins in southwestern Wyoming and principally oil fields in the Wind River and Big Horn Basins in central Wyoming, including Gebo, North Sunshine, Black Mountain, Hidden Dome, Sheldon Dome, Rolff Lake in Fremont County, West Oregon Basin and Half Moon.

For the year ended December 31, 2014, our average production from our Rockies fields in Wyoming was approximately 6.8 MBoe/d. As of December 31, 2014, estimated proved reserves attributable to our properties in the Rockies were 35.4 MMBoe, or approximately 11% of our total estimated proved reserves. As of December 31, 2014, approximately 52% of our Wyoming total estimated proved reserves were natural gas and 48% were oil. In 2014, we drilled six new productive development wells, performed 4 recompletions and completed two workovers in Wyoming. Our capital spending in Wyoming for the year ended December 31, 2014 was approximately $8 million. In total, we have interests in 970 productive wells in Wyoming, and we operated approximately 67% of those wells.

Florida

Our Florida area is comprised of significant holdings in two major geologic trends, the Sunniland trend in southwest Florida and the Jay trend in the northwest Florida Panhandle. These properties produce from the Cretaceous formations of the South Florida Basin and the Smackover Carbonate formation, respectively.

Both of our Florida asset areas are characterized by large hydrocarbon resources in place. The Jay/Little Escambia Creek Unit (“Jay Unit”), which straddles the Alabama/Florida state line, has been under nitrogen miscible gas injection since 1980. We operate a 70 acre processing and handling facility within the Jay Unit that separates oil, marketable hydrocarbon components and sulfur from the produced fluid stream. The remaining nitrogen rich gas is recompressed and reused in the flood process. Additional volumes of injected nitrogen are sourced from two operated air separation units located in Flomaton, Alabama in the north area of the field.

For the year ended December 31, 2014, our average Florida area production was approximately 5.5 MBoe/d, including 3.8 MBoe/d from our Jay Unit assets acquired in the QRE Merger for the period from November 20, 2014 to December 31, 2014. As of December 31, 2014, estimated proved reserves attributable to our Florida area properties were 30.0 MMBoe, or approximately 10% of our total estimated proved reserves, of which approximately 91% were oil. In 2014, we performed four recompletions and completed 11 workovers in our Florida area. Our capital spending in our Florida area for the year ended December 31, 2014 was approximately $20 million. As of December 31, 2014, we had interests in 109 productive wells in our Florida area, and we operated 86% of those wells.

California

For the year ended December 31, 2014, our average California production was approximately 5.1 MBoe/d. As of December 31, 2014, estimated proved reserves attributable to our California properties were 23.7 MMBoe, or approximately 7% of our total estimated proved reserves. As of December 31, 2014, approximately 96% of our California total estimated proved reserves were oil. In 2014, we drilled 51 productive wells, 16 recompletions and 10 workovers in California. Our capital spending in California for the year ended December 31, 2014 was approximately $74 million. In total, we have interests in 572 productive wells in California, and we operated 100% of those wells.

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

Productive Wells

The following table sets forth information for our properties as of December 31, 2014 relating to the productive wells in which we owned a working interest. Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in the gross wells. We had approximately 36 wells with multiple completions as of December 31, 2014.

	Oil Wells		Gas Wells
	Gross	Net	Gross	Net
Operated	5,397	5,155	3,118	2,351
Non-operated	1,847	83	2,095	737
	7,244	5,238	5,213	3,088

Developed and Undeveloped Acreage

The following table sets forth information for our properties as of December 31, 2014 relating to our leasehold acreage. Developed acres are acres spaced or assigned to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas or oil, regardless of whether such acreage contains proved reserves. Gross acres are the total number of acres in which a working interest is owned. Net acres are the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

Ark-La-Tex	107,852	71,452	1,367	765	109,219	72,217
MI/IN/KY	511,824	267,462	42,381	38,203	554,205	305,665
Permian Basin	89,490	59,532	30,877	22,590	120,367	82,122
Mid-Continent	141,603	81,918	—	3,826	141,603	85,744
Rockies	177,352	101,452	30,426	11,413	207,778	112,865
Florida	54,668	48,836	8,020	3,268	62,688	52,104
California	3,984	3,158	41	41	4,025	3,199

Total	1,086,773	633,810	113,112	80,106	1,199,885	713,916

The following table lists the net undeveloped acres as of December 31, 2014, the net acres expiring in the years ending December 31, 2015, 2016 and 2017, and, where applicable, the net acres expiring that are subject to extension options.

		2015 Expirations		2016 Expirations		2017 Expirations
	Net Undeveloped Acreage	Net Acreage without Extension Option	Net Acreage with Extension Option	Net Acreage without Extension Option	Net Acreage with Extension Option	Net Acreage without Extension Option	Net Acreage with Extension Option

Ark-La-Tex	765	—	—	3	30	—	—
MI/IN/KY	38,203	2,315	11,712	1,181	11,484	59	—
Permian Basin	22,590	796	—	346	—	63	320
Mid-Continent	3,826	—	—	—	—	—	—
Rockies	11,413	2,446	—	120	—	640	—
Florida	3,268	—	—	2,207	—	330	—
California	41	—	—	—	—	—	—

	80,106	5,557	11,712	3,857	11,514	1,092	320

As of December 31, 2014, we held more than 130,000 net acres in the developing Utica-Collingwood shale play in Michigan. Approximately 85% of this acreage is held by production. As of December 31, 2014, we also held more than 70,000 net acres in the developing A1-Carbonate play in Michigan, approximately 80% of which is held by production.

Drilling Activity

Drilling activity and production optimization projects are on lower risk, development properties. The following table sets forth information for our properties with respect to wells completed during the years ended December 31, 2014, 2013 and 2012. Productive wells are those that produce commercial quantities of oil and gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled during the periods presented.

	Year Ended December 31,
	2014	2013	2012
Gross development wells:
Productive	170	119	107
Dry	1	3	3
	171	122	110
Net development wells:
Productive	160	105	92
Dry	1	3	3
	161	108	95

As of December 31, 2014, we had the following wells in progress: seven (gross and net) wells in the Permian Basin, four (gross and net) wells in California, four (gross and net) in Florida and two (gross and net) wells in Ark-La-Tex.

Delivery Commitments

As of December 31, 2014, we had no material delivery commitments.

Sales Contracts

We have a portfolio of oil, NGL and natural gas sales contracts with large, established refiners and utilities. Our sales contracts are sold at market-sensitive or spot prices. Because commodity products are sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers. During 2014, our largest purchasers were Shell Trading, which accounted for approximately 22% of our net sales revenues, Phillips 66, which accounted for approximately 10% of our net sales revenues, and Marathon Oil Corporation, which accounted for approximately 8% of our net sales revenues. See Note 20 to the consolidated financial statements in this report for a discussion of significant customers for the years ended December 31, 2013 and 2012.

Commodity Prices

We analyze the prices we realize from the sales of all our produced products, including our crude oil, NGLs, and natural gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based upon the NYMEX posted prices for WTI and Natural Gas, as well as on the geographic regional US posted prices for all products. The NYMEX WTI posted price of oil is the widely used benchmark in the pricing of domestic oil in the United States. The relative value of crude oil is mainly determined by its quality and geographic location. In the case of NYMEX WTI posted pricing, this oil is light and sweet, deemed 40 degrees API, and is priced for delivery at Cushing, Oklahoma. In general, produced products with fewer transportation requirements result in higher realized pricing for producers. Historically there has been a strong relationship between changes in NGL and crude prices. NGL prices are correlated to North American supply and petrochemical demands.

Our Permian Basin oil traded at a discount to WTI posted prices due to the deduction of transportation costs and our Permian Basin NGLs traded at a discount due to processing fees, profit sharing and transportation. Our Mid-Continent oil traded at a discount to WTI posted prices primarily due to transportation and quality, and our Mid-Continent NGLs traded at a discount due to regional market demand and transportation. Our Rockies oil, trades at a significant discount to WTI posted prices because of its distance from a major refining market and the fact that our central Wyoming production is priced relative to the Western Canadian Select benchmark. Our Southwestern Wyoming production is priced relative to Flint Hills Resources Wyoming Sweet posted prices. Our Ark-La-Tex oil trades at a premium to WTI posted prices due to local refinery market supply. Our Florida oil from the Sunniland Trend trades at a discount to WTI posted prices primarily because it is heavy crude and is transported via barge to market. Our Florida area oil from the Jay Field also trades at a discount to WTI posted price due to transportation costs and quality. Our California oil is generally in proximity to the extensive Los Angeles refining market and trades in accordance with that local market, which competes with waterborne crude imports.

In 2014, the WTI posted price averaged approximately $93 per Bbl, compared with $98 a year earlier. The monthly average WTI posted prices during 2014 ranged from a low of $59 per Bbl in December to a high of $106 per Bbl in June. In 2015 to date, the WTI spot price has averaged $49 per Bbl.

Our MI/IN/KY properties have favorable natural gas supply and demand characteristics due to their Northeastern US location, allowing us to sell our natural gas production at a slight premium to posted prices. Our Rockies area natural gas generally trades at a discount to NYMEX due to its relative location and the regional supply and demand market balances. Prices for natural gas have historically fluctuated widely, and many regional markets are aligned with the local supply and demand conditions in those regional markets rather than with the overall U.S. market. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest. During 2014, the monthly average Henry Hub posted price ranged from a low of $3.48 per MMBtu in December to a high of $6.00 per MMBtu in February. During 2014, the Henry Hub posted price averaged approximately $4.37 per MMBtu. In 2015 to date, the Henry Hub posted price has averaged $2.93 per MMBtu.

See Part I—Item 1A “—Risk Factors” — “Risks Related to Our Business — Oil, NGL and natural gas prices and differentials are highly volatile. Recent declines in commodity prices, especially steep declines in the price of oil, have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flow, access to the capital markets and ability to grow. A decline in our cash flow could force us to further reduce our distributions or cease paying distributions altogether in the future. — Oil and natural gas prices have declined substantially and are expected to remain depressed for the foreseeable future. Sustained depressed prices of oil and natural gas will adversely affect our assets, development plans, results of operations and financial position, perhaps materially. — Low oil and natural gas prices and concern about the global financial markets have limited our ability to obtain funding in the capital and credit markets on terms we find acceptable, and could limit our ability to obtain additional or continued funding under our credit facility or obtain funding at all.” in this report.

Our operating expenses are responsive to changes in commodity prices. We experience pressure on operating expenses that is highly correlated to oil prices for specific expenditures such as lease fuel, electricity, drilling services and severance and minerals-based property taxes.

Derivative Activity

Our revenues and net income are sensitive to oil and natural gas prices. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas. We currently maintain derivative arrangements for a significant portion of our oil and gas production. Currently, we use a combination of fixed price swap and option arrangements to economically hedge NYMEX WTI, ICE Brent and LLS oil prices and Henry Hub and MichCon City-Gate natural gas prices. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flow from operations for those periods. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected. For a more detailed discussion of our derivative activities, see Part II—Item 7A “—Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to the consolidated financial statements included in this report.

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

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. Prior to completing an acquisition of producing oil leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, we believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry. Under our credit facility, we have granted the lenders a lien on substantially all of our oil and gas properties. Our properties are also subject to customary royalty and other interests, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect our carrying value of the properties.

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

Seasonal Nature of Business

Seasonal weather conditions, especially freezing conditions in Michigan and Wyoming and tropical storms and hurricanes in the Gulf Coast, and lease stipulations can limit our drilling activities and other operations in certain of the areas in which we operate, and, as a result, we seek to perform the majority of our drilling during the non-winter months.

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

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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

Underground Injection Control (“UIC”). The Safe Drinking Water Act (“SDWA”) and comparable state laws regulate the construction, operation, permitting and closure of injection wells that place fluids underground for storage or disposal. Under the SDWA’s UIC Program, producers must obtain federal or state Class II injection well permits and routinely monitor and report fluid volumes, pressures and chemistry, and conduct mechanical integrity tests on injection wells. While the EPA itself implements the UIC Program for Class II wells, which are used to inject brines and other fluids associated with oil and gas production, in some of the states in which we operate, other states in which we operate, such as California and Texas, have primary enforcement authority with respect to the regulation of Class II wells. In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. As a result of these concerns, regulators in some states are considering additional requirements related to seismic safety. For example, the Texas Railroad Commission (“RRC”) on October 28, 2014 adopted new oil and gas permit rules for wells used to dispose of saltwater and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity.

In addition, in July 2014, the EPA sent a letter to the California Environmental Protection Agency and California Natural Resources Agency describing “serious deficiencies” in the state’s UIC Program and setting forth comprehensive requirements and deadlines for bringing the program into compliance with federal regulations by February 2017. In its letter, the EPA mandated an in-depth review of all existing Class II wells in California that may be injecting into non-exempt aquifers as well as a review of the state’s aquifer exemption process. In addition, the EPA directed the state to prohibit new and existing injections into aquifers that have not been approved as exempt by the EPA by February 15, 2017. The state responded by promising to comply with the EPA’s directives through a combination of rulemaking and administrative orders. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have an adverse effect on our results of operation and financial position.

Air Emissions. The federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. For example, the EPA has adopted new rules that establish new air emission control requirements for oil and natural gas production and natural gas processing operations. Such rules include New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), as well as emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules require the reduction of VOC emissions from oil and natural gas production facilities through the use of “green completions” for hydraulic fracturing, which require the operator to recover or treat rather than vent the gas and NGLs that come to the surface during completion of the fracturing process. The rules also regulate emissions from new or modified compressors, dehydrators, storage tanks, and other production equipment. The Clean Air Act also imposes leak detection requirements for new or modified natural gas processing plants. Compliance with these rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. States can also impose air emissions limitations that are more stringent than the federal standards imposed by the EPA, and California air quality laws and regulations are in many instances more stringent than comparable federal laws and regulations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Regulatory requirements relating to air emissions are particularly stringent in Southern California. Rules restricting air emissions may require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our operating results. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Hydraulic Fracturing. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into dense subsurface rock formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel, and in February 2014 issued guidance for such activities. Also, in May 2014, the EPA proposed rules under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, the Bureau of Land Management has proposed rules for hydraulic fracturing activities on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.

At the state level, several states, including California, Texas, Oklahoma, and Wyoming, have adopted and/or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. During 2013, the California Legislature passed SB 4, which became effective on January 1, 2014. SB 4 specifically authorizes hydraulic fracturing and certain other completion stimulation techniques throughout California, subject to additional regulatory requirements. The Department of Conservation promulgated final rules implementing SB 4 in December 2014, effective July 2015. Similar to the interim rules, which still govern the Partnership’s covered well stimulation activities, the final rules require the approval of Well Stimulation Treatment Notices before starting stimulation treatment, disclosure of the fluids used and, adoption of groundwater monitoring and water management plans. They also govern resident notifications, storage and handling of fluids and well integrity. At this time, we cannot predict the impact of these rules on the Partnership’s operations; however, we do not expect any material adverse impact to result from the implementation of these rules. In addition, several local jurisdictions in California have proposed various forms of moratoria or bans on hydraulic fracturing. In some cases, these discussed measures include broad terms which, if enacted, could affect current operations. We do not believe that any current local proposal will have a material adverse effect on the Partnership as a whole.
The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. EPA has indicated that it expects to issue its study report sometime in 2015. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards sometime in 2015. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their findings, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Climate Change. Certain scientific studies have found that emissions of carbon dioxide, methane and other “greenhouse gases” are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, the EPA finalized modifications to its GHG reporting rules that would require covered entities to report emissions on an individual GHG basis. In addition, the EPA has proposed a rule that would expand the agency’s reporting requirements to cover GHG emissions from gathering and boosting systems, oil well completions and workovers. In addition, the Obama Administration has also announced that it intends to release a series of new regulations on the oil and gas industry in 2015, including federal standards limiting methane emissions. These new and proposed rules could result in increased compliance costs for the Partnership.

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
California has been one of the leading states in adopting greenhouse gas emission reduction requirements, and has implemented a cap and trade program. California’s cap and trade program requires us to report our greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. This includes the oil and natural gas extraction sector of which we are a part. Our main sources of greenhouse gas emissions for our Southern California oil and gas operations are primarily attributable to emissions from internal combustion engines powering generators to produce electricity, flares for the disposal of excess field gas, and fugitive emission from equipment such as tanks and components. Under the California program, the cap declines annually from 2013 through 2020. We will be required to obtain compliance instruments for each metric ton of greenhouse gases that we emit in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by the state, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. However, we do not expect the cost to be material to our operations.
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

Pipeline Safety. Some of our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”) and analogous state agencies in some cases under the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined to include areas with specified population densities, buildings containing populations with limited mobility, areas where people may gather along the route of a pipeline (such as athletic fields or campgrounds), environmentally sensitive areas and commercially navigable waterways. Under the DOT’s regulations, integrity management programs are required to include baseline assessments to identify potential threats to each pipeline segment, implementation of mitigation measures to reduce the risk of pipeline failure, periodic reassessments, reporting and record keeping. In two steps taken in 2008 and 2010, PHMSA extended its integrity management program requirements to hazardous liquid gathering lines located in “unusually sensitive areas,” such as locations containing sole-source drinking water aquifers, endangered species or other protected ecological resources. Fines and penalties may be imposed on pipeline operators that fail to comply with PHMSA requirements, and such operators may also become subject to orders or injunctions restricting pipeline operations. We have had fines and penalties imposed or threatened based on claimed paperwork and documentation omissions. Violations of the pipeline safety laws and regulations that occur after January 2012 can result in fines of up to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations.

Endangered Species. The Endangered Species Act and similar state statutes prohibit certain actions that harm endangered or threatened species and their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. For example, in March 2014, the U.S. Fish and Wildlife Service listed as threatened the lesser prairie chicken, whose habitat includes portions of the Partnership’s areas of operations following its merger with QRE. As a result, landowners and drilling companies are restricted from undertaking activities that harm the lesser prairie chicken without a permit. Landowners and businesses can, however, enter into certain range-wide conservation planning agreements to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee in order to limit the regulatory impact of the species’ presence. This could result in increased costs to us or our third party customers, and could delay or restrict drilling program activities, any of which could adversely impact our business. The presence of any protected species or the final designation of previously unprotected species as threatened or endangered in areas where we operate could result in increased costs from species protection measures or could result in limitations, delays, or prohibitions on our exploration and production activities that could have an adverse effect on our ability to develop and produce our reserves. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA.

Activities on Federal Lands. Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. The Partnership’s exploration and production operations include activities on federal lands. For those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse effect on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2014. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2015. However, accidental spills or releases may occur in the course of our operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. In addition, we expect to be required to incur remediation costs for property, wells and facilities at the end of their useful lives. Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition and results of operations or ability to make distributions to our unitholders.

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

The various states regulate the drilling for, and the production of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Production taxes vary by state. All states in which we operate impose ad valorem taxes on our oil and gas properties. Various states regulate the drilling for, and the production, gathering and sale of, oil, NGLs and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Currently, Texas, Wyoming, Oklahoma, Michigan, Indiana, Kentucky, Florida, Alabama, Arkansas, Louisiana, New Mexico and Kansas impose severance taxes on producers at rates ranging from 1% to 12% of the value of the gross product extracted. Wyoming and Oklahoma wells that reside on Native American or federal land are subject to an additional tax of 8.5% and 8.0%, respectively. Florida sulphur sales are subject to a tax of $6.38 per long ton. In Wyoming, Florida and Michigan, reduced rates may apply to certain types of wells and production methods, such as new wells, renewed wells, stripper production and tertiary production. California does not currently impose a severance tax but taxes minerals in place. Attempts by California to impose a similar tax have been introduced in the past.

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

Natural Gas Gathering Pipeline Regulation. Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission (“FERC”) as a natural gas company under the NGA. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, on-going litigation, and, therefore, the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels. If our natural gas gathering pipelines were subject to FERC’s jurisdiction, we would be required to file a tariff with FERC, provide a cost justification for the transportation charge and obtain certificate(s) of public convenience and necessity for the FERC-regulated pipelines. Our natural gas gathering operations could be adversely affected should they be subject to the more stringent application of state or federal regulation of rates and services.

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

Natural Gas Transportation Pipeline Regulation. Our sole interstate natural gas pipeline is an 8.3 mile pipeline in Kentucky that connects with the Texas Gas Transmission interstate pipeline. Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits FERC regulated natural gas facilities from unduly preferring, or unduly discriminating against, any person with respect to pipeline rates or terms and conditions of service or other matters. The 8.3 mile pipeline is subject to a limited jurisdiction FERC certificate, and we are not currently required to maintain a tariff at FERC. We cannot be assured that our 8.3 mile pipeline will always maintain its limited jurisdiction status, and we may be required to establish rates and file a FERC tariff in the future, which may have an adverse impact on our revenues. Pursuant to FERC’s jurisdiction, existing rates and/or other tariff provisions may be challenged by complaint and rate increases proposed by the pipeline or other tariff charges may be challenged by protest. A successful complaint or protest related to our facilities could have an adverse impact on our revenue.

Our intrastate natural gas transportation pipelines are subject to regulation by applicable state regulatory commissions that can affect the rates we charge and terms of service. The level of such regulation varies by state. Although state regulations are typically less onerous than FERC, state regulations typically require pipelines to charge just and reasonable rates and to provide service on a non-discriminatory basis. Additionally, FERC has adopted certain regulations and reporting requirements applicable to intrastate and Hinshaw natural gas pipelines that provide certain interstate services subject to FERC’s jurisdiction. We could become subject to such regulations and reporting requirements in the future to the extent that any of our intrastate pipelines were to begin providing, or were found to provide, such interstate services. Failure to comply with federal or state regulations can result in the imposition of administrative, civil and criminal penalties.

Additional proposals and proceedings that might affect the natural gas pipeline industry are pending before Congress, FERC and in the courts. We cannot predict the ultimate impact of these on our natural gas operations. We do not believe that we would be affected by any such actions materially differently than other midstream natural gas companies with whom we compete.

Liquids Pipeline Regulation. We own a 51 mile oil pipeline in Oklahoma and Texas that is a common carrier and subject to regulation by FERC under the October 1, 1977 version of the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (“EPAct 1992”). The ICA and its implementing regulations give FERC authority to regulate the rates charged for service on the interstate common carrier liquids pipelines and generally require the rates and practices of interstate liquids pipelines to be just and reasonable and nondiscriminatory. The ICA also requires these pipelines to keep tariffs on file with FERC that set forth the rates the pipeline charges for providing transportation services and the rules and regulations governing these services. EPAct 1992 and its implementing regulations allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. FERC retains cost-of-service ratemaking, market‑based rates and settlement rates as alternatives to the indexing approach.

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

Regulation of Sales of Oil, Natural Gas and NGLs. The price at which we buy and sell oil, natural gas and NGLs is currently not subject to federal regulation and, for the most part, is not subject to state regulation. The availability, terms and cost of transportation significantly affect the sales of oil, natural gas and NGLs. Although the prices are not currently regulated, Congress has historically been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate prices for energy commodities might be proposed, and what effect, if any, such proposals might have on the operations of our business.

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

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Domenici-Barton Energy Policy Act of 2005 (“EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. With respect to regulation of natural gas transportation, EPAct 2005 amended the NGA and the Natural Gas Policy Act (“NGPA”) by increasing the criminal penalties available for violations of each Act. EPAct 2005 also added a new section to the NGA, which provides FERC with the power to assess civil penalties of up to $1,000,000 per day for each violation of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in FERC-jurisdictional transportation and the sale for resale of natural gas in interstate commerce. EPAct 2005 also amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading; or (3) engage in any act, practice or course of business that operates or would operate as a fraud or deceit upon any entity. The new anti-market manipulation rule does not apply to activities that relate only to non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, including the annual reporting requirements under Order No. 704 (described below). The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s enforcement authority. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts.

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

Employees

Breitburn Management, our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of Breitburn Management. As of December 31, 2014, Breitburn Management had 901 full time employees. Breitburn Management provides services to us as well as to our Predecessor. None of Breitburn Management’s employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Offices

Breitburn Management’s principal executive offices are located at 515 South Flower Street, Suite 4800, Los Angeles, California 90071. Breitburn Management leases office space in the JP Morgan Chase Tower at 600 Travis Street, Houston, Texas 77002 and at 1401 McKinney Street, Houston, Texas 77010.

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

Risks Related to Our Business

 Oil, NGL and natural gas prices and differentials are highly volatile. Recent declines in commodity prices, especially steep declines in the price of oil, have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flow, access to the capital markets and ability to grow. A decline in our cash flow could force us to further reduce our distributions or cease paying distributions altogether in the future.

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

Oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Because oil and natural gas accounted for approximately 55% and 37% of our estimated proved reserves as of December 31, 2014, respectively, and approximately 56% and 36% of our 2014 production on an MBoe basis, respectively, our financial results will be sensitive to movements in oil and natural gas prices.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2014, the monthly average WTI spot price ranged from a high of $106 per Bbl in June to a low of $59 per Bbl in December while the monthly average Henry Hub natural gas price ranged from a high of $6.00 per MMBtu in February to a low of $3.48 per MMBtu in December. In 2015 to date, the WTI spot price has averaged $49 per Bbl and the natural gas spot price at Henry Hub has averaged approximately $2.93 per MMBtu. Price discounts or differentials between WTI spot prices and what we actually receive are also historically very volatile.

Our revenue, profitability and cash flow depend upon the prices and demand for oil, NGLs and natural gas, and the recent drop in prices could significantly affect our financial results and impede our growth. In particular, continuance of the current low oil and natural gas price environment, further declines in oil or natural gas prices or a lack of natural gas storage will negatively impact:

•	our ability to pay distributions;

•	the value of our reserves, because declines in oil and natural gas prices would reduce the amount of oil and natural gas that we can produce economically;

•	the amount of cash flow available for capital expenditures;

•	our ability to replace our production and future rate of growth;

•	our ability to borrow money or raise additional capital and our cost of such capital;

•	our ability to meet our financial obligations; and

•	the amount that we are allowed to borrow or have outstanding under our credit facility and our liquidity position in the event we must repay amounts under our credit facility.

Historically, higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. Although commodity prices have steeply declined recently, we believe that the costs associated with drilling have not declined as rapidly. Accordingly, a high cost environment could adversely affect our ability to pursue our drilling program and our results of operations.
In the past, we have raised our distribution levels on our Common Units in response to increased cash flow during periods of relatively high commodity prices. However, we have not been able to sustain those distribution levels during subsequent periods of lower commodity prices. For example, we did not pay a distribution from February 2009 until May 2010. In response to current commodity and financial market conditions, the cash distribution per Common Unit for the first month attributable to the fourth quarter of 2014 was reduced from the previous monthly payment from $0.1733 per Common Unit, or $2.08 per Common Unit on an annualized basis, to $0.0833 per Common Unit, or $1.00 per Common Unit on an annualized basis. A further decline in our cash flows may force us to further reduce our distributions or cease paying distributions again altogether in the future.
Oil and natural gas prices have declined substantially and are expected to remain depressed for the foreseeable future. Sustained depressed prices of oil and natural gas will adversely affect our assets, development plans, results of operations and financial position, perhaps materially.
The monthly average WTI posted prices during 2014 ranged from a high of $105.79 per Bbl in June to $59.29 per Bbl in December, and the monthly average Henry Hub posted price ranged from a high of $6.00 per MMBtu in February to a low of $3.48 per MMBtu in December. As of December 31, 2014, we had approximately 74% of our expected 2015 production hedged at prices higher than those currently prevailing. However, if prices for oil and natural gas continue to remain depressed for lengthy periods, we could be required to write down the value of our oil and natural gas properties and/or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. In addition, sustained low prices for oil and natural gas will reduce the amounts we would otherwise have available to pay expenses, make distributions to our unitholders and service our indebtedness.

Low oil and natural gas prices and concern about the global financial markets have limited our ability to obtain funding in the capital and credit markets on terms we find acceptable, and could limit our ability to obtain additional or continued funding under our credit facility or obtain funding at all.

Historically, we have used our cash flow from operations, borrowings under our credit facility and issuances of senior notes and additional partnership units to fund our capital expenditures and acquisitions. Low oil and natural gas prices and concern about the global financial markets could make it challenging to obtain funding in the capital and credit markets in the future. In 2013 and in 2014, to a limited extent, we were able to access the debt and equity capital markets. However, the recent declines and volatility in oil and natural gas prices have significantly increased the cost of obtaining money in the capital and credit markets and limited our ability to access those markets currently and as a source of funding.

These events affect our ability to access capital in a number of ways, which include the following:

•	Our ability to access new debt or credit markets on acceptable terms is currently limited, and this condition may last for an unknown period of time.

•
Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria.

•	We may be unable to obtain adequate funding under our credit facility because our lenders may simply be unwilling or unable to meet their funding obligations.

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

As of February 27, 2015, we had approximately $2.166 billion in borrowings under our credit facility outstanding. Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base at December 31, 2014 was $2.5 billion and the next semi-annual redetermination is scheduled for April 2015. Based upon current commodity prices and other factors at the time of future redeterminations, we expect our borrowing base to be decreased. Decreases in the available borrowing amount could result from declines in oil and natural gas prices, operating difficulties or increased costs, declines in reserves, lending requirements or regulations or certain other circumstances. Although our lenders have the discretion to redetermine the borrowing base below our outstanding borrowings, we do not expect that to occur. Without a waiver from our lenders, our credit facility currently provides that if the borrowing base is reduced below our current outstanding borrowings, we are required to repay the deficiency in five equal monthly installments.  We continue to evaluate the public and private markets for capital raising opportunities to reduce borrowings under our credit facility in advance of the April 2015 redetermination.

Our existing cash resources and hedge positions provide us with sufficient funds to meet our expected working capital needs for 2015, assuming that our borrowing base is redetermined above our then outstanding borrowings. Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that the lenders under our credit facility will not reduce the borrowing base to an amount below our outstanding borrowings or that our liquidity requirements will continue to be satisfied, given current oil prices and the discretion of our lenders to decrease our borrowing base. In addition, due to the steep decline in commodity prices, we may not be able to obtain funding in the equity or capital markets on terms we find acceptable. The cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding. If we cannot access the capital markets and repay debt under our credit facility in connection with the borrowing base determination in April 2015, we may be unable to continue to pay distributions to our unitholders and may take other actions to raise funds to repay debt, such as selling assets or monetizing derivative contracts.

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

Our credit facility restricts our ability to make distributions to unitholders or repurchase Common Units unless after giving effect to such distribution or repurchase, we remain in compliance with all terms and conditions of our credit facility. While we currently are not restricted by our credit facility from declaring a distribution, we may be restricted from paying a distribution in the future.

We also are required to comply with certain financial covenants and ratios under the credit facility. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. In light of the deterioration of oil and natural gas prices, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders can seek to foreclose on our assets.

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

Our credit facility restricts our ability to make distributions to unitholders or repurchase units unless after giving effect to such distribution or repurchase, no event of default exists and we remain in compliance with all terms and conditions of our credit facility. For example, we were restricted from declaring a distribution on our Common Units and did not pay a distribution from February 2009 until May 2010. While we currently are not restricted by our credit facility from declaring a distribution, we could be restricted from paying a distribution in the future. For the fourth quarter of 2014, we elected to decrease the distributions on our Common Units from $2.08 per Common Unit on an annualized basis to $1.00 per Common Unit on an annualized basis.

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

The amount of cash that we actually generate will depend upon numerous factors related to our business that may be beyond our control, including among other things:

•	the amount of oil and natural gas we produce;

•	demand for and prices at which we sell our oil and natural gas, which prices decreased significantly in 2014 and have continued to decrease in 2015;

•	the effectiveness of our commodity price derivatives;

•	the level of our operating costs;

•	prevailing economic conditions;

•	our ability to replace declining reserves;

•	continued development of oil and natural gas wells and proved undeveloped reserves;

•	our ability to acquire oil and natural gas properties from third parties in a competitive market and at an attractive price;

•	the level of competition we face;

•	fuel conservation measures;

•	alternate fuel requirements;

•	government regulation and taxation; and

•	technical advances in fuel economy and energy generation devices.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:

•	our ability to borrow under our credit facility to pay distributions;

•	debt service requirements and restrictions on distributions contained in our credit facility or future debt agreements;

•	the level of our capital expenditures;

•	sources of cash used to fund acquisitions;

•	fluctuations in our working capital needs;

•	general and administrative expenses (“G&A”);

•	cash settlement of hedging positions;

•	timing and collectability of receivables; and

•	the amount of cash reserves established for the proper conduct of our business.

For a description of additional restrictions and factors that may affect our ability to make cash distributions, please read Part II—Item 7 “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of February 27, 2015, our total debt was $3.324 billion. Our existing and future indebtedness could have important consequences to us, including:

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

For example, the realized success of the QRE Merger will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our business with the business of QRE. To realize these anticipated benefits, the businesses must be successfully combined. If the combined entity is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the QRE Merger may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger. In addition, our ability to refinance debt borrowed under our credit facility to acquire QRE has been limited by the unavailability of the capital markets.

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

To fund our capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional partnership interests, or some combination thereof. In 2015, our oil and gas capital spending program (which now encompasses the assets we acquired in the QRE Merger) is expected to be approximately $200 million, compared to approximately $389 million in 2014 and approximately $295 million in 2013. Our planned reduction of capital expenditures in 2015, compared to 2014 and 2013, reflects our expectations of lower commodity prices in the future and declining costs of oil field equipment, drilling and other services. We expect to use cash generated from operations to fund future capital expenditures, which will reduce cash available for distribution to our unitholders. In the future, our ability to borrow and to access the capital and credit markets may be limited by our financial condition at the time of any such financing or offering and the covenants in our debt agreements, as well as by oil and natural gas prices, the value and performance of our equity securities, and adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partnership interests may result in significant unitholder dilution, thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could have a material adverse effect on our ability to pay distributions at the then-current distribution rate.

Our inability to replace our reserves could result in a material decline in our reserves and production, which could adversely affect our financial condition. We are unlikely to be able to sustain or increase distributions without making accretive acquisitions or capital expenditures that maintain or grow our asset base.

Producing oil and natural gas reservoirs are characterized by declining production rates that vary based on reservoir characteristics and other factors. The rate of decline of our reserves and production included in our reserve report at December 31, 2014 will change if production from our existing wells declines in a different manner than we have estimated and may change when we drill additional wells, make acquisitions and under other circumstances. Our future oil and natural gas reserves and production and our cash flow and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution.

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

Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties in the event we have impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write-down. During the year ended December 31, 2014, we recorded non-cash impairment charges of approximately $149.0 million. The impairment charges during 2014 included $124.8 million in Florida due to reserve adjustments primarily related to well performance and lower crude oil prices, $11.2 million in the Rockies due to reserve adjustments related to a combination of well performance, lower oil prices and higher expense projections, $8.5 million in MI/IN/KY due to lower commodity prices and the write-off of investments associated with expiring leases that we have elected not to renew, and $2.3 million and $2.2 million in the Permian Basin and Mid-Continent, respectively, related to lower commodity prices.
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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently and may in the future enter into derivative arrangements for a significant portion of our expected oil and natural gas production that could result in both realized and unrealized commodity derivative losses. As of February 27, 2015, we had hedged, through swaps, options (including collar instruments) and physical contracts, approximately 74% of our expected 2015 production.

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

As of February 27, 2015, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC and Credit Suisse International, Union Bank N.A, Wells Fargo Bank, N.A., JP Morgan Chase Bank N.A., The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada, The Toronto-Dominion Bank, Merrill Lynch Commodities, Inc., Canadian Imperial Bank of Commerce, Comerica Bank, ING Capital Markets LLC, Credit Agricole Corporate and Investment Bank, and Citizens Bank, National Association. We periodically obtain credit default swap information on our counterparties. As of December 31, 2014 and February 27, 2015, each of these financial institutions had an investment grade credit rating. Although we currently do not believe that we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default. As of December 31, 2014, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and JP Morgan Chase Bank N.A., which accounted for approximately 25%, 19% and 15% of our derivative asset balances, respectively.

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

In addition, Dodd-Frank was intended, in part, to reduce the volatility of oil and gas prices. To the extent oil and gas prices are unhedged, our revenues could be adversely affected if a consequence of Dodd-Frank and implementing regulations is to lower commodity prices.

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

If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.  For example, if the SEC prices used for our December 31, 2014 reserve report had been $10.00 less per Bbl and $1.00 less per MMBtu, respectively, then the standardized measure of our estimated proved reserves as of December 31, 2014 would have decreased by $1.3 billion, from $4.5 billion, to $3.2 billion.

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

In 2014, we depended on three customers for a substantial amount of our sales.  If these customers reduce the volumes of oil and natural gas that they purchase from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production.  In addition, if the parties to our purchase contracts default on these contracts, we could be materially and adversely affected.

In 2014, three customers accounted for approximately 40% of our net sales revenues.  If these customers reduce the volumes of oil and natural gas that they purchase from us and we are not able to find new customers for our production, our revenue and cash available for distribution will decline.  In 2014, Shell Trading accounted for approximately 22% of our net sales revenues, Phillips 66 accounted for approximately 10% of our net sales revenues and Marathon Oil Corporation accounted for approximately 8% of our net sales revenues.

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

On a net production basis, we operated approximately 89% of our production in 2014.  We have limited ability to influence or control the operation or future development of the non-operated properties in which we have interests or the amount of capital expenditures that we are required to fund for their operation.  The success and timing of drilling development or production activities on properties operated by others depend upon a number of factors that are outside of our control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, approval of other participants, and selection of technology.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns on capital or lead to unexpected future costs.

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

There also is currently proposed federal tax legislation that if adopted could significantly affect our operations. The Obama Administration's budget proposal for fiscal year 2016 includes proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and certain environmental clean-up costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these proposals will be introduced into law and, if so, how soon any resulting changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our Common Units.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas we produce.
Certain scientific studies have found that emissions of carbon dioxide, methane and other “greenhouse gases” are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, the EPA finalized modifications to its GHG reporting rules that would require covered entities to report emissions on an individual GHG basis. In addition, the EPA has proposed a rule that would expand the agency’s reporting requirements to cover GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The Obama Administration has also announced that it intends to release a series of new regulations on the oil and gas industry in 2015, including federal standards limiting methane emissions. These new and proposed rules could result in increased compliance costs for the Partnership.
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
California has been one of the leading states in adopting greenhouse gas emission reduction requirements, and has implemented a cap and trade program. California's cap and trade program requires us to report our greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. This includes the oil and natural gas extraction sector of which we are a part. Our main sources of greenhouse gas emissions for our Southern California oil and gas operations are primarily attributable to emissions from internal combustion engines powering generators to produce electricity, flares for the disposal of excess field gas, and fugitive emission from equipment such as tanks and components. Under the California program, the cap will decline annually from 2013 through 2020. We will be required to obtain compliance instruments for each metric ton of greenhouse gases that we emit in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by the state, but any shortfall between the state-granted allowance and the facility's emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. However, we do not expect the cost to be material to our operations.
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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could cause us to incur increased costs and experience additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into dense subsurface rock formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel, and in February 2014 issued guidance for such activities. Also, in May 2014, the EPA proposed rules under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, the Bureau of Land Management has proposed rules for hydraulic fracturing activities on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.
At the state level, several states, including California, Texas, Oklahoma, and Wyoming, have adopted and/or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. During 2013, the California Legislature passed SB 4, which became effective on January 1, 2014. SB 4 specifically authorizes hydraulic fracturing and certain other completion stimulation techniques throughout California, subject to additional regulatory requirements. The Department of Conservation promulgated final rules implementing SB 4 in December 2014, effective July 2015. Similar to the interim rules which still govern the Partnership’s covered well stimulation activities, the final rules require the approval of Well Stimulation Treatment Notices before starting stimulation treatment, disclosure of the fluids used and, adoption of groundwater monitoring and water management plans. They also govern resident notifications, storage and handling of fluids and well integrity. At this time, we cannot predict the impact of these rules on the Partnership’s operations; however, we do not expect any material adverse impact to result from the implementation of these rules. In addition, several local jurisdictions in California have proposed various forms of moratoria or bans on hydraulic fracturing. In some cases, these discussed measures include broad terms which, if enacted, could affect current operations. We do not believe that any current local proposal will have a material adverse effect on the Partnership as a whole.
The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. EPA has indicated that it expects to issue its study report sometime in 2015. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards sometime in 2015. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their findings, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

A change in the jurisdictional characterization of our gathering assets by federal, state or local regulatory agencies or a change in policy by those agencies with respect to those assets may result in increased regulation of those assets.
Failure to comply with federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to you. Please read Part I—Item 1 “—Business—Environmental Matters and Regulation” and “—Business—Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

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

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Risks Related to Our Structure

We may issue additional limited partner interests, including Common Units and Preferred Units, without your approval, which would dilute your existing ownership interests.

We may issue an unlimited number of limited partner interests of any type, including Common Units and Preferred Units, without the approval of our unitholders, including in connection with potential acquisitions of oil and gas properties or the reduction of debt, which would dilute your existing ownership interests. For example, in October 2014, we issued 18.3 million Common Units (or approximately 15% of our outstanding Common Units immediately prior to the issuance), including 4.3 million Common Units in connection with the Antares Acquisition. In November 2014, we issued approximately 71.5 million Common Units (or approximately 52% of our outstanding Common Units immediately prior to issuance) in connection with the QRE Merger.

The issuance of additional Common Units, Preferred Units or other equity securities may have the following effects:

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

•
provides that in resolving conflicts of interest where approval of the conflicts committee of the Board is not sought, it will be presumed that in making its decision the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us challenging such approval, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•
provides that our General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama Administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships’ earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama Administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Common Units trade on the NASDAQ Global Select Market under the symbol “BBEP.” As of December 31, 2014, based upon information received from our transfer agent and brokers and nominees, we had approximately 117,928 common unitholders of record.

The following table sets forth high and low sales prices per Common Unit for the periods indicated. The last reported sales price for our Common Units on February 27, 2015 was $7.17 per unit.

	Price Range
	High	Low

2014
Fourth Quarter	$20.22	$6.52
Third Quarter	23.00	20.32
Second Quarter	22.15	19.83
First Quarter	$21.19	$19.77

2013
Fourth Quarter	$20.41	$17.80
Third Quarter	18.71	15.24
Second Quarter	20.76	17.36
First Quarter	$21.75	$19.03

Distributions on Common Units

We intend to make cash distributions of available cash to unitholders on a monthly basis, although there is no assurance as to future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit agreement restricts us from making cash distributions unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility. See Item 7 “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and Note 9 to the consolidated financial statements in this report.

In October 2013, we changed our distribution payment policy from a quarterly payment schedule to a monthly payment schedule beginning with the distributions relating to the fourth quarter of 2013. For the quarters for which we declare a distribution, we expect that the distribution for the quarter will be made in three equal monthly payments within 17, 45 and 75 days following the end of each quarter to unitholders of record on the applicable record date. Prior to the distribution policy change, for the quarters for which we declared a distribution, distributions of available cash were made within 45 days after the end of the quarter to unitholders of record on the applicable record date.

Available cash, as defined in our partnership agreement, generally is all cash on hand, including cash from borrowings, at the end of the quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs.

The following table provides a summary of Common Unit distributions related to and declared during the years ended December 31, 2014 and 2013:

Thousands of dollars, except per unit amounts	Cash Distributions
Period	Total (a)	Per Common Unit	Declaration Date	Payment Date
2014
December 2014	(b)	$0.0833	2/24/2015	3/13/2015
November 2014	$17,571	0.0833	1/27/2015	2/13/2015
October 2014	17,571	0.0833	1/2/2015	1/16/2015
September 2014	36,447	0.1733	11/24/2014	12/12/2014
August 2014	23,245	0.1675	10/29/2014	11/14/2014
July 2014	22,524	0.1675	10/1/2014	10/16/2014
June 2014	20,179	0.1675	8/25/2014	9/11/2014
May 2014	20,179	0.1675	7/30/2014	8/14/2014
April 2014	20,179	0.1675	7/1/2014	7/16/2014
March 2014	19,836	0.1658	5/27/2014	6/12/2014
February 2014	19,836	0.1658	4/24/2014	5/14/2014
January 2014	$19,815	$0.1658	4/1/2014	4/16/2014
2013
December 2013	$19,573	$0.1642	2/26/2014	3/14/2014
November 2013	19,573	0.1642	1/30/2014	2/14/2014
October 2013	19,573	0.1642	1/2/2014	1/16/2014
Third Quarter, 2013	48,594	0.4875	10/30/2013	11/14/2013
Second Quarter, 2013	47,846	0.4800	7/31/2013	8/14/2013
First Quarter, 2013	$47,348	$0.4750	4/25/2013	5/14/2013
2012
Fourth Quarter, 2012	$39,823	$0.4700	1/29/2013	2/14/2013

(a) Does not include distributions paid under our long-term incentive plans.
(b) Distributions related to December 2014 have not yet been paid.

Preferred Units

On May 21, 2014, we sold 8.0 million 8.25% Preferred Units in a public offering at a price of $25.00 per Preferred Unit. The Preferred Units rank senior to our Common Units with respect to the payment of current distributions. Distributions on Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors out of legally available funds for such purpose. We pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per Preferred Unit.

Equity Compensation Plan Information

See Part III—Item 12 “—Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, we issued 4.3 million Common Units in connection with the Antares Acquisition.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our Common Units by us or any affiliated purchasers during the fourth quarter of 2014.

Common Unit Performance Graph

The graph below compares our cumulative total unitholder return on our Common Units over the five years ended December 31, 2014 with the cumulative total returns over the same period of the Russell 2000 index and the Alerian MLP index. The graph assumes that the value of the investment in our Common Units, in the Russell 2000 index and in the Alerian MLP index was $100 on December 31, 2009. Cumulative return is computed assuming reinvestment of dividends.

Comparison of Cumulative Total Return among the Partnership, the Russell 2000 Index and the Alerian MLP Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Value of a $100 Investment
12/31/09
6/30/10
12/31/10
6/30/11
12/31/11
6/30/12
12/31/12
6/30/13
12/31/13
6/30/14
12/31/14
Russell Index
Alerian MLP Index
Breitburn Energy Partners

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

Item 6. Selected Financial Data.

We have derived the selected financial data set forth in the following table for each of the years ended December 31, 2014, 2013 and 2012, with the exception of consolidated balance sheet data for the year ended December 31, 2012, from our audited consolidated financial statements appearing elsewhere in this report. We derived the financial data for the years ended December 31, 2011 and 2010, as well as consolidated balance sheet data for the year ended December 31, 2012, from our prior year audited consolidated financial statements, which are not included in this report.

On October 24, 2014, we completed the Antares Acquisition for 4.3 million Common Units and $50.0 million in cash . On November 19, 2014 we closed the QRE Merger in exchange for approximately 71.5 million Common Units and $350 million in cash.

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

In 2012, we completed the NiMin Acquisition on June 28, 2012 for approximately $95 million. On July 2, 2012, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from Element Petroleum, LP and CrownRock, L.P. for approximately $148 million and $70 million, respectively. On November 30, 2012, we completed the AEO Acquisition for approximately $38 million in cash and approximately 3 million Common Units. On December 28, 2012, we completed the acquisition of oil and natural gas properties located in the Permian Basin in Texas from CrownRock, L.P., Lynden USA Inc. and Piedra Energy I, LLC for approximately $164 million, $25 million and $10 million, respectively. Effective April 1, 2012, our ownership interest in properties at two California fields decreased from approximately 95% to approximately 62%. We completed the Greasewood Acquisition on July 28, 2011 for approximately $57 million and the Cabot Acquisition on October 6, 2011 for approximately $281 million. See Note 3 to the consolidated financial statements in this report for further details about our acquisitions in 2014, 2013 and 2012.

You should read the following selected financial data in conjunction with Part II—Item 7 “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this report.

	Year Ended December 31,
Thousands of dollars, except per unit amounts	2014	2013	2012	2011	2010
Statement of Operations Data:
Oil, natural gas and NGL sales	$855,820	$660,665	$413,867	$394,393	$317,738
Gain (loss) on commodity derivative instruments, net	566,533	(29,182)	5,580	81,667	35,112
Other revenue, net	7,616	3,175	3,548	4,310	2,498
Total revenue	1,429,969	634,658	422,995	480,370	355,348

Impairments	149,000	54,373	12,313	648	6,286

Operating income	545,967	44,276	21,700	153,809	63,743

Net income (loss)	421,316	(43,671)	(40,739)	110,698	34,913
Less: Net income (loss) attributable to noncontrolling interest	(17)	—	62	201	162
Net income (loss) attributable to the partnership	$421,333	$(43,671)	$(40,801)	$110,497	$34,751
Basic net income (loss) per unit	$3.04	$(0.43)	$(0.56)	$1.80	$0.61
Diluted net income (loss) per unit	$3.02	$(0.43)	$(0.56)	$1.79	$0.61

Cash Flow Data:
Net cash provided by operating activities	$360,173	$257,166	$191,782	$128,543	$182,022
Net cash used in investing activities	$(837,004)	$(1,465,805)	$(697,159)	$(414,573)	$(68,286)
Net cash provided by (used in) financing activities	$487,001	$1,206,590	$504,556	$287,728	$(115,872)

Balance Sheet Data (at period end):
Cash	$12,628	$2,458	$4,507	$5,328	$3,630
Other current assets	588,080	114,604	109,158	167,492	121,674
Net property, plant and equipment	6,454,201	3,915,376	2,711,893	2,072,759	1,722,295
Other assets	583,425	163,844	89,936	85,270	82,568
Total assets	$7,638,334	$4,196,282	$2,915,494	$2,330,849	$1,930,167

Current liabilities	$361,556	$182,889	$115,240	$89,889	$101,317
Long-term debt	3,247,160	1,889,675	1,100,696	820,613	528,116
Other long-term liabilities	263,442	133,898	110,022	93,133	91,477
Partners' equity	3,759,291	1,989,820	1,589,536	1,326,764	1,208,803
Noncontrolling interest	6,885	—	—	450	454
Total liabilities and partners' equity	$7,638,334	$4,196,282	$2,915,494	$2,330,849	$1,930,167

Cash dividends declared per unit outstanding:	$1.7581	$1.9125	$1.8300	$1.6875	$1.1475

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

	Year Ended December 31,
Thousands of dollars	2014	2013	2012	2011	2010
Reconciliation of consolidated net income (loss) to Adjusted EBITDA:
Net income (loss) attributable to the partnership	$421,333	$(43,671)	$(40,801)	$110,497	$34,751
(Gain) loss on commodity derivative instruments (a)	(566,533)	29,182	(5,580)	(81,667)	(35,112)
Commodity derivative instrument settlements (b)(c)(d)	27,825	8,083	87,605	(16,067)	74,825
Depletion, depreciation and amortization	291,709	216,495	137,252	106,855	96,472
Impairments	149,000	54,373	12,313	648	6,286
Interest expense, net of capitalized interest	126,960	87,067	61,206	39,165	24,552
(Gain) loss on interest rate swaps (e)	(490)	—	1,101	2,777	4,490
Settlement payments (receipts) on terminated derivatives	—	—	—	36,779	—
(Gain) loss on sale of assets	663	(2,015)	486	(111)	14
Income tax expense (benefit)	(73)	905	84	1,188	(204)
Amortization of intangibles	—	—	—	—	495
Unit based compensation	23,387	19,955	22,184	22,002	20,331

Adjusted EBITDA	$473,781	$370,374	$275,850	$222,066	$226,900

(a) We enter into certain derivative instrument contracts such as put options that require the payment of premiums at contract inception. Gain (loss) on commodity derivative instruments includes the reduction of premium value for derivative instruments over time. Our calculation of adjusted EBITDA does not include premiums paid for derivative instruments at contract inception as these payments pertain to future contract settlement periods.

(b) Includes net cash settlements on derivative instruments:
- Oil settlements received (paid) of:	$18,230	$(36,183)	$3,855	$(70,398)	$11,252
- Natural gas settlements received of:	9,595	44,266	83,750	54,331	63,573
(c) Includes premiums deferred and paid at the time of derivative contract settlements each period of:	657	892	—	—	1,820
(d) Excludes premiums paid at contract inception related to those derivative contracts that settled during the periods of:	8,494	4,893	859	—	—
(e) Includes settlements paid on interest rate derivatives including terminated interest rate derivatives of:	1,019	—	5,469	3,257	11,087

	Year Ended December 31,
Thousands of dollars	2014	2013	2012	2011	2010
Reconciliation of net cash flows from operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$357,755	$257,166	$191,782	$128,543	$182,022

Increase in assets (net of liabilities) relating to operating activities	(4,057)	32,105	22,492	18,942	15,131
Interest expense, net of capitalized interest (a)	120,143	80,617	61,807	37,702	30,161
Loss on early termination of commodity derivatives	—	—	—	36,779	—
Income from equity affiliates, net	(178)	(55)	(487)	(210)	(450)
Incentive compensation expense	—	(21)	(82)	(41)	(93)
Incentive compensation paid	—	—	—	78	91
Income taxes	101	562	400	474	199
Non-controlling interest	17	—	(62)	(201)	(162)

Adjusted EBITDA	$473,781	$370,374	$275,850	$222,066	$226,900

(a) Includes settlement payments on interest rate swaps, and excludes amortization of debt issuance costs and net premium on senior notes.

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

Overview

We are an independent oil and gas partnership focused on the acquisition, exploitation and development of oil and natural gas properties in the United States. Our objective is to manage our oil and natural gas producing properties for the purpose of generating cash flow and making distributions to our unitholders. Our assets consist primarily of producing and non-producing oil, NGL and natural gas reserves located in the following producing areas: i) Ark-La-Tex (Arkansas, Louisiana and East Texas), ii) MI/IN/KY, iii) the Permian Basin in Texas and New Mexico, iv) Mid-Continent (Oklahoma, Kansas and the Texas Panhandle), v) the Rockies (Wyoming), vi) Florida (and Alabama) and vii) California.

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

2014 Acquisitions

On October 24, 2014, we completed the acquisition of certain oil and gas properties located in the Midland Basin, Texas from Antares Energy Company, in exchange for 4.3 million Common Units and $50.0 million in cash, subject to customary purchase price adjustments, for a total preliminary purchase price of $122.7 million (the “Antares Acquisition”).

On November 19, 2014, we completed the previously announced merger with QR Energy, LP, a Delaware limited partnership (“QRE”), in exchange for approximately 71.5 million Common Units and $350 million in cash (the “QRE Merger”). The QRE Merger has a preliminary transaction value of approximately $2.5 billion, including approximately $1.1 billion of QRE assumed debt and net of approximately $5.1 million of cash acquired. Our consolidated financial statements and financial and operational results reflect the combined entities since the acquisition date. The properties acquired in the QRE Merger were comprised of approximately 63% oil, 11% NGLs and 26% natural gas as of December 31, 2014, located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas, and added average daily production of 21.4 MBoe per day to our production from the acquisition date to December 31, 2014.

2014 Highlights

Preferred Units

In May 2014, we sold 8.0 million 8.25% Series A Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”) in a public offering at a price of $25.00 per Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discounts and offering expenses. The Preferred Units rank senior to the Common Units with respect to the payment of current distributions. We used the net proceeds from this offering to repay indebtedness outstanding under our credit facility.

Distributions on the Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our Board of Directors out of legally available funds for such purpose. We pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per unit. The initial distribution on the Preferred Units of $0.309375 was paid on July 15, 2014. Regular monthly distributions of $0.171875 per Preferred Unit began with the August 15, 2014 payment. The monthly distribution rate is equal to an annual distribution of $2.0625 per Preferred Unit. During the twelve months ended December 31, 2014, we recognized $10.1 million of accrued distributions on the Preferred Units, which are included in distributions to preferred unitholders on the consolidated statements of operations and paid $9.4 million.

Common Units

In 2014, we declared cash distributions to holders of our Common Units and our unvested restricted phantom units (“RPUs”) totaling $261.0 million and $3.8 million, respectively. On January 16, 2015, we paid a cash distribution to holders of our Common Units and RPUs of $17.6 million and $0.5 million, respectively, or $0.0833 per Common Unit, for the first monthly distribution attributable to the fourth quarter of 2014. On February 13, 2015, we paid a cash distribution to holders of our Common Units and RPUs of $17.6 million and $0.5 million, respectively, or $0.0833 per Common Unit, for the second monthly distribution attributable to the fourth quarter of 2014. On February 24, 2015, we declared a distribution to holders of our Common Units and RPUs of $0.0833 per Common Unit for the third monthly payment attributable to the fourth quarter of 2014, to be paid on March 13, 2015. We decreased our quarterly cash distributions from $0.4925 per Common Unit for the fourth quarter of 2013 to $0.2499 per Common Unit for the fourth quarter of 2014.

During the year ended December 31, 2014, we issued approximately 1.3 million Common Units pursuant to an Equity Distribution Agreement dated as of March 19, 2014 (the “Equity Distribution Agreement”), for net proceeds of $26.2 million. See Note 15 for a discussion of the Equity Distribution Agreement.

In October 2014, we sold 14 million Common Units at a price to the public of $18.64 per Common Unit. We used the proceeds, net of underwriting discounts and offering expenses, of $251.6 million to reduce outstanding borrowings under our credit facility. In addition, we issued approximately 4.3 Common Units in connection with the Antares Acquisition.

In November 2014, we issued approximately 71.5 million Common Units in connection with the QRE Merger.

Capital Expenditures

In 2014, our oil and gas capital expenditures, including capitalized engineering costs and excluding expenditures to acquire properties, totaled approximately $389 million, compared with approximately $295 million in 2013. In 2014, we spent approximately $235 million in the Permian Basin, $74 million in California, $33 million in Mid-Continent, $20 million in Florida, $11 million in Ark-La-Tex, $8 million in MI/IN/KY and $8 million in the Rockies. In the Permian Basin, we drilled and completed 100 new productive wells, one recompletion and seven workovers. In California, we drilled and completed 51 new productive wells, 16 recompletions and ten workovers. In Mid-Continent, we drilled and completed one new productive well, 17 recompletions and completed 12 workovers. In Florida, we performed four recompletions and 11 workovers. In Ark-La-Tex, we drilled and completed nine new productive wells and completed 35 workovers. In MI/IN/KY, we drilled and completed three new wells, 14 recompletions and 14 workovers. In the Rockies, we drilled and completed six new productive wells, four recompletions and two workovers. Primarily as a result of our 2013 and 2014 acquisitions and our capital spending, our 2014 production was 14,114 MBoe, which was 29% higher than our 2013 production.

Outlook

In 2014, oil, NGL and natural gas prices exhibited significant volatility. Domestic oil prices rose steadily into the summer, followed by a steep decline towards the end of the year. In 2014, the WTI spot price averaged approximately $93 per Bbl, compared with approximately $98 per Bbl a year earlier. During 2014, the WTI spot price ranged from a low of $53 per Bbl to a high of $108 per Bbl, with the monthly average ranging from a low of $59 per Bbl in December to a high of $106 per Bbl in June. In 2013, prices ranged from a monthly average low of $92 per Bbl in April to a monthly average high of $107 per Bbl in August. In 2015 to date, the WTI spot price has averaged $49 per Bbl. Historically, there has been a strong relationship between changes in NGL and oil prices. NGL prices are correlated to North American supply and petrochemical demands. Lower crude oil prices may not only decrease our revenues, but may also reduce the amount of crude oil that we can produce economically and therefore potentially lower our crude oil reserves.

In 2015, our oil, NGL and natural gas capital spending program (which now encompasses the assets we acquired in the QRE Merger), including capitalized engineering costs and excluding acquisitions, is expected to be approximately $200 million, compared with approximately $389 million in 2014. The reduction in capital expenditures reflects our outlook for 2015 performance measured against the ongoing weakness in commodity prices. In 2015, we anticipate spending approximately 87% principally on oil projects in Mid-Continent, Ark-La-Tex, Florida and the Permian Basin and approximately 13% principally on oil projects in California, the Rockies and MI/IN/KY. We anticipate 87% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases that are designed to increase or add to production or reserves. We plan to drill 61 wells in Mid-Continent, Ark-La-Tex, Florida and the Permian Basin.

Commodity hedging remains an important part of our strategy to reduce cash flow volatility. We use swaps, collars and options for managing risk relating to commodity prices. As of February 27, 2015, we had hedged approximately 74% of our expected 2015 production. For 2015, we have 26.8 MBbl/d of oil and 82.3 BBtu/d of natural gas hedged at average prices of approximately $93.51 per Bbl and $4.98 per MMBtu, respectively. For 2016, we have 22.8 MBbl/d of oil and 65.0 BBtu/d of natural gas hedged at average prices of approximately $89.01 per Bbl and $4.25 per MMBtu, respectively. For 2017, we have 13.8 MBbl/d of oil and 40.1 BBtu/d of natural gas hedged at average prices of approximately $85.32 per Bbl and $4.33 per MMBtu, respectively. For 2018, we have 0.5 MBbl/d of oil and 1.9 BBtu/d of natural gas hedged at average prices of approximately $82.20 per Bbl and $4.15 per MMBtu, respectively.

Operational Focus

We use a variety of financial and operational measures to assess our performance. Among these measures are the following: volumes of oil and natural gas produced, amount of reserves replaced, realized prices, operating expenses, G&A and Adjusted EBITDA.

As of December 31, 2014, our total estimated proved reserves were 315.3 MMBoe, of which approximately 55% was oil, 8% was NGLs and 37% was natural gas. As of December 31, 2013, our total estimated proved reserves were 214.3 MMBoe, of which approximately 53% was oil, 7% was NGLs and 40% was natural gas. Net changes to our total estimated proved reserves included additions from 2014 acquisitions of 132.0 MMBoe and 9.2 MMBoe in extensions and discoveries offset by negative reserve revisions of 26.1 MMBoe and 14.1 MMBoe of production, resulting in a net increase of 101.0 MMBoe from 2013. The reserve revisions in 2014 were primarily the result of a 20.0 MMBoe decrease in oil reserves and a 5.8 MMBoe decrease in NGL reserves, driven primarily by a decrease in oil and NGL prices and a 1.6 Bcf decrease in natural gas reserves. The unweighted average first-day-of-the-month oil and natural gas prices used to determine our total estimated proved reserves as of December 31, 2014 were $94.99 per Bbl of oil for WTI spot price and $101.30 per Bbl of oil for ICE Brent and $4.35 per MMBtu of natural gas for Henry Hub spot price, compared to $96.94 per Bbl of oil for WTI spot price, $108.32 per Bbl of oil for ICE Brent and $3.67 per MMBtu of natural gas for Henry Hub spot price in 2013. The unweighted average first-day-of-the-month oil and natural gas prices used to determine our total estimated proved reserves as of December 31, 2012 were $94.71 per Bbl of oil for WTI spot price, $111.77 per Bbl of oil for ICE Brent and $2.76 per MMBtu of gas for Henry Hub spot price.

Of our total estimated proved reserves as of December 31, 2014, 21% were located in Ark-La-Tex, 20% in MI/IN/KY, 18% in the Permian Basin, 13% in Mid-continent, 11% in the Rockies, 10% in Florida and 7% in California.

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

Prices for natural gas in many markets are aligned both with supply and demand conditions in their respective regional markets and with the overall U.S. market. Natural gas prices are also typically higher during the winter period when demand for heating is greatest in the U.S. Since January 2010 to present, monthly average natural gas spot prices at Henry Hub have ranged from a low of $1.95 per MMBtu in April 2012 to a high of $8.15 per MMBtu in February 2014. During 2014, the natural gas spot price at Henry Hub ranged from a low of $2.74 per MMBtu to a high of $8.15 per MMBtu, with the monthly average ranging from a low of $3.48 per MMBtu in December to a high of $6.00 per MMBtu in February, and averaged approximately $4.37 per MMBtu for the year. During 2013, the natural gas spot price at Henry Hub ranged from a low of $3.08 per MMBtu to a high of $4.52 per MMBtu, and averaged approximately $3.73 per MMBtu. In 2015 to date, the natural gas spot price at Henry Hub has averaged approximately $2.93 per MMBtu.

Excluding the effect of derivatives, our average realized oil price for 2014 decreased $7.59 per Boe to $86.08 per Boe as compared to $93.67 per Boe in 2013. Including the effects of derivative instruments, our realized average oil price increased $2.44 per Boe to $93.70 per Boe as compared to $91.26 per Boe in 2013, primarily due to a higher hedge volume. Excluding the effect of derivatives, our realized natural gas price for 2014 increased $1.00 per Mcf to $4.82 per Mcf compared to $3.82 per Mcf in 2013. Including the effects of derivative instruments, our average realized natural gas price for 2014 decreased $0.25 per Mcf to $5.14 per Mcf as compared to $5.39 per Mcf in 2013, primarily due to a lower average hedge price.

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

Operating expenses are the costs incurred in the operation of producing properties. Expenses for utilities, direct labor, water injection and disposal, production taxes and materials and supplies comprise the most significant portion of our operating expenses. A majority of our operating cost components are variable and increase or decrease along with our levels of production. For example, we incur power costs in connection with various production related activities such as pumping to recover oil and gas, separation and treatment of water produced in connection with our oil and gas production and re-injection of water produced into the oil producing formation to maintain reservoir pressure. Although these costs typically vary with production volumes, they are driven not only by volumes of oil and gas produced but also volumes of water produced. Consequently, fields that have a high percentage of water production relative to oil and gas production, also known as a high water cut, will experience higher levels of power costs for each Boe produced. Certain items, however, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities result in increased expenses in periods during which they are performed. Our operating expenses are highly correlated to oil prices, and we experience upward or downward pressure on material and service costs depending on how oil prices change. These costs include specific expenditures such as lease fuel, electricity, drilling services and severance and property taxes. Pre-tax lease operating expenses, including processing fees, were $20.80 per Boe in 2014 and $19.69 per Boe in 2013. The increase in per Boe lease operating expenses was primarily due to higher operating costs attributable to our properties in the Permian Basin, Mid-Continent and Florida.

Production taxes vary by state. All states in which we operate impose ad valorem taxes on our oil and gas properties. Various states regulate the drilling for, and the production, gathering and sale of, oil, NGLs and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Currently, Texas, Wyoming, Oklahoma, Michigan, Indiana, Kentucky, Florida, Alabama, Arkansas, Louisiana, New Mexico and Kansas impose severance taxes on producers at rates ranging from 1% to 12% of the value of the gross product extracted. Wyoming and Oklahoma wells that reside on Native American or federal land are subject to an additional tax of 8.5% and 8.0%, respectively. Florida sulphur sales are subject to a tax of $6.38 per long ton. California does not currently impose a severance tax; rather it imposes an ad valorem tax based in large part on the value of the mineral interests in place. See Part I—Item 1A “—Risk Factors” — “Risks Related to Our Business — We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations” in this report.

We recorded oil and natural gas asset impairment charges of $149.0 million during 2014, and oil and natural gas asset impairments of $54.4 million during 2013. A decline in future commodity prices could result in additional oil and gas impairment charges. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future production, market outlook on forward commodity prices, operating and development costs, and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward commodity prices alone could result in impairment.

G&A, excluding unit based compensation, was $4.50 per Boe in 2014 and $3.53 per Boe in 2013. The increase in per Boe G&A, excluding unit based compensation, was primarily due to acquisition costs incurred in 2014 related to the QRE Merger. Excluding acquisition related costs, G&A expenses per Boe were $3.48 and $3.08 in 2014 and 2013, respectively.

Adjusted EBITDA was $473.8 million in 2014 and $370.4 million in 2013. The increase in Adjusted EBITDA was primarily due to a full year of operating results from our 2013 acquisitions and operating results from the 2014 QRE Merger, partially offset by a decline in crude oil prices.

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

	Year Ended December 31,			Increase / decrease %
Thousands of dollars, except as indicated	2014	2013	2012	2014-2013	2013-2012
Total production (MBoe) (a)	14,114	10,983	8,318	29%	32%
Oil (MBbl)	7,931	5,651	3,514	40%	61%
NGLs (MBbl)	1,157	640	138	81%	n/a
Natural gas (MMcf)	30,159	28,156	27,997	7%	1%
Average daily production (Boe/d)	38,670	30,091	22,726	29%	32%
Sales volumes (MBoe)	13,956	10,988	8,334	27%	32%

Average realized sales price (per Boe) (b) (c)	$61.30	$60.05	$49.57	2%	21%
Oil (per Bbl) (c) (d)	86.08	93.67	92.18	(8)%	2%
NGLs (per Bbl)	35.46	35.25	27.96	1%	26%
Natural gas (per Mcf)	4.82	3.82	3.00	26%	27%

Oil sales	$669,355	$530,625	$326,130	26%	63%
NGL sales	41,031	22,558	3,858	82%	n/a
Natural gas sales	145,434	107,482	83,879	35%	28%
Gain (loss) on commodity derivative instruments	566,533	(29,182)	5,580	n/a	n/a
Other revenues, net	7,616	3,175	3,548	140%	(11)%
Total revenues	1,429,969	634,658	422,995	125%	50%

Lease operating expenses including processing fees	293,563	216,275	159,289	36%	36%
Production and property taxes (e)	62,071	46,220	33,634	34%	37%
Total lease operating expenses	355,634	262,495	192,923	35%	36%
Purchases and other operating costs	725	1,322	1,577	(45)%	(16)%
Change in inventory	(678)	(995)	1,279	(32)%	n/a
Total operating costs	$355,681	$262,822	$195,779	35%	34%

Lease operating expenses pre-taxes per Boe (f)	$20.80	$19.69	$19.15	6%	3%
Production and property taxes per Boe	4.40	4.21	4.04	5%	4%
Total lease operating expenses per Boe	$25.20	$23.90	$23.19	5%	3%

Depletion, depreciation and amortization	$291,709	$216,495	$137,252	35%	58%
Impairments	149,000	54,373	12,313	174%	n/a

G&A excluding unit based compensation	$63,562	$38,752	$33,281	64%	16%

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
(d) Oil sales were 7,773 MBoe, 5,655 MBoe, and 3,530 MBoe for 2014, 2013 and 2012 respectively.
(e) Includes ad valorem and severance taxes.
(f) Includes lease operating expenses, district expenses, transportation expenses and processing fees.

Comparison of Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

The variances in our results of operations were due to the following components:

Production

For the year ended December 31, 2014 compared to the year ended December 31, 2013, production volumes increased by 3,131 MBoe, or 29%, primarily due to 1,204 MBoe higher production from our Mid-Continent properties acquired in July 2013, 1,200 MBoe higher production from our Permian Basin properties acquired in December 2013, 897 MBoe of production from the QRE properties acquired in November 2014 (including 418 MBoe in Ark-La-Tex, 265 MBoe in the Permian Basin, 161 MBoe in Florida and 53 in Mid-Continent) and 182 MBoe higher California production, primarily from our Santa Fe Springs field, partially offset by 206 MBoe and 80 MBoe lower production in MI/IN/KY and the Rockies, respectively, primarily due to severe winter weather and natural field declines and 68 MBoe lower production in Florida primarily due to well performance and natural field declines. In 2014, oil, NGLs and natural gas accounted for 56%, 8% and 36% of our production, respectively.

For the year ended December 31, 2013 compared to the year ended December 31, 2012, production volumes increased by 2,665 MBoe, or 32%, primarily due to a 1,217 MBoe increase from our Mid-Continent properties acquired in 2013 and 1,474 MBoe from a full year of production from our Permian Basin and San Joaquin Basin properties acquired during 2012, partially offset by a slight decrease in Michigan production due to natural field declines. In 2013, oil, NGLs and natural gas accounted for 51%, 6% and 43% of our production, respectively.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues increased $195.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Crude oil revenues increased $138.7 million due to higher oil sales volume primarily due to production from our 2013 and 2014 acquisitions. Realized prices for oil, excluding the effect of derivative instruments, decreased $7.59 per Bbl, or 8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. NGL revenues increased $18.5 million due to higher NGL sales volumes primarily due to production from our 2013 and 2014 acquisitions, and slightly higher NGL prices. Realized prices for NGLs increased $0.21 per Bbl, or 1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Natural gas revenues increased $38.0 million, primarily due to higher natural gas prices, particularly in Michigan due to severe winter weather, and higher natural gas production primarily due to production from our 2013 and 2014 acquisitions. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.00 per Mcf, or approximately 26%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Total oil, NGL and natural gas sales revenues increased $246.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Oil and NGL revenues increased $204.5 million and $18.7 million, respectively, due to higher sales volumes, primarily due to a full year of production from our 2012 acquisitions in the Permian Basin, California and the Rockies, production from our Mid-Continent properties acquired in July 2013 and higher average realized prices for both oil and NGLs. Realized prices for oil, excluding the effect of derivative instruments, increased $1.49 per Bbl, or 2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Realized prices for NGLs increased $7.29 per Bbl, or 26%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Natural gas revenues also increased by $23.6 million primarily due to higher realized average price during the year. Realized prices for natural gas, excluding the effect of derivative instruments, increased $0.82 per Mcf, or approximately 27%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Other Revenues

Other revenues increased $4.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to $3.5 million higher pipeline related revenues from our 2013 acquisitions and $1.8 million of salt water disposal revenue from our properties acquired in the QRE Merger.

Other revenues decreased $0.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to lower gas processing fees.

Gain (loss) on commodity derivative instruments

Gain on commodity derivative instruments for the year ended December 31, 2014 was $566.5 million compared to a loss of $29.2 million for the year ended December 31, 2013. Net settlements received on oil derivative instruments for the year ended December 31, 2014 were $18.2 million compared to net settlements paid of $36.2 million for the year ended December 31, 2013, primarily due to lower average oil prices in 2014. Net settlements received on natural gas derivative instruments for the year ended December 31, 2014 were $9.6 million compared to $44.3 million for the year ended December 31, 2013, primarily due to higher average natural gas prices in 2014.

Mark-to-market gain on oil derivative instruments for the year ended December 31, 2014 was $508.1 million compared to mark-to-market gain of $6.6 million for the year ended December 31, 2013, primarily due to a significant decrease in oil future prices during 2014. Mark-to-market gain on natural gas commodity derivative instruments for the year ended December 31, 2014 was $30.6 million compared to a loss of $43.9 million for the year ended December 31, 2013, primarily due to a decrease in natural gas future prices during 2014 compared to an increase in natural gas futures prices in 2013.

Loss on commodity derivative instruments for the year ended December 31, 2013 was $29.2 million compared to a gain of $5.6 million for the year ended December 31, 2012. Net settlements paid on oil derivative instruments for the year ended December 31, 2013 were $36.2 million compared to settlements received of $3.9 million for the year ended December 31, 2012, primarily due to higher average oil prices in 2013. Net settlements received on natural gas derivative instruments for the year ended December 31, 2013 were $44.3 million compared to $83.8 million for the year ended December 31, 2012, primarily due to higher average natural gas prices in 2013.

Mark-to-market gain on oil derivative instruments for the year ended December 31, 2013 was $6.6 million compared to mark-to-market loss of $19.6 million for the year ended December 31, 2012, primarily due to settlement payments for oil derivative instruments during 2013, partially offset by an increase in oil future prices. Mark-to-market loss on natural gas derivative instruments for the year ended December 31, 2013 was $43.9 million compared to a loss of 62.4 million for the year ended December 31, 2012, primarily due to an increase in natural gas future prices.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the year ended December 31, 2014 totaled $293.6 million, $77.3 million higher than 2013. The increase in pre-tax lease operating expenses reflects our 2013 and 2014 acquisitions. On a per Boe basis, pre-tax lease operating expenses were 6% higher than the year ended December 31, 2013 at $20.80 per Boe, primarily due to higher workover expenses, labor costs and fuel and utility costs in the Permian Basin and Mid-Continent.

Production and property taxes for the year ended December 31, 2014 totaled $62.1 million, which was $15.9 million higher than the year ended December 31, 2013, primarily due to additional production from our 2013 and 2014 acquisitions and higher natural gas prices. On a per Boe basis, production and property taxes for the year ended December 31, 2014 were $4.40 per Boe, which was 5% higher than the year ended December 31, 2013, primarily due to higher oil production as a percentage of total production and higher natural gas prices partially offset by lower crude oil prices.

Pre-tax lease operating expenses, including processing fees, for the year ended December 31, 2013 totaled $216.3 million, $57.0 million higher than 2012. The increase in pre-tax lease operating expenses was primarily due to the full year effect of the properties acquired in California and the Permian Basin during 2012 and partial year effect of the properties acquired in Mid-Continent during 2013.

Production and property taxes for the year ended December 31, 2013 totaled $46.2 million, or $4.21 per Boe, which was 4% higher per Boe than the year ended December 31, 2012. The per Boe increase in production and property taxes compared to 2012 was primarily due to higher per Boe production and property taxes for our Mid-Continent properties acquired in July 2013 due to higher oil prices, and an increase in per Boe production and property taxes for our Michigan properties due to higher realized natural gas prices during the year.

Change in inventory

In Florida, our oil sales are a function of the number and size of oil shipments in each year and thus oil sales do not always coincide with volumes produced in a given year. Sales occur on average every six to eight weeks. We match production expenses with oil sales. Production expenses associated with unsold oil inventory are credited to operating costs through the change in inventory account. Production expenses are charged to operating costs through the change in inventory account when they are sold. In 2014, the change in inventory account amounted to a credit of $0.7 million primarily due to a lower volume of barrels sold than produced during the year and a $0.6 million credit for physical inventory adjustments, partially offset by a $1.0 million write-off of crude oil inventory due to a decrease in oil prices in the fourth quarter of 2014. In 2013, the change in inventory account amounted to a credit of $1.0 million reflecting higher production costs for the unsold inventory. In 2012, the change in inventory account amounted to a charge $1.3 million, reflecting the higher amount of barrels sold than produced during the periods.

Depletion, depreciation and amortization

Depletion, depreciation and amortization (“DD&A”) expense totaled $291.7 million for the year ended December 31, 2014, compared to $216.5 million for the year ended December 31, 2013. The 35% increase in DD&A was primarily due to higher production from our 2013 and 2014 acquisitions. For the years ended December 31, 2014 and December 31, 2013, DD&A included $3.9 million and $3.6 million, respectively, of amortization of intangible assets related to CO2 contracts acquired in the 2013 Mid-Continent acquisitions. For the year ended December 31, 2014, DD&A per Boe was 5% higher than prior year at $20.67 per Boe compared to $19.71 per Boe for the year ended December 31, 2013, primarily due to higher oil production as a percentage of total production and higher California DD&A rates, partially offset by lower MI/IN/KY DD&A rates driven by higher reserves related to an increase in natural gas prices.

DD&A expense totaled $216.5 million for the year ended December 31, 2013, compared to $137.3 million for the year ended December 31, 2012. The increase in DD&A was primarily due to increased production from our 2013 and 2012 acquisitions. DD&A included $3.6 million in amortization of intangible assets related to CO2 contracts acquired in the 2013 Mid-Continent acquisitions. For the year ended December 31, 2013, DD&A was $19.71 per Boe compared to $16.50 per Boe for the year ended December 31, 2012, primarily due to higher rates reflecting 2012 year-end negative reserve adjustments.

Asset Impairments

During the year ended December 31, 2014, we recorded impairments of $149.0 million, including $124.8 million in Florida, $11.2 million in the Rockies and $8.5 million in MI/IN/KY, $2.3 million in the Permian Basin, $2.2 million in Mid-Continent. The Florida impairments are due to reserve adjustments primarily related to lower crude oil prices and well performance. The Rockies impairments are due to reserve adjustments related to a combination of lower commodity prices, well performance and higher expense projections. The MI/IN/KY impairments relate to lower commodity prices and the write-off of investments associated with expiring leases that we have elected not to renew. The Permian Basin and Mid-Continent property impairments related to lower commodity prices.

For the year ended December 31, 2013, we recorded asset impairment charges of $54.4 million, including $28.3 million of impairments to our Michigan non-Antrim oil and gas properties due to negative reserve adjustments due to lower performance and a decrease in expected future commodity prices, and $25.3 million of impairments to an oil property in our Bighorn Basin in Northern Wyoming due to a negative reserve adjustment due to lower performance and a decrease in expected future oil prices. Decreased drilling activity in Michigan was also a factor as we continue to allocate our capital expenditures more towards liquids-rich areas.

For the year ended December 31, 2012, we recorded an asset impairment charge of $12.3 million.

General and administrative expenses

Our G&A expenses totaled $86.9 million and $58.7 million in 2014 and 2013, respectively. This included $23.4 million and $20.0 million, respectively, in non-cash unit-based compensation expense related to employee incentive plans. For 2014, G&A expenses, excluding non-cash unit-based compensation, were $63.5 million, which was $24.7 million higher than 2013. The increase was primarily due to $14.5 million of acquisition and acquisition integration related costs, including $13.6 million for the QRE Merger, higher payroll expense for additional personnel attributable to our 2013 and 2014 acquisitions and higher information technology (“IT”) costs. On a per Boe basis, G&A expenses, excluding non-cash unit-based compensation, were $4.50 in 2014, which was a 28% increase from 2013, primarily due to one-time acquisition and IT costs incurred during 2014. Excluding acquisition related costs, G&A expenses per Boe were $3.48 and $3.08 for the year ended December 31, 2014 and 2013, respectively.

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

Interest expense, net of amounts capitalized

Interest expense totaled $127.0 million and $87.1 million for the years ended December 31, 2014 and 2013, respectively. The increase of $39.9 million in interest expense was primarily attributable to $30.6 million higher interest on our 7.875% senior notes due 2022 issued in November 2013, approximately $8.1 million higher credit facility interest expense as a result of higher borrowings and slightly higher interest rates and approximately $1.4 million higher amortization of debt issuance costs. Interest expense, excluding debt amortization, totaled $119.1 million and $80.6 million for the years ended December 31, 2014 and 2013, respectively.

Interest expense totaled $87.1 million for the year ended December 31, 2013, an increase of $25.9 million from 2012. This increase in interest expense was primarily attributable to $15.8 million associated with our 7.875% senior notes issued in September 2012 and November 2013, approximately $8.6 million of higher interest expense on borrowings under our credit facility during 2013 primarily due to acquisitions and $1.6 million higher amortization of debt issuance costs. Interest expense, excluding debt amortization, totaled $80.6 million and $56.3 million for the year ended December 31, 2013 and 2012, respectively.

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. In order to mitigate our interest rate exposure, as of December 31, 2014, we had interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-base debt under our credit facility for 2015 and 2016, for notional amounts of $407 million and $410 million, respectively, with average fixed rates of 1.59% and 1.72%, respectively, that were assumed as part of the QRE Merger. As of December 31, 2013 and 2012, we had no interest rate swaps in place. See Part II—Item 7A “—Quantitative and Qualitative Disclosures About Market Risk” in this report for a discussion of our interest rate risk. Gain/loss on interest swaps for the years ended December 31, 2014, 2013 and 2012 were a gain of $0.5 million, nothing and a loss of $1.1 million, respectively.

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

As of February 27, 2015, we had approximately $2.2 billion in borrowings under our credit facility. Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their other internal criteria. The borrowing base at December 31, 2014 was $2.5 billion and the next semi-annual redetermination is scheduled for April 2015. Based upon current commodity prices and other factors at the time of future redeterminations, we expect our borrowing base to be decreased. Without a waiver from our lenders, our credit facility currently provides that if the borrowing base is reduced below our current outstanding borrowings, we are required to repay the deficiency in five equal monthly installments.  We continue to evaluate the public and private markets for capital raising opportunities to reduce borrowings under our credit facility in advance of the April 2015 redetermination. Although our lenders have the discretion to redetermine the borrowing base below our outstanding borrowings, we do not expect that to occur.

Our existing cash resources and hedge positions provide us with sufficient funds to meet our expected working capital needs for 2015, assuming that our borrowing base is redetermined above our then outstanding borrowings. Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that the lenders under our credit facility will not reduce the borrowing base to an amount below our outstanding borrowings or that our liquidity requirements will continue to be satisfied, given current oil prices and the discretion of our lenders to decrease our borrowing base. Due to the steep decline in commodity prices, we may not be able to obtain funding in the equity or capital markets on terms we find acceptable. The cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding. If we cannot access the capital markets and repay debt under our credit facility in connection with the borrowing base determination in April 2015, we may be unable to continue to pay distributions to our unitholders and may take other actions to raise funds to repay debt, such as selling assets or monetizing derivative contracts.

We expect the April 2015 credit facility borrowing base redetermination to require principal payments during 2015 to keep our borrowings below the borrowing base, and, as such, we classified $105.0 million as current portion of long-term debt on the consolidated balance sheet at December 31, 2014.

Equity Offerings

In November 2014, we issued 71.5 million Common Units to QRE as partial consideration for the QRE Merger. The fair value of the units on the date of the merger was $14.73 per Common Unit, or $1.06 billion.

In October 2014, we sold 14.0 million Common Units at a price to the public of $18.64 per Common Unit, resulting in proceeds, net of underwriting discounts and expenses, of $251.6 million. In May 2014, we sold 8.0 million 8.25% Series A Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”) at a price to the public of $25.00 per Preferred Unit, resulting in proceeds, net of underwriting discounts and expenses, of $193.2 million.

During the year ended December 31, 2014, we issued approximately 1.3 million Common Units under the Equity Distribution Agreement for net proceeds of $26.2 million.

We primarily used the proceeds from these offerings to reduce borrowings under our credit facility.

Senior Notes

In January 2012, we and Breitburn Finance Corporation, and certain of our subsidiaries as guarantors, issued $250 million in aggregate principal amount of 7.875% senior notes due 2022 at a price of 99.154%. We received net proceeds of approximately $242.3 million, after deducting fees and offering expenses. In September 2012, we issued an additional $200 million aggregate principal amount of our 7.875% Senior Notes due 2022. These notes were offered at a premium of 103.500%. We received net proceeds of approximately $202.8 million, after deducting fees and offering expenses. In November 2013, we issued an additional $400 million aggregate principal amount of our 7.875% Senior Notes due 2022. These notes were offered at a premium of 100.250%. We received net proceeds of approximately $393.4 million, after deducting fees and offering expenses, and excluding proceeds from accrued interest.

On October 6, 2010, we and Breitburn Finance, and certain of our subsidiaries as guarantors, issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were offered at a discount price of 98.358%, or $300 million. As of December 31, 2014 and 2013, the 2020 Senior Notes had a carrying value of $302.1 million and $301.6 million, respectively, net of unamortized discount of $2.9 million and $3.4 million, respectively. Interest on the 2020 Senior Notes is payable twice a year in April and October.

As of December 31, 2014, we were in compliance with the covenants of our Senior Notes.

The use of proceeds from the issuance of these senior notes to repay amounts outstanding under our credit facility increased the borrowing availability under our credit facility, which gives us additional flexibility to finance future acquisitions.

Credit Facility

As of December 31, 2014, BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, have a $5.0 billion revolving credit facility with Wells Fargo Bank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (the “Third Amended and Restated Credit Agreement”) with a maturity date of November 19, 2019. We entered into the Third Amended and Restated Credit Agreement on November 19, 2014, in connection with the QRE Merger.

Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base at December 31, 2014 was $2.5 billion and the next semi-annual redetermination is scheduled for April 2015.

Our borrowing base is automatically reduced by an amount equal to 25% of the principal of newly issued senior unsecured notes, except if the proceeds of such notes are used to refinance existing senior unsecured notes. Loans under the Third Amended and Restated Credit Agreement will bear interest by reference to a Base Rate, LIBOR or a LIBOR Market Index Rate (each as defined in the Third Amended and Restated Credit Agreement), plus an applicable margin that is determined pursuant to a pricing grid which varies between 50 and 150 basis points (in the case of Base Rate loans) and between 150 and 250 basis points (in the case of LIBOR and LIBOR Market Index Rate loans) based on a ratio of loans and letters of credit outstanding to the borrowing base. The applicable margins under the Third Amended and Restated Credit Agreement reflect a decrease of 25 basis points compared to the previous credit agreement.

As of December 31, 2014, the lending group under the Third Amended and Restated Credit Agreement included 35 banks.  Of the $2.5 billion in total commitments under the credit facility, Wells Fargo Bank National Association held approximately 5% of the commitments, with the remaining 34 banks holding between 1% and 4.2% of the commitments. In addition to our relationships with these institutions under the credit facility, from time to time we engage in other transactions with a number of these institutions.  Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities and/or serve as counterparties to our commodity and interest rate derivative agreements.

We had outstanding borrowings under our credit facility of $2.195 billion as of December 31, 2014 and $2.166 billion as of February 27, 2015.

The Third Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders or repurchase units; make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The Third Amended and Restated Credit Agreement includes a restriction on our ability to make a distribution unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility.

The events that constitute an event of default under the Third Amended and Restated Credit Agreement include:

payment defaults; misrepresentations; breaches of covenants; cross-default and cross-acceleration to certain other indebtedness; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; certain insolvency events; and assertion of certain environmental claims.

EBITDAX is not a defined US GAAP measure. The Third Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, DD&A, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit-based compensation expense, loss or gain on sale of assets (excluding gain or loss on monetization of derivative instruments for the following twelve months), cumulative effect of changes in accounting principles, cash distributions received from our unrestricted entities (as defined in the Third Amended and Restated Credit Agreement) and excluding income from our unrestricted entities. If any acquisition or disposition was consummated during an applicable quarter, all calculations of EBITDAX shall be determined on a pro forma basis.

As of December 31, 2014, we were in compliance with our credit facility’s covenants.

Please see Part I—Item 1A “—Risk Factors”— “Risks Related to Our Business — Our credit facility has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions” in this report for more information on the effect of an event of default under the Third Amended and Restated Credit Facility.

Cash Flows

Operating activities. Our cash flow from operating activities in 2014 was $357.8 million compared to $257.2 million in 2013. The increase in cash flows from operating activities was primarily due to higher revenues driven by our 2013 and 2014 acquisitions, higher natural gas prices and higher net settlement receipts on oil derivative instruments, partially offset by lower crude oil prices, higher operating costs and higher interest expense.

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

Investing activities. Net cash used in investing activities for the year ended December 31, 2014 was $837.0 million, which was predominantly spent on property acquisitions. Property acquisitions of $401.5 million in 2014 primarily included $344.9 million for the QRE Merger and $50.0 million for the 2014 Antares Acquisition. In 2014, we also spent $417.8 million for capital expenditures, primarily for drilling and completions, and $11.7 million in advances made for the purchase of future CO2 supply for our Mid-Continent properties. Net cash used in investing activities for the year ended December 31, 2013 was $1.47 billion which was predominantly spent on property acquisitions. Property acquisitions of $1.18 billion in 2013 included $875.5 for the 2013 Mid-Continent acquisitions and $302.1 million for the 2013 Permian Basin Acquisitions. In 2013, we also spent $266.3 million for capital expenditures, primarily for drilling and completions, $11.7 million in advances made for the purchase of future CO2 supply for our Mid-Continent properties and $15.0 million deposit related to negotiations undertaken to secure additional future CO2 supply.

Net cash used in investing activities for the year ended December 31, 2012 was $697.2 million which was predominately spent on property acquisitions. Property acquisitions of $562.4 million in 2012 included $420 million for the Permian Basin Acquisitions, $95 million for the NiMin Acquisition and $38 million for the AEO Acquisition. We also spent $135.9 million for capital expenditures, primarily for drilling and completions.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2014 was $489.4 million compared to $1,206.6 million for the year ended December 31, 2013. We had net proceeds from the issuance of long-term debt under our credit facility of $672.6 million in 2014 compared to $789.0 million in 2013. The increase in our debt in 2014 and 2013 was primarily due to borrowings for property acquisitions. In addition, for the year ended December 31, 2014, we received net cash proceeds from the issuance of Common Units of $277.6 million, received net cash proceeds of $193.2 million from the issuance of Preferred Units, paid $352.5 million to redeem the senior notes assumed in the QRE Merger, made cash distributions of $273.9 million and paid $25.1 million in debt issuance costs.

For the year ended December 31, 2013, we received net cash proceeds from the issuance of Common Units of $618.0 million, made cash distributions of $186.9 million and paid $15.6 million in debt issuance costs.

Net cash provided by financing activities for the year ended December 31, 2012 was $504.6 million. We received net cash proceeds from the issuance of Common Units of $370.2 million, made cash distributions of $132.4 million and paid $10.0 million in debt issuance costs. Our long-term debt increased by approximately $279.9 million in 2012 primarily due to borrowings for property acquisitions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations and Commitments

The following table summarizes our financial contractual obligations as of December 31, 2014. Some of these contractual obligations are reflected in the balance sheet, while others are disclosed as future obligations under US GAAP.

	Payments Due by Year
Thousands of dollars	2015	2016	2017	2018	2019	Thereafter	Total
Credit facility (a)	$105,000	$—	$—	$—	$2,089,500	$—	$2,194,500
Credit facility commitment fees	1,414	1,414	1,414	1,414	1,252	—	6,908
Senior Notes (b)	—	—	—	—	—	1,155,000	1,155,000
Promissory note	—	—	—	—	1,100	—	1,100
Estimated interest payments (c)	147,516	147,516	147,516	147,515	141,271	174,224	905,558
Operating lease obligations	12,520	10,954	10,724	6,258	5,516	20,122	66,094
Asset retirement obligations (d)	4,948	5,888	4,734	3,377	438	219,026	238,411
Deferred premiums	97	2,742	2,612	—	—	—	5,451
Purchase obligations	14,604	3,945	3,950	3,952	3,595	10,015	40,061
Total	$286,099	$172,459	$170,950	$162,516	$2,242,672	$1,578,387	$4,613,083

(a) Credit facility matures on November 19, 2019.
(b) Represents 8.625% senior notes due 2020 with a face value of $305 million and 7.875% Senior Notes due 2022 with a face value of $850 million.
(c) Based on total debt balance and interest rates in effect at December 31, 2014.
(d) Amounts represent our estimate of future asset retirement obligations on an discounted basis. See Note 12 to the consolidated financial statements in this report.

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At December 31, 2014, we had $21.1 million in surety bonds and $26.5 million in letters of credit outstanding. At December 31, 2013, we had $17.5 million in surety bonds and $2.8 million in letters of credit outstanding.

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable. Our derivatives are exposed to credit risk from counterparties. As of December 31, 2014 and February 27, 2015, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit

Suisse Energy LLC and Credit Suisse International, Union Bank N.A, Wells Fargo Bank, N.A., JP Morgan Chase Bank N.A., The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada, The Toronto-Dominion Bank, Merrill Lynch Commodities, Inc., Canadian Imperial Bank of Commerce, Comerica Bank, ING Capital Markets LLC, Credit Agricole Corporate and Investment Bank, and Citizens Bank, National Association. Our counterparties are all lenders who participate in our Third Amended and Restated Credit Agreement. During 2008 and 2009, there was extreme volatility and disruption in the capital and credit markets. While the market has become more stable, future volatility could adversely affect the financial condition of our derivative counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. We periodically obtain credit default swap information on our counterparties. As of December 31, 2014 and February 27, 2015, each of these financial institutions had an investment grade credit rating. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default. As of December 31, 2014, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and JP Morgan Chase Bank N.A., which accounted for approximately 25%, 19% and 15% of our derivative asset balances, respectively. See Note 4 to the consolidated financial statements in this report for more information regarding our derivatives.

Accounts receivable are primarily from purchasers of oil and natural gas products. We have a portfolio of oil, NGL and natural gas sales contracts with large, established refiners and utilities. Our sales contracts are sold at market-sensitive or spot prices. Because our products are commodity products sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers. For the years ended December 31, 2014, 2013 and 2012, we sold oil, NGL and natural gas production representing 10% or more of total revenue to the following purchasers:

	2014	2013	2012
Shell Trading	22%	15%	2%
Phillips 66	10%	15%	16%
Marathon Oil Corporation	8%	10%	14%
Plains Marketing & Transportation LLC	7%	9%	17%
ConocoPhillips	5%	5%	14%

As of December 31, 2014, Shell Trading and Plains Marketing, the only customers who accounted for 10% or more of our trade accounts receivables, comprised 21% and 12%, respectively, of our outstanding trade receivables.

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

Oil and gas properties are reviewed for impairment periodically and when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. For purposes of performing an impairment test, the undiscounted cash flows are forecast using five-year NYMEX forward strip prices at the end of the period and escalated thereafter at 2%. Production and development cost estimates (e.g. operating expenses and development capital) are conformed to reflect the commodity price strip used. For impairment charges, the associated property’s expected future net cash flows are discounted using a weighted average cost of capital which approximated 9% at December 31, 2014. Reserves are calculated based upon reports from third party engineers adjusted for acquisitions or other changes occurring during the year as determined to be appropriate in the good faith judgment of management. Unproved properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

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

Business combinations

We account for all business combinations using the acquisition method. Under the acquisition method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given, whether in the form of cash, assets, equity or the assumption of liabilities. The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values. The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if material, is recognized as a gain at the time of acquisition. All purchase price allocations are finalized within one year from the acquisition date. During the year ended December 31, 2014, we recognized $92.0 million of goodwill as part of the QRE Merger.

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

Our estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of producing properties for impairment. For example, if the SEC prices used for our December 31, 2014 reserve report had been $10.00 less per Bbl and $1.00 less per MMBtu, respectively, then the standardized measure of our estimated proved reserves as of December 31, 2014 would have decreased by approximately $1.3 billion, from $4.5 billion to $3.2 billion.

Please see Part I—Item 1A “—Risk Factors” — “Risks Related to Our Business — Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves.”

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

Goodwill

We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations.

Goodwill is not amortized, but is tested for impairment annually or whenever indicators of impairment exist and charged to impairments. The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

If the fair value of the reporting unit is less than its carrying value, step two of the impairment test is performed. Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The fair value of the tangible and intangible assets and liabilities is based upon various assumptions including a discounted cash flow approach to value our oil and gas reserves (the “Income Approach”). The Income Approach valuation method requires projections of revenue and operating costs over a multi-year period. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment.

New Accounting Standards

See Note 2 to the consolidated financial statements within this report for a discussion of new accounting standards issued but not yet effective.

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

See Note 4 to the consolidated financial statements in this report for additional information related to our financial instruments, including summaries of our commodity and interest rate derivative contracts at December 31, 2014 and a discussion of credit and counterparty risk.

Commodity Price Risk

Due to the historical volatility of oil and natural gas prices, we have entered into various derivative instruments to manage exposure to volatility in the market price of oil and natural gas to achieve more predictable cash flows. We use swaps, collars and options for managing risk relating to commodity prices. All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement. While this strategy may result in us having lower revenues than we would otherwise have if we had not utilized these instruments in times of higher oil and natural gas prices, management believes that the resulting reduced volatility of prices and cash flow is beneficial. While our commodity price risk management program is intended to reduce our exposure to commodity prices and assist with stabilizing cash flow and distributions, to the extent we have hedged a significant portion of our expected production and the cost for goods and services increases, our margins would be adversely affected. Please see Part I—Item 1A “—Risk Factors” —

“Risks Related to Our Business — Our derivative activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders. To the extent we have hedged a significant portion of our expected production and actual production is lower than expected or the costs of goods and services increase, our profitability would be adversely affected.” The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

Our commodity derivative instruments other than our basis swaps provide for monthly settlement based on the differential between the agreement price and the actual ICE Brent oil price, NYMEX WTI oil price, Argus LLS oil price, NYMEX Henry Hub natural gas price or MichCon City-Gate natural gas price. Our basis swaps provide for monthly settlement based on the differential between Henry Hub and various points.

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

Our Permian Basin oil traded at a discount to WTI posted prices due to the deduction of transportation costs and our Permian Basin NGLs traded at a discount due to processing fees, profit sharing and transportation. Our Mid-Continent oil traded at a discount to WTI posted prices primarily due to transportation and quality, and our Mid-Continent NGLs traded at a discount due to regional market demand and transportation. Our Rockies oil, trades at a significant discount to WTI posted prices because of its distance from a major refining market and the fact that our central Wyoming production is priced relative to the Western Canadian Select benchmark. Our Southwestern Wyoming production is priced relative to Flint Hills Resources Wyoming Sweet posted prices. Our Ark-La-Tex oil trades at a premium to WTI posted prices due to local refinery market supply. Our Florida oil from the Sunniland Trend trades at a discount to WTI posted prices primarily because this heavy crude is transported via barge to market. Our Florida area oil from the Jay Field trades at a discount to WTI posted prices due to transportation costs and quality. Our California oil is generally in proximity to the extensive Los Angeles refining market, and trades in accordance with that local market, which competes with waterborne crude imports.

In 2014, the WTI spot price averaged approximately $93 per Bbl, compared with about $98 a year earlier. Monthly average WTI spot prices during 2014 ranged from a low of $59 per Bbl in December to a high of $106 per Bbl in June.

Our MI/IN/KY properties have favorable natural gas supply and demand characteristics due to their Northeastern US location, allowing us to sell our natural gas production at a slight premium to posted prices. Our Rockies area natural gas generally trades at a discount to NYMEX due to its relative location and the regional supply and demand market balances. Prices for natural gas have historically fluctuated widely and many regional markets are aligned with the local supply and demand conditions in those regional markets rather than with the overall U.S. market. Fluctuations in the price for natural gas in the United States are closely associated with the volumes produced in North America and the inventory in underground storage relative to customer demand. U.S. natural gas prices are also typically higher during the winter period when demand for heating is greatest.

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

Interest Rate Risk

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. At December 31, 2014, LIBOR based long-term debt outstanding under our credit facility was $2,168 million. In order to mitigate our interest rate exposure and as part of the QRE Merger, we were novated various interest rate swaps to fix a portion of floating LIBOR based debt under our credit facility. For the year ended December 31, 2014, our weighted average credit facility debt balance was $879 million and if interest rates on our LIBOR based debt increased or decreased by 100 basis points, our annual interest cost would have increased or decreased by approximately $8.8 million.

Changes in Fair Value

The fair value of our outstanding oil and gas commodity derivative instruments at December 31, 2014 was a net asset of approximately $727.2 million. The fair value of our outstanding oil and gas commodity derivative instruments at December 31, 2013 was a net asset of approximately $51.8 million.

As of December 31, 2014, assuming a $10 per barrel increase in the price of oil and a corresponding $1 per Mcf increase in natural gas, our net commodity derivative instrument asset at December 31, 2014 would have decreased by approximately $285 million. Assuming a $10 per barrel decrease in the price of oil and a corresponding $1 per Mcf decrease in natural gas, our net commodity derivative instrument asset at December 31, 2014 would have increased by approximately $300 million.

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

The fair value of our outstanding interest rate derivative instruments was a net liability of approximately $7.2 million at December 31, 2014. We did not have any interest rate derivative instruments at December 31, 2013. With a 100 basis point increase in the LIBOR rate, our outstanding interest rate derivative instruments net liability at December 31, 2014 would have decreased by approximately $8 million. With a 100 basis points decrease in the LIBOR rate to a minimum rate of zero, our net liability at December 31, 2014 would have increased by approximately $5 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated herein by reference from the consolidated financial statements beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our General Partner's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our General Partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Management’s Report on Internal Control Over Financial Reporting” located on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that has not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our directors, executive officers and corporate governance required by this Item is incorporated by reference to the material appearing in our Proxy Statement for the 2015 Annual Meeting of Unitholders (“2015 Proxy Statement”). The 2015 Annual Meeting of Unitholders is to be held on June 18, 2015.

The Board has established an audit committee and determined which members are our “audit committee financial experts.” The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014.

We have adopted a Code of Ethics for Chief Executive Officers and Senior Officers. It is available on our website at http://ir.breitburn.com/documentdisplay.cfm?DocumentID=804.

Directors and Executive Officers of Breitburn GP LLC

The following table sets forth certain information with respect to the members of the board of directors and the executive officers of our General Partner. Executive officers and directors will serve until their successors are duly appointed or elected.

Name	Age	Position with Breitburn GP LLC
Halbert S. Washburn	54	Chief Executive Officer, Director
Mark L. Pease	58	President and Chief Operating Officer
James G. Jackson	50	Executive Vice President and Chief Financial Officer
Gregory C. Brown	63	Executive Vice President, General Counsel and Chief Administrative Officer
W. Jackson Washburn	52	Senior Vice President
David D. Baker	42	Senior Vice President
Bruce D. McFarland	58	Vice President and Treasurer
Lawrence C. Smith	61	Vice President, Controller and Chief Accounting Officer
John R. Butler, Jr.*	76	Chairman of the Board
Randall H. Breitenbach	54	Vice Chairman of the Board
David B. Kilpatrick*	65	Director
Gregory J. Moroney*	63	Director
Charles S. Weiss*	62	Director
Donald D. Wolf*	71	Director

* Independent Directors

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities (collectively, “Insiders”), to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that each of our executive officers and directors has complied with the applicable reporting requirements for transactions in our securities during the fiscal year ended December 31, 2014.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2014.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(3) Exhibits

NUMBER	DOCUMENT
2.1
Agreement and Plan of Merger, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Breitburn GP LLC, Boom Merger Sub, LLC, QR Energy LP and QRE GP, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

3.1	Certificate of Limited Partnership of Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 (File No. 333-134049) filed on July 13, 2006).
3.2
Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on May 21, 2014).

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

3.4
Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of April 5, 2010 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2011).

3.5
Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of December 30, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

3.6
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

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

4.3
First Supplemental Indenture, dated as of August 8, 2013, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture, dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-33055) filed on November 22, 2013).

4.4
First Supplemental Indenture, dated as of August 8, 2013, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture dated as of January 13, 2012 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-33055) filed on November 22, 2013).

4.5
Second Supplemental Indenture, dated as of November 24, 2014, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture, dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-3 (File No. 001-181531) filed on November 24, 2014).

4.6
Second Supplemental Indenture, dated as of November 24, 2014, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture dated as of January 13, 2012 (incorporated herein by reference to Post-Effective Amendment No. 2 to Form S-3 (File No. 001-181531) filed on November 24, 2014).

4.7
Registration Rights Agreement, dated July 23, 2014, by and among Breitburn Energy Partners LP, QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

10.1
Third Amended and Restated Credit Agreement, dated November 19, 2014, by and among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, and Wells Fargo Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on November 29, 2014).

10.2
Second Amended and Restated Credit Agreement, dated May 7, 2010, by and among Breitburn Operating LP, as borrower, BreitBurn Energy Partners L.P., as parent guarantor, and Wells Fargo Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33055) filed on May 10, 2010).

10.3
First Amendment to the Second Amended and Restated Credit Agreement dated September 17, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on September 23, 2010).

10.4
Second Amendment to the Second Amended and Restated Credit Agreement dated May 9, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33055) filed on May 10, 2011).

10.5
Third Amendment to the Second Amended and Restated Credit Agreement dated August 3, 2011 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-33055) filed on August 8, 2011).

10.6
Fourth Amendment to the Second Amended and Restated Credit Agreement dated October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2011).

10.7
Fifth Amendment to the Second Amended and Restated Credit Agreement dated May 25, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on June 29, 2012).

10.8
Sixth Amendment to the Second Amended and Restated Credit Agreement dated October 11, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 16, 2012).

10.9
Seventh Amendment to the Second Amended and Restated Credit Agreement dated February 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33055) filed on February 28, 2013).

10.10
Eighth Amendment to the Second Amended and Restated Credit Agreement dated May 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

10.11
Ninth Amendment to the Second Amended and Restated Credit Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

10.12
Tenth Amendment to the Second Amended and Restated Credit Agreement dated November 6, 2013 (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.13
Eleventh Amendment to the Second Amended and Restated Credit Agreement dated February 21, 2014 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.14
Twelfth Amendment to the Second Amended and Restated Credit Agreement dated April 25, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 28, 2014).

10.15
Third Amended and Restated Administrative Services Agreement, dated May 8, 2012, by and between Pacific Coast Energy Company L.P. and Breitburn Management Company LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33055) filed on August 8, 2012).

10.16
Amendment No. 1 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated March 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on March 20, 2014).

10.17
Amendment No. 2 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33055) filed on November 5, 2014).

10.18
Amendment No. 3 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated July 31, 2014 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33055) filed on November 5, 2014).

10.19
Amendment No. 4 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated August 29, 2014 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33055) filed on November 5, 2014).

10.20
Omnibus Agreement, dated August 26, 2008, by and among Breitburn Energy Holdings LLC, BEC (GP) LLC, Breitburn Energy Company LP, Breitburn GP LLC, Breitburn Management Company LLC and Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on September 2, 2008).

10.21
First Amendment to Omnibus Agreement, dated May 8, 2012, by and among Breitburn Energy Partners LP, Breitburn GP LLC, Breitburn Management Company LLC, Pacific Coast Energy Company L.P., Pacific Coast Energy Holdings LLC and PCEC (GP) LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33055) filed on August 8, 2012).

10.22
Amendment No. 1 to the Operations and Proceeds Agreement, relating to the Dominguez Field and dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and BreitBurn Operating L.P. (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-33055) filed on June 23, 2008).

10.23
Amendment No. 1 to the Surface Operating Agreement dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and its predecessor BreitBurn Energy Corporation and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-33055) filed on June 23, 2008).

10.24
Purchase and Sale Agreement dated June 22, 2013, by and between Whiting Oil and Gas Corporation and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on June 25, 2013).

10.25
Purchase and Sale Agreement dated December 12, 2013, between CrownRock, L.P. and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on December 13, 2013).

10.26
Contribution Agreement, between Antares Energy Company and Breitburn Operating LP, dated as of October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 28, 2014).

10.27
Transaction, Voting and Support Agreement, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Quantum Resource A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP and Black Diamond Resources, LLC, QR Holdings LLC and QR Energy Holdings, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

10.28
Indemnity Agreement between Breitburn Energy Partners LP, Breitburn GP LLC and Halbert S. Washburn, together with a schedule identifying other substantially identical agreements between Breitburn Energy Partners LP, Breitburn GP LLC and each of its executive officers and non-employee directors identified on the schedule (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K (File No. 001-33055) filed on November 4, 2009).

10.29
Third Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and Halbert S. Washburn (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.30
Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and Mark L. Pease (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.31
Second Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and James G. Jackson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.32
Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and Gregory C. Brown (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.33†
Retirement Agreement, dated as of November 30, 2012, among Breitburn Energy Partners LP, Breitburn GP LLC and Randall H. Breitenbach (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on December 6, 2012).

10.34†
First Amended and Restated Breitburn Energy Partners LP 2006 Long-Term Incentive Plan effective as of October 29, 2009 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33055) filed on November 6, 2009).

10.35†
First Amendment to the First Amended and Restated Breitburn Energy Partners LP 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form S-8 Registration Statement (File No. 333-181526) filed on May 18, 2012).

10.36†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Executive Form) (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0001-33055) filed on March 9, 2011).

10.37†*	Form of First Amendment to Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreements (2013 awards).
10.38†*	Form of First Amendment to Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreements (2014 awards).
10.39†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Executive Form) (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0001-33055) filed on March 9, 2011).

10.40†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Director Form) (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0001-33055) filed on March 9, 2011).

10.41†
Omnibus First Amendment to the Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreements, dated as of November 30, 2012, among Breitburn Energy Partners LP, Breitburn GP LLC and Randall H. Breitenbach (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K (File No. 001-33055) filed on December 6, 2012).

10.42†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Deferred Payment Award) for 2013 grants (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-33055) filed on May 3, 2013).

10.43†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Non-Employment Agreement Form) for 2013 grants (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-33055) filed on May 3, 2013).

10.44†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Employment Agreement Form) for 2013 grants (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-33055) filed on May 3, 2013).

10.45†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Employment Agreement Form) for 2014 grants (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.46†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Employment Agreement Form) for 2014 grants (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.47†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Director Form) for 2014 grants (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.48†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Deferred Payment Award) for 2014 grants (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.49†*	Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Employment Agreement Form) for 2015 grants.

10.50†*	Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Employment Agreement Form) for 2015 grants.
10.51†*	Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Director Form) for 2015 grants.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1
Code of Ethics for Chief Executive Officers and Senior Officers (as amended and restated on February 28, 2007) (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on March 5, 2007).

21.1*	List of Subsidiaries of Breitburn Energy Partners LP.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Schlumberger PetroTechnical Services.
23.4*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1*	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in California, Florida, Texas, and Wyoming.
99.2*	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.
99.3*	Schlumberger PetroTechnical Services reserve report.
99.4*	Cawley, Gillespie & Associates, Inc. reserve report.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREITBURN ENERGY PARTNERS LP

	By:	BREITBURN GP LLC,
its General Partner

Dated: March 2, 2015	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Halbert S. Washburn	Chief Executive Officer and Director of	March 2, 2015
Halbert S. Washburn	Breitburn GP LLC
(Principal Executive Officer)

/s/ James G. Jackson	Chief Financial Officer of	March 2, 2015
James G. Jackson	Breitburn GP LLC
(Principal Financial Officer)

/s/ Lawrence C. Smith	Vice President, Controller and Chief Accounting Officer	March 2, 2015
Lawrence C. Smith	Breitburn GP LLC
(Principal Accounting Officer)

/s/ John R. Butler, Jr.	Chairman of the Board of	March 2, 2015
John R. Butler, Jr.	Breitburn GP LLC

/s/ Randall H. Breitenbach	Vice Chairman of the Board	March 2, 2015
Randall H. Breitenbach	Breitburn GP LLC

/s/ David B. Kilpatrick	Director of	March 2, 2015
David B. Kilpatrick	Breitburn GP LLC

/s/ Gregory J. Moroney	Director of	March 2, 2015
Gregory J. Moroney	Breitburn GP LLC

/s/ Charles S. Weiss	Director of	March 2, 2015
Charles S. Weiss	Breitburn GP LLC

/s/ Donald D. Wolf	Director of	March 2, 2015
Donald D. Wolf	Breitburn GP LLC

BREITBURN ENERGY PARTNERS LP AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Breitburn Energy Partners LP (the “Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the Partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Partnership’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As required by Rule 13a-15(c) under the Exchange Act, the Partnership’s management, with the participation of our General Partner’s principal executive officers and principal financial officer, assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this assessment, the Partnership’s management, including our General Partner’s principal executive officer and principal financial officer, concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting was effective based on those criteria.

Management excluded QR Energy LP from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014 because it was acquired in a purchase business combination during 2014. QR Energy, LP’s total assets and total revenues represented approximately 37% and 3%, respectively, of the related consolidated statement amounts as of and the year ended December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, which appears on page F-3.

/s/ Halbert S. Washburn	/s/ James G. Jackson
Halbert S. Washburn	James G. Jackson
Chief Executive Officer of Breitburn GP LLC	Chief Financial Officer of Breitburn GP LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Breitburn GP LLC and
Unitholders of Breitburn Energy Partners LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), partners’ equity and cash flows present fairly, in all material respects, the financial position of Breitburn Energy Partners LP and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, the Partnership’s credit facility is subject to a borrowing base redetermination in 2015, which could require significant principal repayments.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded QR Energy, LP from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Partnership in a purchase business combination during 2014. We have also excluded QR Energy, LP from our audit of internal control over financial reporting. QR Energy, LP is a wholly-owned subsidiary whose total assets and total revenues represent 37% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 2, 2015

Breitburn Energy Partners LP and Subsidiaries
Consolidated Balance Sheets

	December 31,
Thousands	2014	2013
ASSETS
Current assets
Cash	$12,628	$2,458
Accounts and other receivables, net (note 2)	166,436	96,862
Derivative instruments (note 4)	408,151	7,914
Related party receivables (note 5)	2,462	2,604
Inventory	3,727	3,890
Prepaid expenses	7,304	3,334
Total current assets	600,708	117,062
Equity investments	6,463	6,641
Property, plant and equipment
Oil and natural gas properties (note 3)	7,736,409	4,818,639
Non-oil and natural gas assets	60,533	21,338
	7,796,942	4,839,977
Accumulated depletion and depreciation (note 6)	(1,342,741)	(924,601)
Net property, plant and equipment	6,454,201	3,915,376
Other long-term assets
Intangibles, net (note 8)	8,336	11,679
Goodwill (note 3)	92,024	—
Derivative instruments (note 4)	319,560	71,319
Other long-term assets (note 8)	157,042	74,205

Total assets	$7,638,334	$4,196,282

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129,270	$69,809
Current portion of long-term debt (note 9)	105,000	—
Derivative instruments (note 4)	5,457	24,876
Distributions payable	733	—
Current asset retirement obligation	4,948	—
Revenue and royalties payable	40,452	26,233
Wages and salaries payable	22,322	15,359
Accrued interest payable	20,672	19,690
Production and property taxes payable	25,207	20,558
Other current liabilities	7,495	6,364
Total current liabilities	361,556	182,889

Credit facility (note 9)	2,089,500	733,000
Senior notes, net (note 9)	1,156,560	1,156,675
Other long-term debt (note 9)	1,100	—
Total long-term debt (note 9)	3,247,160	1,889,675
Deferred income taxes (note 11)	2,575	2,749
Asset retirement obligation (note 12)	233,463	123,769
Derivative instruments (note 4)	2,269	2,560
Other long-term liabilities	25,135	4,820
Total liabilities	3,872,158	2,206,462

Commitments and contingencies (note 14)

Equity:
Series A cumulative redeemable preferred units, 8.0 million units issued and outstanding at December 31, 2014 and 0 at December 31, 2013 (note 15)	193,215	—
Common units, 210.9 million units issued and outstanding at December 31, 2014 and 119.2 million at December 31, 2013 (note 15)	3,566,468	1,989,820
Accumulated other comprehensive income (loss) (note 16)	(392)	—
Total partners' equity	3,759,291	1,989,820
Noncontrolling interest (note 17)	6,885	—
Total equity	3,766,176	1,989,820

Total liabilities and equity	$7,638,334	$4,196,282
The accompanying notes are an integral part of these consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
Thousands of dollars, except per unit amounts	2014	2013	2012
Revenues and other income items:
Oil, natural gas and natural gas liquid sales	$855,820	$660,665	$413,867
Gain (loss) on commodity derivative instruments, net (note 4)	566,533	(29,182)	5,580
Other revenue, net	7,616	3,175	3,548
Total revenues and other income items	1,429,969	634,658	422,995
Operating costs and expenses:
Operating costs	355,681	262,822	195,779
Depletion, depreciation and amortization	291,709	216,495	137,252
Impairments (note 6)	149,000	54,373	12,313
General and administrative expenses	86,949	58,707	55,465
Loss (gain) on sale of assets	663	(2,015)	486
Total operating costs and expenses	884,002	590,382	401,295

Operating income	545,967	44,276	21,700

Interest expense, net of capitalized interest (note 9)	126,960	87,067	61,206
(Gain) loss on interest rate swaps (note 4)	(490)	—	1,101
Other expense (income), net	(1,746)	(25)	48

Income (loss) before taxes	421,243	(42,766)	(40,655)

Income tax expense (benefit) (note 11)	(73)	905	84

Net income (loss)	421,316	(43,671)	(40,739)

Less: Net income (loss) attributable to noncontrolling interest (note 17)	(17)	—	62

Net income (loss) attributable to the partnership	421,333	(43,671)	(40,801)

Less: distributions to preferred unitholders	10,083	—	—

Net income (loss) attributable to common unitholders	$411,250	$(43,671)	$(40,801)

Basic net income (loss) per unit (note 15)	$3.04	$(0.43)	$(0.56)
Diluted net income (loss) per unit (note 15)	$3.02	$(0.43)	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
Thousands of dollars, except per unit amounts	2014	2013	2012
Net income (loss)	$421,316	$(43,671)	$(40,739)

Other comprehensive income, net of tax:
Change in fair value of available-for-sale securities (a)	(189)	—	—
Pension and post-retirement benefits actuarial loss (b)	(473)	—	—
Total other comprehensive loss	(662)	—	—

Total comprehensive income (loss)	420,654	(43,671)	(40,739)

Less: Comprehensive loss attributable to noncontrolling interest	(287)	—	—

Comprehensive income (loss) attributable to the partnership	$420,941	$(43,671)	$(40,739)

(a) Net of income taxes of $0.1 million for the year ended December 31, 2014.
(b) Net of income taxes of $0.2 million for the year ended December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$421,316	$(43,671)	$(40,739)
Adjustments to reconcile to cash flow from operating activities:
Depletion, depreciation and amortization	291,709	216,495	137,252
Impairment of oil and natural gas properties	149,000	54,373	12,313
Unit-based compensation expense	23,387	19,955	22,266
(Gain) loss on derivative instruments	(567,024)	29,182	(4,479)
Derivative instrument settlement receipts	26,806	8,083	84,615
Prepaid premiums on derivative instruments	—	—	(30,043)
Settlement payments on terminated derivative instruments	—	—	(2,479)
Income from equity affiliates, net	178	(55)	487
Deferred income taxes	(174)	262	(316)
Loss (gain) on sale of assets	663	(2,015)	486
Other	6,204	5,163	4,472
Changes in net assets and liabilities
Accounts receivable and other assets	41,754	(29,322)	6,759
Inventory	163	(804)	1,638
Net change in related party receivables and payables	142	(1,191)	2,832
Accounts payable and other liabilities	(36,369)	711	(3,282)
Net cash provided by operating activities	357,755	257,166	191,782
Cash flows from investing activities (a)
Property acquisitions, net of cash acquired (note 3)	(401,465)	(1,175,817)	(562,356)
Capital expenditures	(417,755)	(266,308)	(135,932)
Other	(18,283)	(26,661)	—
Proceeds from sale of assets	499	2,981	1,129
Net cash used in investing activities	(837,004)	(1,465,805)	(697,159)
Cash flows from financing activities
Proceeds from issuance of preferred units, net	193,215	—	—
Proceeds from issuance of common units, net	277,613	618,013	370,234
Distributions to preferred unitholders	(9,350)	—	—
Distributions to common unitholders	(264,585)	(186,868)	(132,420)
Proceeds from issuance of long-term debt, net	2,457,600	2,276,000	1,502,885
Repayments of long-term debt	(1,785,000)	(1,487,000)	(1,223,000)
Senior note redemption	(352,531)	—	—
Change in bank overdraft	(2,434)	2,013	(3,176)
Debt issuance costs	(25,109)	(15,568)	(9,967)
Net cash provided by financing activities	489,419	1,206,590	504,556
Increase (decrease) in cash	10,170	(2,049)	(821)
Cash beginning of period	2,458	4,507	5,328
Cash end of period	$12,628	$2,458	$4,507

The accompanying notes are an integral part of these consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
Consolidated Statements of Partners’ Equity

Thousands	Common Units	Preferred Units	Partners' Equity
Balance, December 31, 2011	59,864	—	$1,326,764
Distributions on Common Units	—	—	(127,748)
Distributions paid on unissued units under incentive plans	—	—	(4,672)
Sale of Common Units	20,699	—	370,177
Common Units issued for acquisitions	3,014	—	55,691
Common Units issued under incentive plans	1,091	—	24,381
Unit-based compensation	—	—	(14,314)
Net loss attributable to the partnership	—	—	(40,801)
Other	—	—	58
Balance, December 31, 2012	84,668	—	1,589,536
Distributions on Common Units	—	—	(183,594)
Distributions paid on unissued units under incentive plans	—	—	(3,274)
Sales of Common Units	33,925	—	617,752
Common Units issued under incentive plans	577	—	12,421
Unit-based compensation	—	—	650
Net loss attributable to the partnership	—	—	(43,671)
Balance, December 31, 2013	119,170	—	1,989,820
Distributions on Common Units	—	—	(260,958)
Distributions on Preferred Units			(10,083)
Distributions paid on unissued units under incentive plans	—	—	(3,626)
Sales of Common Units	15,272	—	277,605
Sales of Preferred Units	—	8,000	193,215
Common Units issued for acquisitions	75,837	—	1,131,146
Common Units issued under incentive plans	615	—	17,985
Unit-based compensation	—	—	3,246
Net income attributable to the partnership	—	—	421,333
Other comprehensive loss	—	—	(392)
Balance, December 31, 2014	210,894	8,000	$3,759,291

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization

Organization

We are a Delaware limited partnership formed on March 23, 2006. Our initial public offering was in October 2006. Pacific Coast Energy Company LP (“PCEC”), formerly Breitburn Energy Company LP, is our Predecessor.

Our general partner is Breitburn GP LLC, a wholly-owned Delaware limited liability company (the “General Partner”), also formed on March 23, 2006. The board of directors of our General Partner has sole responsibility for conducting our business and managing our operations. We conduct our operations through a wholly-owned subsidiary, Breitburn Operating LP, (“BOLP”), BOLP’s general partner, Breitburn Operating GP LLC (“BOGP”), and through BOLP’s operating subsidiaries.

On November 19, 2014, we completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of July 23, 2014 (the “Merger Agreement”) with QR Energy, LP, a Delaware limited partnership (“QRE”). Pursuant to the terms of the Merger Agreement, QRE merged with a subsidiary of the Partnership, with QRE continuing as the surviving entity and as a direct wholly owned subsidiary of the Partnership (the “QRE Merger”). Immediately thereafter, the Partnership transferred 100% of the limited partner interests of QRE to BOLP. In connection with the QRE Merger, we acquired a controlling interest in East Texas Saltwater Disposal Company (“ETSWDC”), a privately held Texas corporation. The main purpose of ETSWDC is to dispose of salt water generated as a by-product from oil produced in certain East Texas oil fields. See Note 3 for more information.

Our wholly owned subsidiary, Breitburn Management Company LLC (“Breitburn Management”), manages our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. See Note 5 for information regarding our relationship with Breitburn Management. Our wholly-owned subsidiary, Breitburn Finance Corporation (“Breitburn Finance”), was incorporated on June 1, 2009 under the laws of the State of Delaware. Breitburn Finance has no assets or liabilities, and its activities are limited to co-issuing debt securities and engaging in other activities incidental thereto. Our wholly-owned subsidiary, Breitburn Collingwood Utica LLC (“Breitburn Utica”), holds certain non-producing oil and gas zones in the Collingwood-Utica shale play in Michigan and is classified as an unrestricted subsidiary under our credit facility.

We own 100% of our General Partner, BOLP, Breitburn Management, Breitburn Finance and Breitburn Utica.

2. Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Investments in affiliated companies with a 20% or greater ownership interest, and in which we have significant influence but do not have control, are accounted for on an equity basis. Investments in affiliated companies with less than a 20% ownership interest, and in which we do not have control, are accounted for on the cost basis. Investments in which we own greater than a 50% interest and in which we have control are consolidated. Investments in which we own less than a 50% interest but are deemed to have control, or where we have a variable interest in an entity in which we will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns or both, however, are consolidated.

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2014 and 2013. These financial statements also include the results of our operations, our changes in comprehensive income, changes in partners’ capital and cash flows for the years ended December 31, 2014, 2013, and 2012.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In addition, we assume realization of assets and settlement of liabilities in the normal course of business. We recognized net income attributable to the partnership of $421.3 million and cash provided by operations was $357.8 million for the year ended December 31, 2014 and had cash on hand of $12.6 million at December 31, 2014.

As of February 27, 2015, we had approximately $2.166 billion in borrowings under our credit facility and $26.5 million in letters of credit outstanding. Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria (see Note 9 for further discussion of our borrowing base). The borrowing base at December 31, 2014 was $2.5 billion and the next semi-annual redetermination is scheduled for April 2015. Based upon current commodity prices and other factors at the time of future redeterminations, we expect our borrowing base to be decreased. Although our lenders have the discretion to redetermine the borrowing base below our outstanding borrowings, we do not expect that to occur. Without a waiver from our lenders, our credit facility currently provides that if the borrowing base is reduced below our current outstanding borrowings, we are required to repay the deficiency in five equal monthly installments.  We continue to evaluate the public and private markets for capital raising opportunities to reduce borrowings under our credit facility in advance of the April 2015 redetermination.

Our existing cash resources and hedge positions provide us with sufficient funds to meet our expected working capital needs for 2015, assuming that our borrowing base is redetermined above our then outstanding borrowings. Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that the lenders under our credit facility will not reduce the borrowing base to an amount below our outstanding borrowings or that our liquidity requirements will continue to be satisfied, given current oil prices and the discretion of our lenders to decrease our borrowing base. Due to the steep decline in commodity prices, we may not be able to obtain funding in the equity or capital markets on terms we find acceptable. The cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding. If we cannot access the capital markets and repay debt under our credit facility in connection with the borrowing base determination in April 2015, we may be unable to continue to pay distributions to our unitholders and may take other actions to raise funds to repay debt, such as selling assets or monetizing derivative contracts.

We expect the April 2015 credit facility borrowing base redetermination to require principal payments during 2015 to keep our borrowings below the borrowing base, and, as such, we classified $105.0 million as a current liability on the consolidated balance sheet at December 31, 2014.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements are based on a number of significant estimates including acquisition purchase price allocations, debt subject to acceleration, fair value of derivative instruments, unit-based compensation, pension and post-retirement obligations, future cash flow from oil, NGL and natural gas properties and oil, NGL and natural gas reserve quantities, which are the basis for the calculation of depletion, depreciation and amortization (“DD&A”), asset retirement obligations and impairment of oil, NGL and natural gas properties and goodwill.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents consist of cash in banks and investments in money market accounts. The majority of cash and cash equivalents are maintained with a major financial institution in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant default risk.

Accounts receivable

Our accounts receivable are primarily from purchasers of oil and natural gas and counterparties to our financial instruments. Oil receivables are generally collected within 30 days after the end of the month. Natural gas receivables are generally collected within 60 days after the end of the month. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. At December 31, 2014 and 2013, we had an allowance for doubtful accounts receivable of $1.6 million and $0.6 million, respectively.

Inventory

Our inventory consists of oil held in storage tanks related to our Florida operations pending shipment by barge to the point of sale. Oil inventories are carried at the lower of cost to produce or market price. We match production expenses with oil sales. Production expenses associated with unsold oil inventory are recorded as inventory. When using lower of cost or market to value inventory, market is the net realizable value or the estimated selling price less costs of completion and disposal. We assessed our crude oil inventory at December 31, 2014 and December 31, 2013. At December 31, 2014 we recognized a $1.0 million write-off and at December 31, 2013 we determined that its carrying value was below market value and therefore no write-down was necessary.

Investments in equity affiliates

Income from equity affiliates is included as a component of operating income, as the operations of these affiliates are associated with the processing and transportation of our natural gas production. At December 31, 2014, our equity investments consisted primarily of a 24.5% limited partner interest and a 25.5% general partner interest in Wilderness Energy Services LP, with a combined carrying value of $6.1 million. The remaining $0.4 million consists of smaller interests in several other investments where we have significant influence.

Property, plant and equipment

Oil and natural gas properties

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

We carry out tertiary recovery methods on certain of our oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Acquisition costs of tertiary injectants, such as purchased CO2, for enhanced oil recovery (“EOR”) activities that are used prior to the recognition of proved tertiary recovery reserves are expensed as incurred. After a project has been determined to be technically feasible and economically viable, all acquisition costs of tertiary injectants are capitalized as development costs and depleted, as they are incurred solely for obtaining access to reserves not otherwise recoverable and have future economic benefits over the life of the project. As CO2 is recovered together with oil and gas production, it is extracted and re-injected, and all the associated CO2 recycling costs are expensed as incurred. Likewise, other costs incurred to maintain reservoir pressure are also expensed.

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

We capitalize interest costs to oil and gas properties on expenditures made in connection with major projects and the drilling and completion of new oil and natural gas wells. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the units of production method. During 2014, 2013 and 2012, interest of $0.3 million, $0.1 million and $0.1 million, respectively, was capitalized and included in our capital expenditures.

Non-oil and natural gas assets

Buildings and non-oil and gas assets, including property and equipment related to the disposal of saltwater at our East Texas fields acquired in the QRE Merger, are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to 25 years.

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

Investments

Investments consist of debt and equity securities, all of which are classified as available-for-sale and stated at fair value on our consolidated balance sheet. Accordingly, unrecognized changes in fair value and the related deferred tax effect are excluded from earnings and reported as a separate component within our consolidated statement of other comprehensive income. Changes in fair value of securities sold are computed based on the specific identification of the securities sold, and are reclassified from other comprehensive income into earnings (reflected in other expense (income), net on the consolidated statements of operations) in the period sold.

Pensions and Other Postretirement Benefits

We recognize the overfunded or underfunded status of the pension and postretirement benefit plans as either assets or liabilities on our consolidated balance sheet. A plan’s funded status is the difference between the fair value of the plan assets and the plan’s benefit obligation. The plan’s benefit obligation is based on estimates using management’s best estimate and judgments which includes independent actuarial service assumptions to determine the plan obligation. We record the plan’s cost and income – unrecognized losses and gains, unrecognized prior service costs and credits and transition obligations, if any – in our consolidated statement of other comprehensive income until they are amortized into earnings as a component of benefit costs.

Debt issuance costs

The costs incurred to obtain financing have been capitalized. Debt issuance costs are charged to interest expense over the term of the related debt instrument.

Asset retirement obligations

We have significant obligations to plug and abandon oil, natural gas and saltwater disposal wells and related equipment at the end of oil and natural gas production operations or salt water disposal operations. The fair value of a liability for an asset retirement obligation (“ARO”) is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Over time, changes in the present value of the liability are accreted and recorded as part of DD&A on the consolidated statements of operations. The capitalized asset costs are depreciated over the useful lives of the corresponding asset. Recognized liability amounts are based upon future retirement cost estimates and incorporate many assumptions such as: (1) expected economic recoveries of oil and natural gas, (2) time to abandonment, (3) future inflation rates and (4) the risk free rate of interest adjusted for our credit costs. Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance.

Revenue recognition

We recognize revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

Revenues from properties in which we have an interest with other partners are recognized on the basis of our working interest (“entitlement” method of accounting). We generally market most of our natural gas production from our operated properties and pay our partners for their working interest shares of natural gas production sold. As of December 31, 2014 and 2013, our natural gas producer imbalance liability was $11.5 million and $2.6 million, respectively, reflected in other long-term liabilities on the consolidated balance sheets.

Impairment of assets

Long-lived assets and finite lived intangible assets with recorded values that are not expected to be recovered through future cash flows are written down to estimated fair value. A long-lived asset or finite lived intangible asset is tested for impairment periodically and when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset or finite lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. Fair value is generally determined from estimated discounted future net cash flows. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves, and are forecast using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2% per year. Production and development cost estimates (e.g. operating expenses and development capital) are conformed to reflect the commodity price strip used. For impairment charges, the associated property’s expected future net cash flows are discounted using a weighted average cost of capital which approximated 9% at December 31, 2014. Reserves are calculated based upon reports from third party engineers adjusted for acquisitions or other changes occurring during the year as determined to be appropriate in the good faith judgment of management. Unproved properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. We assess our long-lived assets for impairment generally on a field-by-field basis where applicable. See Note 6 for a discussion of impairments of oil, NGL and natural gas assets.

We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations.

Goodwill is not amortized, but is tested for impairment annually or whenever indicators of impairment exist and charged to impairments. The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

If the fair value of the reporting unit is less than its carrying value, step two of the impairment test is performed. Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The fair value of the tangible and intangible assets and liabilities is based upon various assumptions including a discounted cash flow approach to value our oil and gas reserves (the “Income Approach”). The Income Approach valuation method requires projections of revenue and operating costs over a multi-year period. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment.

Equity-based compensation

Breitburn Management has various forms of equity-based compensation outstanding under employee compensation plans that are described more fully in Note 18. Awards classified as equity are valued on the grant date and are recognized as compensation expense over the vesting period, which is part of the general and administrative (“G&A”) expenses line on the consolidated statements of operations. We recognize equity-based compensation costs on a straight line basis over the requisite service periods.

Fair market value of financial instruments

The carrying amount of our cash, accounts receivable, accounts payable, related party receivables and payables and accrued expenses approximate their respective fair value due to the relatively short term of the related instruments. The carrying amount of long-term debt under our credit facility approximates fair value; however, changes in the credit markets may impact our ability to enter into future credit facilities at similar terms. See Note 9 for the fair value of our Senior Notes.

Accounting for business combinations

We account for all business combinations using the acquisition method. Under the acquisition method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given, whether in the form of cash, assets, equity or the assumption of liabilities. The assets acquired and liabilities assumed are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values. The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if material, is recognized as a gain at the time of acquisition. Similarly, the deficit of the fair value of assets acquired and liabilities assumed under the cost of an acquired entity, if material, is recognized as goodwill at the time of acquisition. All purchase price allocations are finalized within one year from the acquisition date.

During the year ended December 31, 2014, we recognized $92.0 million of goodwill as part of the QRE Merger.

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

For our properties in Florida, there are a limited number of alternative methods of transportation for our production. Substantially all of our crude oil production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services for a reasonable fee could result in our having to find transportation alternatives, increased transportation costs or involuntary curtailment of our crude oil production, which could have a negative impact on our future consolidated financial position, results of operations and cash flows.

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

Fair value measurement is based upon a hypothetical transaction to sell an asset or transfer a liability at the measurement date. The objective of fair value measurement is to determine the price that would be received in selling the asset or transferring the liability in an orderly transaction between market participants at the measurement date. If we have a principal market for the asset or liability, the fair value measurement shall represent the price in that market, otherwise the price will be determined based on the most advantageous market. See Note 4 for detail on our derivative instruments.

Income taxes

Our subsidiaries are mostly partnerships or limited liability companies treated as partnerships for federal tax purposes with essentially all taxable income or loss being passed through to the members. As such, no federal income tax for these entities has been provided.

We have three wholly-owned subsidiaries and a controlling interest in an additional subsidiary that are subject to corporate income taxes. Deferred income taxes are recorded under the asset and liability method. Where material, deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

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

We performed analysis as of December 31, 2014 and 2013 and concluded that there were no uncertain tax positions requiring recognition in our financial statements.

Net income or loss per unit

FASB Accounting Standards require use of the “two-class” method of computing earnings per unit for all periods presented. The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of Common Unit and participating security as if all earnings for the period had been distributed. Unvested restricted unit awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation. Our unvested restricted phantom units (“RPUs”) and convertible phantom units (“CPUs”) participate in dividends on an equal basis with Common Units; therefore, there is no difference in undistributed earnings allocated to each participating security. Our 8.25% Series A Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”) rank senior to our Common Units with respect to the payment of distributions and, therefore, distributions on Preferred Units are deducted from net income when calculating net income attributable to common unitholders and participating securities. Accordingly, our calculation is prepared on a combined basis and is presented as net income (loss) per Common Unit. See Note 15 for our earnings per Common Unit calculation.

Environmental expenditures

We review, on an annual basis and when new information becomes available, our estimates of the cleanup costs of various sites. When it is probable that obligations have been incurred and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. At December 31, 2014, we had a $1.8 million undiscounted environmental liability accrued that included cost estimates related to the maintenance of ground water monitoring wells associated with certain former well sites in Michigan that are no longer producing. At December 31, 2013, we had a $2.2 million undiscounted environmental liability accrued.

Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. We are evaluating the impact, if any, that ASU 2014-09 will have on our financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard clarifies that a performance target that affects vesting and that can be achieved after the requisite period service period, should be treated as a performance condition. The update is effective for financial statement periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the impact, if any, that ASU 2014-12 will have on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and the voting model, affecting all reporting entities involved with limited partnerships or similar entities, particularly industries such as the oil and gas, transportation and real estate sectors. In addition to reducing the number of consolidation models from four to two, the guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE. The requirements of the guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

3. Acquisitions

We account for all business combinations using the acquisition method of accounting. The initial accounting applied to our acquisitions at the time of the purchase may not be complete and adjustments to provisional accounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date prior to concluding on the final purchase price of an acquisition.

Our purchase price allocations are based on discounted cash flows, quoted market prices and estimates made by management, and the most significant assumptions are those related to the estimated fair values assigned to oil and natural gas properties with proved reserves. To estimate the fair values of acquired properties, estimates of oil and natural gas reserves are prepared by management in consultation with independent engineers. We apply estimated future prices to the estimated reserve quantities acquired and estimate future operating and development costs to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are discounted using a market-based weighted average cost of capital. We also periodically employ third party valuation firms to assist in the valuation of complex facilities, including pipelines, gathering lines and processing facilities.

We conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values while transaction and integration costs associated with the acquisitions are expensed as incurred.

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

2014 Acquisitions

QRE

On November 19, 2014, we completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of July 23, 2014, pursuant to which QRE merged with a subsidiary of the Partnership, with QRE continuing as the surviving entity and as a direct wholly owned subsidiary of the Partnership.

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in QRE (a “QRE Common Unit”) and Class B Unit representing a limited partner interest in QRE (a “Class B Unit”) was converted into the right to receive 0.9856 newly issued Common Units (the “Merger Consideration”). A total of 6,748,067 Class B Units, issuable upon a change of control of QRE, were issued and treated as outstanding in connection with the QRE Merger and along with 6,133,558 previously issued Class B Units were converted into the right to receive the Merger Consideration. Each outstanding Class C Unit (a “Class C Unit”) of QRE was converted into the right to receive cash in an amount equal to $350 million divided by the number of Class C Units outstanding immediately prior to the effective time of the QRE Merger.

Pursuant to the QRE Merger, we issued approximately 71.5 million Common Units as part of the Merger Consideration. In connection with the consummation of the QRE Merger, the New York Stock Exchange (the “NYSE”) was notified that each outstanding QRE Common Unit was converted into the right to receive the Merger Consideration described above, subject to the terms and conditions of the Merger Agreement. On November 21, 2014, the NYSE filed a notification of removal from listing on Form 25 with the SEC with respect to delisting the QRE Common Units.

In connection with the QRE Merger, we acquired a 59% controlling interest in ETSWDC and have consolidated ETSWDC into our consolidated financial statements. The main purpose of ETSWDC is to dispose of salt water generated as a by-product from oil produced in certain East Texas oil fields.

The initial purchase price, subject to customary purchase price adjustments, for the QRE Merger was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Cash	$5,121
Accounts and other receivables	112,944
Current derivative instrument assets	70,362
Prepaid expenses	3,123
Oil and gas properties	2,402,202
Non-oil and gas assets	17,866
Goodwill	92,024
Long-term derivative instrument assets	72,998
Other long-term assets	50,619
Accounts payable and accrued liabilities	(157,774)
Current derivative instrument liabilities	(6,512)
Current asset retirement obligation	(2,618)
Credit facility debt	(790,000)
Senior notes at fair value	(344,129)
Long-term asset retirement obligation	(91,465)
Long-term derivative instrument liabilities	(8,877)
Other long-term liabilities	(10,277)
Non-controlling interest	(7,173)

$1,408,434

The initial purchase price allocation was determined by management with the assistance of outside valuation consulting firms. While the initial valuation and purchase price allocation has been completed, circumstances may arise in the future that could lead to adjustments to the valuation and/or allocation. If adjustments are required, they would be recorded no later than one year from the acquisition date.

Acquisition-related costs for the QRE Merger were $11.8 million for the year ended December 31, 2014 and are reflected in G&A expenses on the consolidated statements of operations. For the year ended December 31, 2014, we recorded $42.1 million in revenue and $24.9 million in lease operating expenses, including production and property taxes, from the QRE Merger.

In connection with the QRE Merger, on November 19, 2014, we entered into a Transition Services Agreement (“TSA”) with Quantum Resources Management, LLC (“QRM”).  Under the terms of the TSA, each party agreed to provide certain land administrative, accounting, IT and marketing services to the other party. The term of the TSA commenced on November 19, 2014 and terminates on the earlier of (i) six months following November 19, 2014 and (ii)(A) with respect to QRM, the date upon which we provide written notice to QRM of our desire to terminate the TSA and (B) with respect to us, the date upon which QRM provides us with written notice of its desire to terminate the TSA.

In connection with the QRE Merger, we assumed QRE’s 9.25% Senior Notes due 2020 (the “QRE Notes”), with an aggregate principal amount of $300 million, and a carrying amount of $297.0 million, net of $3.0 million of unamortized discount. We recognized the QRE Notes at their fair value at the close of the Merger of $344.1 million. Upon the closing of the QRE Merger, on November 19, 2014, QRE issued notices of redemption to the holders of the QRE Notes, specifying a redemption date of December 19, 2014 for 35% of the QRE Notes at a redemption price of 109.25% and a redemption date of December 22, 2014 for the remaining QRE Notes at a redemption price equal to 117.67% in accordance with the terms of its indenture, plus accrued and unpaid interest to the redemption dates. On November 19, 2014, QRE also placed in trust with the trustee sufficient funds to redeem all of the outstanding QRE Notes and pay accrued and unpaid interest thereon to, but not including, the applicable redemption dates. As a result, on November 19, 2014, QRE was released from its obligations under the QRE Notes and the indenture governing the QRE Notes pursuant to the satisfaction and discharge provisions described therein. As the QRE Notes were fully redeemed during the fourth quarter of 2014, they are not reflected on our consolidated balance sheet at December 31, 2014.

Antares Acquisition
On October 24, 2014, we completed the acquisition of certain oil and gas properties located in the Midland Basin, Texas from Antares Energy Company, a Delaware corporation, in exchange for 4.3 million Common Units and $50.0 million in cash (the “Antares Acquisition”), subject to customary purchase price adjustments, for a total preliminary purchase price of $122.7 million, which was allocated to oil and natural gas assets ($111.4 million to unproved properties and $13.0 million to proved properties and $1.7 million to ARO). The number of Common Units being issued as partial consideration will not be adjusted to account for changes in the unit price or for purchase price adjustments. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

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

The final purchase price for this acquisition was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties - proved	$700,963
Oil and gas properties - unproved	43,492
Pipeline and processing facilities	74,537
Derivative assets - current	15
Intangibles	14,739
Derivative assets - long-term	16,183
Other long-term assets	10,936
Derivative liabilities - current	(6,347)
Accrued liabilities	(1,115)
Asset retirement obligation	(8,102)
$845,301

Whiting novated to us derivative contracts, with a counterparty that is a participant in our current credit facility, consisting of NYMEX West Texas Intermediate (“WTI”) fixed price crude oil swaps covering a total of approximately 5.4 million barrels of future production in 2013 through 2016 at a weighted average hedge price of $95.44 per Bbl, which were valued as a net asset of $9.9 million at the acquisition date. The purchase price allocation also included finite-lived intangibles valued at $14.7 million relating to two CO2 purchase contracts that we received in the acquisition.  An intangible asset was established to value the portion of the CO2 contracts that were above market at closing in the purchase price allocation. We amortize the CO2 contracts based on the amount of CO2 purchases made in each period over the contracts’ respective lives. During the year ended December 31, 2014, we recorded $3.9 million in amortization for these contracts. We were also novated a $10.9 million long-term advance relating to future CO2 supply contract arrangements.

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

Acquisition-related costs for the Oklahoma Panhandle Acquisitions of $3.3 million ($3.2 million recorded in 2013), were included in G&A expenses on the consolidated statements of operations. For the year ended December 31, 2013, we recorded approximately $104.9 million in sales revenue and $29.9 million in lease operating expenses, including production and property taxes, from our Oklahoma Panhandle Acquisitions.

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

The final purchase price for 2013 Permian Basin Acquisitions was allocated to the assets acquired and liabilities assumed as follows:

Thousands of dollars
Oil and gas properties - proved	$258,728
Oil and gas properties - unproved	44,451
Asset retirement obligation	$(1,069)
$302,110

Acquisition-related costs for the 2013 Permian Basin Acquisitions were $0.6 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, and are reflected in G&A expenses on the consolidated statements of operations. For the year ended December 31, 2013, we recorded two days of sales revenue less lease operating expenses and production and property taxes of $0.2 million from our 2013 Permian Basin Acquisitions.

2012 Acquisitions

NiMin Acquisition

In June 2012, we completed the acquisition of oil properties located in Park County in the Bighorn Basin of
Wyoming from Legacy Energy, Inc., a wholly-owned subsidiary of NiMin Energy Corp. (the “NiMin Acquisition”). The final purchase price for this acquisition was approximately $95 million in cash, which was primarily allocated to oil and natural gas properties (including $36.2 million in unproved properties) and included $1.7 million of ARO. Acquisition-related costs for the NiMin Acquisition were $0.4 million and are reflected in G&A expenses on the consolidated statements of operations. Revenues and expenses from the NiMin properties are reflected in our consolidated statements of operations beginning June 28, 2012. For the year ended December 31, 2012, we recorded $6.6 million in sales revenue and $3.2 million in lease operating expenses, including production and property taxes, from our NiMin properties.

Permian Basin Acquisitions

On July 2, 2012, we completed acquisitions of oil and natural gas properties located in the Permian Basin in Texas from Element Petroleum, LP and CrownRock, L.P. for approximately $148 million and $70 million, respectively. On December 28, 2012, we completed the acquisition of oil and natural gas properties located in the Permian Basin in Texas from CrownRock, L.P., Lynden USA Inc. and Piedra Energy I, LLC for approximately $164 million, $25 million and $10 million, respectively (together with the July 2, 2012 acquisitions, the “2012 Permian Basin Acquisitions”). The final purchase price for each of the 2012 acquisitions in the Permian Basin was primarily allocated to oil and natural gas properties, including $52.5 million of unproved oil and gas properties, with $44.3 million related to the Element Petroleum, LP acquisition and $8.2 million related to the first CrownRock, L.P., acquisition. Acquisition-related costs for the July 2012 Permian Basin acquisitions were $1.0 million and were recorded in G&A expenses on the consolidated statements of operations. Acquisition-related costs for the December 2012 Permian Basin acquisitions were $0.5 million and were recorded in G&A expenses on the consolidated statements of operations. For the year ended December 31, 2012 we recorded and $19.1 million in sales revenue and $3.8 million in lease operating expenses, including production and property taxes, from 2012 acquisitions in the Permian Basin.

AEO Acquisition

On November 30, 2012, we completed the acquisition of principally oil properties from American Energy Operations, Inc. (“AEO”) located in the Belridge Field in Kern County, California (the “AEO Acquisition”), with an effective date of November 1, 2012, for approximately $38 million in cash and 3 million Common Units. Of the final purchase price of $38 million in cash and $56 million in Common Units, $97.8 million was allocated to proved oil properties, and $4.0 million was allocated to ARO as follows:

Thousands of dollars
Oil and gas properties - proved	$97,814
Asset retirement obligation	(4,014)
Net assets acquired	$93,800

Acquisition-related costs for the AEO Acquisition were $0.4 million and were recorded in G&A expenses on the consolidated statements of operations beginning December 1, 2012. For the year ended December 31, 2012 we recorded$2.6 million in sales revenue and $0.6 million in lease operating expenses, including production and property taxes from the properties acquired in the AEO Acquisition.

Pro Forma (unaudited)

The following unaudited pro forma financial information presents a summary of our combined statements of operations for the years ended December 31, 2014, 2013, and 2012 assuming: (i) the QRE Merger was completed on January 1, 2013 and (ii) the Whiting Acquisition and additional acquired assets in the Oklahoma Panhandle acquisitions and the 2013 Permian Basin Acquisitions were completed on January 1, 2012. The pro forma results reflect the results of combining our statements of operations with the results of operations from all of our 2013 and 2014 acquisitions, adjusted for (1) the assumption of ARO and accretion expense for the properties acquired, (2) depletion and depreciation expense applied to the adjusted purchase price of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions, including the amortization of debt issuance costs, and (4) the effect on the denominator for calculating net income (loss) per unit of common unit issuances necessary to finance the acquisitions. The pro forma financial information is not necessarily indicative of the results of operations if these acquisitions had been effective January 1, 2013 or 2012. The Antares Acquisition in 2014 was not included in the pro forma information as Antares represented less than 0.1% of our 2014 revenue, and is considered immaterial.

	Pro Forma Year Ended December 31,
Thousands of dollars, except per unit amounts	2014	2013	2012
Revenues	$1,947,315	$1,280,718	$688,452
Net income attributable to the partnership	541,935	102,486	49,342

Net income per common unit:
Basic	$2.51	$0.49	$0.46
Diluted	$2.50	$0.49	$0.46

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

In November 2014, in connection with the QRE Merger, QRE novated their commodity derivative instruments to us. Those contracts are included in the following oil and natural gas derivative instrument tables.

We had the following oil contracts in place at December 31, 2014:

	Year
	2015	2016	2017	2018
Oil Positions:
Fixed Price Swaps - NYMEX WTI
Volume (Bbl/d)	20,415	15,504	13,519	493
Average Price ($/Bbl)	$93.30	$88.07	$85.05	$82.20
Fixed Price Swaps - ICE Brent
Volume (Bbl/d)	3,374	4,300	298	—
Average Price ($/Bbl)	$97.89	$95.17	$97.50	$—
Collars - NYMEX WTI
Volume (Bbl/d)	2,025	1,500	—	—
Average Floor Price ($/Bbl)	$90.00	$80.00	$—	$—
Average Ceiling Price ($/Bbl)	$111.73	$102.00	$—	$—
Collars - ICE Brent
Volume (Bbl/d)	500	500	—	—
Average Floor Price ($/Bbl)	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$109.50	$101.25	$—	$—
Puts - NYMEX WTI
Volume (Bbl/d)	500	1,000	—	—
Average Price ($/Bbl)	$90.00	$90.00	$—	$—
Total:
Volume (Bbl/d)	26,814	22,804	13,816	493
Average Price ($/Bbl)	$93.51	$89.01	$85.32	$82.20

We had the following natural gas contracts in place at December 31, 2014:

	Year
	2015		2016	2017	2018
Gas Positions:
Fixed Price Swaps - MichCon City-Gate
Volume (MMBtu/d)	7,500		17,000	10,000	—
Average Price ($/MMBtu)	$6.00		$4.46	$4.48	$—
Fixed Price Swaps - Henry Hub
Volume (MMBtu/d)	54,891		36,050	19,016	1,870
Average Price ($/MMBtu)	$4.84		$4.24	$4.43	$4.15
Collars - Henry Hub
Hedged Volume (MMBtu/d)	18,000		630	595	—
Average Floor Price ($/MMBtu)	$5.00		$4.00	$4.00	$—
Average Ceiling Price ($/MMBtu)	$7.48		$5.55	$6.15	$—
Puts - Henry Hub
Volume (MMBtu/d)	1,920		11,350	10,445	—
Average Price ($/MMBtu)	$4.78		$4.00	$4.00	$—
Deferred Premium ($/MMBtu)	$0.64	(a)	$0.66	$0.69	$—
Total:
Volume (MMBtu/d)	82,311		65,030	40,056	1,870
Average Price ($/MMBtu)	$4.98		$4.25	$4.33	$4.15

Basis Swaps- Henry Hub
Hedged Volume (MMBtu/d)	14,400		—	—	—
Average Price ($/MMBtu)	$(0.19)		$—	$—	$—

(a) Deferred premiums of $0.64 apply to 420 MMBtu/d of the 2015 volume.

During the years ended December 31, 2014 and 2013, we did not enter into any derivative instruments that required prepaid premiums.

During the years ended December 31, 2014 and 2013, $8.5 million and $4.9 million, respectively, of premiums paid in 2012 related to oil and gas derivatives settled. As of December 31, 2014, premiums paid in 2012 related to oil and natural gas derivatives to be settled in 2015 and beyond were as follows:

	Year
Thousands of dollars	2015	2016	2017	2018
Oil	$4,683	$7,438	$734	$—
Natural gas	$1,989	$952	$—	$—

Interest Rate Activities

We are subject to interest rate risk associated with loans under our credit facility that bear interest based on floating rates. To fix a portion of our floating LIBOR-base debt under our credit facility, we had the following interest rate swaps in place at December 31, 2014, which were novated to us in November 2014 in connection with the QRE Merger:

	Year
	2015	2016
Fixed Rate Swaps - LIBOR
Notional Amount (thousands of dollars)	$406,733	$410,000
Average Fixed Rate	1.59%	1.72%

As of December 31, 2013, we had no interest rate swaps in place. We do not currently designate any of our interest rate derivatives as hedges for financial accounting purposes.

Fair Value of Derivative Instruments

FASB Accounting Standards require disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The required disclosures are detailed below.

Fair value of derivative instruments not designated as hedging instruments:

Balance sheet location, thousands of dollars	Oil Commodity Derivatives	Natural Gas Commodity Derivatives	Interest Rate Derivatives	Commodity Derivatives Netting (a)	Total Financial Instruments

As of December 31, 2014
Assets
Current assets - derivative instruments	$350,351	$58,246	$—	$(445)	$408,152
Other long-term assets - derivative instruments	296,441	29,649	210	(6,740)	319,560
Total assets	646,792	87,895	210	(7,185)	727,712

Liabilities
Current liabilities - derivative instruments	(214)	(563)	(5,126)	445	(5,458)
Long-term liabilities - derivative instruments	(1,520)	(5,220)	(2,269)	6,740	(2,269)
Total liabilities	(1,734)	(5,783)	(7,395)	7,185	(7,727)

Net assets (liabilities)	$645,058	$82,112	$(7,185)	$—	$719,985

As of December 31, 2013
Assets
Current assets - derivative instruments	$4,373	$15,419	$—	$(11,878)	$7,914
Other long-term assets - derivative instruments	59,412	23,750	—	(11,843)	71,319
Total assets	63,785	39,169	—	(23,721)	79,233

Liabilities
Current liabilities - derivative instruments	(35,634)	(1,120)	—	11,878	(24,876)
Long-term liabilities - derivative instruments	(13,620)	(783)	—	11,843	(2,560)
Total liabilities	(49,254)	(1,903)	—	23,721	(27,436)

Net assets	$14,531	$37,266	$—	$—	$51,797

(a) Represents counterparty netting under derivative netting agreements. The agreements allow for netting of oil and natural gas commodity derivative instruments. These contracts are reflected net on the balance sheet.

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Location of gain (loss), thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Year Ended December 31, 2014
Net gain	$526,335	$40,198	$490	$567,023

Year Ended December 31, 2013
Net gain (loss)	$(34,259)	$5,077	$—	$(29,182)

Year Ended December 31, 2012
Net gain (loss)	$(15,752)	$21,332	$(1,101)	$4,479

(a) Included in gain (loss) on commodity derivative instruments, net on the consolidated statements of operations.
(b) Included in (gain) loss on interest rate swaps on the consolidated statements of operations.

Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date. Level 2 – Inputs other than quoted prices that are included in Level 1. Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies. We consider the over the counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2. Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability. Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models. Certain OTC derivatives that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3. As of December 31, 2014 and 2013, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data. We had no transfers in or out of Levels 1, 2 or 3 during the years ended December 31, 2014, 2013 and 2012. Our policy is to recognize transfers between levels as of the end of the period.

Our assessment of the significance of an input to its fair value measurement requires judgment and can affect the valuation of the assets and liabilities as well as the category within which they are classified.

Derivative Instruments

Our Treasury/Risk Management group calculates the fair value of a portion of our commodity and interest rate swaps and options. We compare these fair value amounts to the fair value amounts that we receive from the counterparties on a monthly basis. Any differences are resolved and any required changes are recorded prior to the issuance of our financial statements.

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

The fair value of the commodity and interest rate derivative instruments that were novated to us in connection with the QRE Merger are estimated using a combined income and market valuation methodology based upon forward commodity prices and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. We validate the data provided by independent pricing services by comparing such pricing against other third party pricing data.

Available for Sale Securities

The fair value of our available for sale securities are estimated using actual trade data, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources. We validate the data provided by independent pricing services to make assessments and determinations as to the ultimate valuation of its investment portfolio by comparing such pricing against other third party pricing data. We consider the inputs to the valuation of our available for sale securities to be Level 1.

Fair Value Hierarchy

The following table sets forth, by level within the hierarchy, the fair value of our financial instrument assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. All fair values reflected below and on the consolidated balance sheets have been adjusted for nonperformance risk.

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2014
Assets (liabilities)
Oil derivative instruments
Oil swaps	$—	$583,648	$—	$583,648
Oil collars	—	—	44,405	44,405
Oil puts	—	—	17,005	17,005
Natural gas derivative instruments
Natural gas swaps	—	62,220	—	62,220
Natural gas collars	—	—	13,256	13,256
Natural gas puts	—	—	6,636	6,636
Interest rate swaps
Interest rate swaps	—	(7,185)	—	(7,185)
Available-for-sale securities				—
Equities	4,138	—	—	4,138
Mutual Funds	10,577	—	—	10,577
Exchange traded funds	4,630	—	—	4,630
Net assets	$19,345	$638,683	$81,302	$739,330

As of December 31, 2013
Assets (liabilities)
Oil derivative instruments
Oil swaps	$—	$5,573	$—	$5,573
Oil collars	—	—	2,683	2,683
Oil puts	—	—	6,275	6,275
Natural gas derivative instruments
Natural gas swaps	—	35,419	—	35,419
Natural gas calls	—	—	(650)	(650)
Natural gas puts	—	—	2,497	2,497
Net assets	$—	$40,992	$10,805	$51,797

The following table sets forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Year End December 31,
	2014		2013		2012
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$8,957	$1,848	$15,169	$1,672	$8,509	$37,049
Derivative instrument settlements (b)	4,094	815	(125)	(892)	14,131	42,401
Gain (loss) (b)(c)	37,189	5,357	(6,087)	1,068	(20,760)	(81,556)
Purchases (b)(d)	11,170	11,872	—	—	13,288	—
Ending balance	$61,410	$19,892	$8,957	$1,848	$15,169	$1,672

(a) We had no fair value changes for our derivative instruments classified as Level 3 related to sales or issuances.
(b) Included in gain (loss) on commodity derivative instruments, net on the consolidated statements of operations.
(c) Represents gain (loss) on mark-to-market of derivative instruments.
(d) 2014 purchases related to derivative instruments novated to us in connection with the QRE Merger. 2012 purchases relate to natural gas put options entered into in June 2012 and oil options entered into in August 2012.

For Level 3 derivatives measured at fair value on a recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation
Thousands of dollars	December 31, 2014	Technique	Unobservable Input	Range
Oil options	$61,410	Option Pricing Model	Oil forward commodity prices	$53.27/Bbl - $71.66/Bbl
			Oil volatility	29.21% - 46.16%
			Own credit risk	5%
Natural gas options	19,892	Option Pricing Model	Gas forward commodity prices	$2.88/MMBtu - $3.99/MMBtu
			Gas volatility	18.59% - 63.51%
			Own credit risk	5%
Total	$81,302

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

Credit and Counterparty Risk

Financial instruments, which potentially subject us to concentrations of credit risk consist principally of derivatives and accounts receivable. Our derivatives expose us to credit risk from counterparties. As of December 31, 2014, our derivative counterparties were Barclays Bank PLC, Bank of Montreal, Citibank, N.A, Credit Suisse Energy LLC and Credit Suisse International, Union Bank N.A, Wells Fargo Bank, N.A., JP Morgan Chase Bank N.A., The Bank of Nova Scotia, BNP Paribas, Royal Bank of Canada, The Toronto-Dominion Bank, Merrill Lynch Commodities, Inc., Canadian Imperial Bank of Commerce, Comerica Bank, ING Capital Markets LLC, Credit Agricole Corporate and Investment Bank, and Citizens Bank, National Association. Our counterparties are all lenders under our Third Amended and Restated Credit Agreement. Our credit agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. We periodically obtain credit default swap information on our counterparties. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to fail to perform in accordance with the terms of the contract. This risk is managed by diversifying our derivatives portfolio. As of December 31, 2014, each of these financial institutions had an investment grade credit rating. As of December 31, 2014, our largest derivative asset balances were with Wells Fargo Bank, National Association, Credit Suisse Energy LLC and JP Morgan Chase Bank N.A., which accounted for approximately 25%, 19% and 15% of our derivative asset balances, respectively.

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

On May 8, 2012, Breitburn Management entered into the Third Amended and Restated Administrative Services Agreement (the “Third Amended and Restated Administrative Services Agreement”) with PCEC, pursuant to which the parties agreed to increase the monthly fee charged by Breitburn Management to PCEC for indirect costs. For the first three months of 2012, the monthly fee charged by Breitburn Management to PCEC for indirect costs was set at $571,000, and the two parties agreed to increase that monthly fee to $700,000, effective April 1, 2012. The term of the Agreement was to expire on August 31, 2014, and in 2014 the term was extended to June 30, 2015, at which time, the agreement is subject to renegotiation. In connection with the PCEC transactions and the Third Amended and Restated Administrative Services Agreement, PCEC also paid us a $250,000 fee.

In connection with the Trust IPO, we, Breitburn GP LLC and Breitburn Management entered into the First Amendment to Omnibus Agreement, dated as of May 8, 2012, with PCEC, Pacific Coast Energy Holdings LLC, formerly known as Breitburn Energy Holdings, LLC, and PCEC (GP) LLC, formerly known as BEC (GP) LLC (the “First Amendment to Omnibus Agreement”). Pursuant to the First Amendment to Omnibus Agreement, the parties agreed to amend the Omnibus Agreement among the parties, dated as of August 26, 2008 (the “Omnibus Agreement”), to remove Article III of the Omnibus Agreement, which contained our right of first offer with respect to the sale of assets by PCEC and its affiliates.

At December 31, 2014 and 2013, we had net current receivables of $2.4 million and $2.5 million, respectively, due from PCEC related to the applicable administrative services agreement, employee related costs and oil and gas sales made by PCEC on our behalf from certain properties. During 2014, the monthly charges to PCEC for indirect expenses totaled $8.4 million and charges for direct expenses including direct payroll and other direct costs totaled $10.9 million. During 2013, the monthly charges to PCEC for indirect expenses totaled $8.4 million and charges for direct expenses including direct payroll and other direct costs totaled $10.6 million. During 2012, the monthly charges to PCEC for indirect expenses totaled $8.0 million and charges for direct expenses including direct payroll and other direct costs totaled $8.6 million.

At December 31, 2014 and 2013, we had receivables of $0.1 million and $0.1 million, respectively, due from certain of our other affiliates primarily representing investments in natural gas processing facilities for management fees due from them and operational expenses incurred on their behalf.

6. Impairments

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and the outlook for market supply and demand conditions for oil and natural gas. For purposes of performing an impairment test, the undiscounted future cash flows are based on total proved and risk-adjusted probable and possible reserves and are forecast using five-year NYMEX forward strip prices at the end of the period and escalated along with expenses and capital starting year six and thereafter at 2% per year. Production and development cost estimates (e.g. operating expenses and development capital) are conformed to reflect the commodity price strip used. For impairment charges, the associated property’s expected future net cash flows are discounted using a market-based weighted average cost of capital rate that currently approximates 9%. Additional inputs include oil and natural gas reserves, future operating and development costs and future commodity prices. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

During the year ended December 31, 2014, we recorded impairments related to our oil, NGL and natural gas properties of $149.0 million, including $124.8 million in Florida, $11.2 million in the Rockies, $8.5 million in MI/IN/KY, $2.3 million in the Permian Basin and $2.2 million in Mid-Continent. The Florida impairments are due to reserve adjustments primarily related to lower crude oil prices and well performance. The Rockies impairments are due to reserve adjustments related to a combination of lower oil prices, well performance and higher expense projections. The MI/IN/KY impairments relate to lower commodity prices and the write-off of investments associated with expiring leases that we have elected not to renew. The Permian Basin and Mid-Continent property impairments related to lower commodity prices.

During the year ended December 31, 2013, we recorded non-cash impairment charges of approximately $54.4 million, including $28.3 million of impairments to our Michigan non-Antrim oil and gas properties due to negative reserve adjustments due to lower performance and a decrease in expected future commodity prices, and $25.3 million of impairments to an oil property in our Bighorn Basin in Northern Wyoming due to a negative reserve adjustment due to lower performance and a decrease in expected future oil prices. Decreased drilling activity in Michigan was also a factor as we continue to allocate our capital expenditures more towards liquids-rich areas.

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

Goodwill

We account for goodwill and other intangible assets in accordance with FASB Accounting Standards. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment in a two-step process at the reporting unit. We have determined that we have one reporting unit for goodwill which represents all of our oil, NGL and natural gas operations in the United States. We test goodwill for impairment annually on October 1, or whenever indicators of impairment exist.

Due to decreasing commodity prices, which adversely impacted our common unit price and the fair value of our oil, NGL and natural gas properties, we concluded that there were sufficient indicators to proceed with the quantitative goodwill impairment analysis at year end.

Step one of the impairment assessment compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the fair value of the reporting unit is determined to be less than its carrying value, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value. Our goodwill as of December 31, 2014 relates to the QRE Merger (see Note 3 for a discussion of the QRE Merger). In estimating the fair value of the reporting unit, we used the market approach. As the carrying value of the reporting unit exceeded its fair value at December 31, 2014, it was necessary to perform the second step of the goodwill impairment test.

In order to determine the implied fair value of goodwill in step two of the assessment, we assessed the fair values of the recognized assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Estimates of fair value are based upon, among other things, reserve estimates, anticipated future prices and costs, and expected net cash flows. For purposes of estimating the fair value of the oil and natural gas proved reserves, we used an income approach which estimated the fair value based on the anticipated cash flows associated with the oil and gas reserves, discounted using a weighted average cost of capital that approximated 9%. Due to the inherent uncertainty involved in these estimates, actual results could differ materially from our estimates. As a result of our evaluation, we determined that the implied fair value of goodwill exceeded the carrying value of goodwill at December 31, 2014 and that no impairment was necessary.

7. Investments

Our available for sale securities, which include equity, mutual funds and exchange traded funds, were acquired in connection with the QRE Merger. They consist of investments not classified as trading securities or as held-to-maturity. Our investments are included in other long-term assets on our consolidated balance sheets.

As of December 31, 2013, we had no available for sale investments outstanding. As of December 31, 2014, we had the following available for sale investments outstanding:

		Gross	Gross
Thousands of dollars	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Equities	$4,203	$92	$(157)	$4,138
Mutual funds	10,623	20	(66)	10,577
Exchange traded funds	4,808	27	(205)	4,630
Total available-for-sale securities	$19,634	$139	$(428)	$19,345

During the year ended December 31, 2014, we received $0.5 million in proceeds from the sale of available-for-sale securities, and recognized a realized loss of less than $0.1 million, reflected in other expense (income), net on the consolidated statements of operations.

We evaluate securities for other than temporary impairment on a quarterly basis and more frequently when economic or market concerns warrant such an evaluation. The unrealized losses in the table above have been outstanding for less than two months. We have evaluated the unrealized losses and have determined that these losses do not represent an other than temporary impairment.

Fair value of our available for sale securities are estimated using actual trade data, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources. We validate the data provided by independent pricing services to make assessments and determinations as to the ultimate valuation of its investment portfolio by comparing such pricing against other third party pricing data.

8. Other Assets

Intangible Assets

In connection with the 2013 Whiting Acquisition (see Note 3), we acquired two CO2 purchase contracts that were priced below market, which were valued at $14.7 million at the acquisition date. These contracts were recorded as finite-lived intangibles. We amortize intangible assets with finite lives over their estimated useful lives. We are amortizing these contracts based on the amount of CO2 purchases made in each period over the contracts’ respective lives. The contracts expire in December 2015 and September 2023, respectively. For the years ended December 31, 2014 and December 31, 2013, we recorded $3.9 million and $3.6 million, respectively, in amortization expense related to these contracts. As of December 31, 2014 and December 31, 2013, we had a remaining unamortized value of $7.3 million and $11.2 million, respectively.

The table below shows our estimated amortization expense related to our acquired CO2 contracts for each of the next five years and thereafter:

	Year Ended December 31,
Thousands of dollars	2015	2016	2017	2018	2019	Thereafter	Total
Intangible assets amortization	$2,886	$794	$710	$638	$576	$1,700	$7,304

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

In connection with our compliance with the California GHG Cap-and-Trade Regulation, as of December 31, 2014 and December 31, 2013, we had $1.0 million and $0.5 million, respectively, of GHG allowances, which we purchased at auctions.  We recognize the purchase of these allowances as intangibles until they are surrendered in compliance with regulations promulgated by CARB, at which time we reduce the carrying value of our intangibles by the amount surrendered.

Other long-term assets

As of December 31, 2014 and December 31, 2013, our other long-term assets were $157.0 million and $74.2 million, respectively, including $52.8 million and $35.6 million, respectively, in debt issuance costs (see Note 9 for further details), $50.8 million and $36.6 million, respectively, in CO2 advances and deposits for our Mid-Continent properties and $5.1 million and $2.0 million, respectively, in other long-term assets. In addition, as of December 31, 2014 we had $19.3 million in investments (see Note 7), a $10.7 million property reclamation deposit, an $18.3 million NPI obligation acquired in the QRE Merger (described below)

Property Reclamation Deposit

In connection with the QRE Merger, we acquired a property reclamation deposit for future abandonment and remediation obligations for the Jay Field. As part of a 2006 acquisition between ExxonMobil Corporation and QRE,$10.7 million was required to be deposited into an escrow account as security for abandonment and remediation obligations. As of December 31, 2014, $10.7 million was recorded in other assets related to the deposit. We are required to maintain the escrow account in effect for three years after all abandonment and remediation obligations have been completed. The funds in the escrow account are not to be returned to us until the later of three years after satisfaction of all abandonment obligations or December 31, 2026. At certain dates subsequent to closing, we have the right to request a refund of a portion or all of the property reclamation deposit. Granting of the request is at the seller’s sole discretion. In addition to the cash deposit, the buyer was required to provide letters of credit. At December 31, 2014, we had $23.4 million in letters of credit related to the property reclamation deposit.

NPI Obligation

In connection with the QRE Merger, we assumed a net profit interest (“NPI”) related to the Jay Field. Under the arrangement, the NPI is payable after: (i) funds are withheld, to the extent allowable each month under the arrangement, to pay for the NPI holder’s share of future development costs and abandonment obligations, and (ii) we are reimbursed for the NPI holder’s share of excess historical productions costs. Once the NPI holder’s share of the excess historical costs is reimbursed, the NPI will be payable monthly to the extent the NPI for that month exceeds the amount withheld for that month for future development costs and abandonment obligations. The NPI holder’s share of excess historical production costs amounted to $2.3 million at December 31, 2014. In addition, we will retain the NPI holder’s shares of future development costs and abandonment obligations, subject to future production, production costs, and capital spending level, which will be paid using the funds withheld. The NPI holder’s share along with our share of the abandonment costs as of December 31, 2014 are reflected in asset retirement obligation on the consolidated balance sheet.

Under the arrangement, we have the option to deposit into a separate account the funds withheld from the
NPI holder for their portion of the future development costs and abandonment obligations. The funds totaled $18.3 million as of December 31, 2014, which is reflected in other assets on the consolidated balance sheet.

9. Long-Term Debt

Our long-term debt is detailed in the following table:

	As of December 31,
Thousands of dollars	2014	2013
Credit facility	$2,194,500	$733,000
Promissory note	1,100	—
8.625% Senior Notes due 2020	305,000	305,000
7.875% Senior Notes due 2022	850,000	850,000
Net premium on Senior Notes	1,560	1,675
Total debt	3,352,160	1,889,675
Less: Current portion of long-term debt	(105,000)	—
Total long-term debt	$3,247,160	$1,889,675

Credit Facility

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, have a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and a syndicate of banks (the “Third Amended and Restated Credit Agreement”) with a maturity date of November 19, 2019. We entered into the Third Amended and Restated Credit Agreement on November 19, 2014, in connection with the QRE Merger.

Our credit facility limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. The borrowing base is redetermined semi-annually. Currently, our borrowing base for our credit facility is $2.5 billion, and the aggregate commitment of all lenders is $2.5 billion. Our next borrowing base redetermination is scheduled for April 2015.

In the event we do not reduce borrowings under our credit facility in advance of the redetermination, we expect the April 2015 credit facility borrowing base redetermination to require principal payments during 2015 to keep our borrowings below the borrowing base, and, as such, we classified $105.0 million as current portion of long-term debt on the consolidated balance sheet at December 31, 2014. See Note 2 for further discussion of our April borrowing base redetermination.

The Third Amended and Restated Credit Agreement requires us to maintain an Interest Coverage Ratio (defined as EBITDAX divided by Consolidated Interest Expense) and a Current Ratio (defined as current assets divided by current liabilities) for the four quarters ending on the last day of each quarter beginning with the fourth quarter of 2014 of no less than 2.50 to 1.00 and 1.00 to 1.00, respectively.

EBITDAX is not a defined US GAAP measure. The Third Amended and Restated Credit Agreement defines EBITDAX as consolidated net income plus exploration expense, interest expense, income tax provision, DD&A, unrealized loss or gain on derivative instruments, non-cash charges, including non-cash unit-based compensation expense, loss or gain on sale of assets (excluding gain or loss on monetization of derivative instruments for the following twelve months), cumulative effect of changes in accounting principles, cash distributions received from our unrestricted entities (as defined in the Third Amended and Restated Credit Agreement) and excluding income from our unrestricted entities. If any acquisition or disposition was consummated during an applicable quarter, all calculations of EBITDAX shall be determined on a pro forma basis.

As of December 31, 2014 and December 31, 2013, our borrowing base was $2.5 billion and $1.5 billion, respectively, and the aggregate commitment of all lenders was $2.5 billion and $1.4 billion, respectively.

As of December 31, 2014 and December 31, 2013, we had $2.195 billion and $733 million, respectively, in indebtedness outstanding under the credit facility. At December 31, 2014, the 1-month LIBOR interest rate plus an applicable spread was 2.414% on the 1-month LIBOR portion of $2.168 billion and the prime rate plus an applicable spread was 4.50% on the prime portion of $26.5 million. At December 31, 2014 and 2013, we had $33.5 million and $13.7 million, respectively, of unamortized debt issuance costs related to our credit facility.

Borrowings under the Third Amended and Restated Credit Agreement are secured by first-priority liens on and security interests in substantially all of our and certain of our subsidiaries’ assets, representing not less than 80% of the total value of our oil and gas properties.

The Third Amended and Restated Credit Agreement contains customary covenants, including restrictions on our ability to: incur additional indebtedness; make certain investments, loans or advances; make distributions to our unitholders or repurchase units (including the restriction on our ability to make distributions unless, after giving effect to such distribution, we remain in compliance with all terms and conditions of our credit facility); make dispositions or enter into sales and leasebacks; or enter into a merger or sale of our property or assets, including the sale or transfer of interests in our subsidiaries.

The Third Amended and Restated Credit Agreement also permits us to terminate derivative contracts without obtaining the consent of the lenders in the facility, provided that the net effect of such termination plus the aggregate value of all dispositions of oil and gas properties made during such period, together, does not exceed 5% of the borrowing base, and the borrowing base will be automatically reduced by an amount equal to the net effect of the termination.

The events that constitute an Event of Default (as defined in the Third Amended and Restated Credit Agreement) include: payment defaults; misrepresentations; breaches of covenants; cross-default and cross-acceleration to certain other indebtedness; adverse judgments against us in excess of a specified amount; changes in management or control; loss of permits; certain insolvency events; and assertion of certain environmental claims.

As of December 31, 2014 and 2013, we were in compliance with our credit facility’s covenants.

The carrying value of our credit facility as of December 31, 2014 approximates fair value. We consider the fair value of our credit facility to Level 2, as it is based on the current active market 1-month LIBOR.

Promissory Note

In connection with the QRE Merger, we acquired a controlling interest in ETSWDC. ETSWDC, as borrower, has a secured $6.0 million Promissory Note with Texas Capital Bank, NA, with a maturity date of November 13, 2019. As of December 31, 2014, ETSWDC had $1.1 million outstanding under the Promissory Note and the 1-month LIBOR interest rate plus an applicable spread was 2.157%.

Senior Notes Due 2020

On October 6, 2010, we and Breitburn Finance (the “Issuers”), and certain of our subsidiaries as guarantors (the “Guarantors”), issued $305 million in aggregate principal amount of 8.625% Senior Notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were offered at a discount price of 98.358%, or $300 million. The $5 million discount is being amortized over the life of the 2020 Senior Notes. As of December 31, 2014 and 2013, the 2020 Senior Notes had a carrying value of $302.1 million and $301.6 million, respectively, net of unamortized discount of $2.9 million and $3.4 million, respectively. In connection with the 2020 Senior Notes, we incurred financing fees and expenses of approximately $8.8 million, which are being amortized over the life of the 2020 Senior Notes. Interest on the 2020 Senior Notes is payable twice a year in April and October.

As of December 31, 2014 and 2013, the fair value of the 2020 Senior Notes was estimated to be $262 million and $327 million, respectively. We consider the inputs to the valuation of our 2020 Senior Notes to be Level 2, as fair value was estimated based on prices quoted from third party financial institutions.

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

On November 22, 2013, we completed a public offering of an additional $400 million aggregate principal amount of our 7.875% Senior Notes due 2022 (the “2013 Additional Notes” and together with the 2012 Additional Notes and the Initial Notes, the “2022 Senior Notes”). The 2013 Additional Notes have identical terms, other than the issue date and initial interest payment date, and constitute part of the same series as and are fungible with the Initial Notes. The 2013 Additional Notes were issued at a premium of 100.250%, or $401.0 million. The $1.0 million premium is being amortized over the life of the 2013 Additional Notes. In connection with the 2013 Additional Notes, our financing fees and expenses were approximately $7.8 million, which are being amortized over the life of the 2013 Additional Notes.

As of December 31, 2014, the 2022 Senior Notes had a carrying value of $854.5 million, net of unamortized premium of $4.5 million. Interest on the 2022 Senior Notes is payable twice a year in April and October. As of December 31, 2014 and 2013, the fair value of the 2022 Senior Notes was estimated to be $661 million and $890 million, respectively. We consider the inputs to the valuation of our 2022 Senior Notes to be Level 2, as fair value was estimated based on prices quoted from third party financial institutions.

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

As of December 31, 2014 and December 31, 2013, we were in compliance with the covenants on our 2020 and 2022 Senior Notes.

Interest Expense

Our interest expense is detailed in the following table:

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Credit facility (including commitment fees)	$23,788	$15,698	$7,114
Senior notes	95,662	65,068	49,279
Amortization of discount and deferred issuance costs	7,836	6,429	4,867
Capitalized interest	(326)	(128)	(54)
Total	$126,960	$87,067	$61,206
Cash paid for interest	$119,488	$74,078	$55,151

10. Condensed Consolidating Financial Statements

We and Breitburn Finance as co-issuers, and certain of our subsidiaries as guarantors, issued the 2020 Senior Notes and the 2022 Senior Notes. All but two of our subsidiaries have guaranteed our senior notes. Our only non-guarantor subsidiaries, Breitburn Utica and ETSWDC, are minor subsidiaries.

In accordance with Rule 3-10 of Regulation S-X, we are not presenting condensed consolidating financial statements as we have no independent assets or operations; Breitburn Finance, the subsidiary co-issuer, which does not guarantee our senior notes, is a 100% owned finance subsidiary; all of our material subsidiaries are 100% owned, have guaranteed our senior notes, and all of the guarantees are full, unconditional, joint and several.

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

11.  Income Taxes

We, and all of our subsidiaries, with the exception of Phoenix Production Company (“Phoenix”), Breitburn Management, ETSWDC, Alamitos Company, Breitburn Finance and QRE Finance Corporation (“QRE Finance”), are partnerships or limited liability companies treated as partnerships for federal and state income tax purposes. Essentially all of our taxable income or loss, which may differ considerably from the net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our partners. As such, we have not recorded any federal income tax expense for those pass-through entities.

The consolidated income tax expense (benefit) attributable to our tax-paying entities consisted of the following:

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Federal income tax expense (benefit)
Current	$212	$472	$223
Deferred (a)	(173)	262	(316)
Current state income tax expense (benefit) (b)	(112)	171	177
Total	$(73)	$905	$84

(a) Related to Phoenix, Breitburn Management, and ETSWDC, our wholly-owned subsidiaries.
(b) Primarily in California, Texas and Michigan.

The following is a reconciliation of federal income taxes at the statutory rates to federal income tax expense (benefit) for Phoenix, Breitburn Management and ETSWDC:

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Income (loss) subject to federal income tax	$311	$750	$(705)
Federal income tax rate	34%	34%	34%
Income tax at statutory rate	106	255	(240)
Statutory depletion	(381)	—	(248)
Non-deductible items	79	—	—
Change in valuation allowance	129	—	—
Other	(6)	13	—
Income tax expense (benefit)	$(73)	$268	$(488)

At December 31, 2014, a net deferred federal income tax liability of $2.0 million was reported on our consolidated balance sheet for Phoenix, Breitburn Management and ETSWDC, including a $2.6 million liability reflected in deferred income taxes on the consolidated balance sheets and a $0.6 million deferred tax asset included in other long-term assets on the consolidated balance sheets. At December 31, 2013, a net deferred federal income tax liability of $2.7 million was reported on our consolidated balance sheet for Phoenix. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of our net deferred tax liabilities are presented in the following table:

	December 31,
Thousands of dollars	2014	2013
Deferred tax assets:
Asset retirement obligation	$2,120	$526
Unrealized hedge loss	—	51
Operating loss carryforward	2,341	68
Unused minimum tax credit	440	559
Compensation accruals	1,315	—
Pension costs	2,461	—
Post-retirement costs	952	—
Other	103	—
Valuation allowance	(4,243)	—
Deferred tax liabilities:
Depreciation, depletion and intangible drilling costs	(6,455)	(3,953)
Unrealized hedge gain	(1,069)	—
Net deferred tax liability	$(2,035)	$(2,749)

At December 31, 2014, we had unused federal net operating loss and minimum tax credit carryforwards totaling $6.9 million and $0.4 million, respectively. The net operating loss carryforwards expire between 2026 and 2034 and the minimum tax credit carryforward does not expire. We have not fully recognized the deferred tax assets for certain items in advance of their deductibility for income tax purposes due to uncertainty of realization. The benefit of these items will be recognized in future years to the extent that such deductions are used to reduce taxable income.

Approximately $5.7 million of the net operating loss carryforwards acquired in connection with the QRE Merger, relating to ETSWDC, are subject to an annual utilization limitation of approximately $0.6 million pursuant to the “change in ownership” provisions under Section 382 of the Internal Revenue Code of 1986, as amended.

The IRS is currently auditing QRE’s partnership federal income tax return for the year ended December 31, 2011. We are fully cooperating with the IRS in the audit process. Although no assurance can be given, we do not anticipate any change in prior period taxable income for QRE.

On a consolidated basis, cash paid for federal and state income taxes totaled $0.2 million, $0.5 million and $0.8 million during the twelve months ended December 31, 2014, 2013 and 2012, respectively.

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

We performed analysis as of December 31, 2014, 2013 and 2012 and concluded that there were no uncertain tax positions requiring recognition in our financial statements.

12. Asset Retirement Obligation

ARO is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred. Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years. Estimated cash flows have been discounted at our credit-adjusted risk-free rate that approximates 7% and adjusted for inflation using a rate of 2%. Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

During 2014 and 2013, we added ARO of $95.8 million and $9.3 million, respectively, from acquisitions. During 2014 and 2013, we added $4.0 million and $5.3 million, respectively, related to wells drilled during each year.

Each year we review and, to the extent necessary, revise our ARO estimates. During 2014 and 2013, we obtained new estimates to evaluate the cost of abandoning our properties. As a result, we increased our ARO estimates by $6.8 million and $4.3 million in 2014 and 2013, respectively, primarily due to increases in cost estimates.

We consider the inputs to our ARO valuation to be Level 3 as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the year ended December 31, 2014 and 2013, are presented in the following table:

	Year Ended December 31,
Thousands of dollars	2014	2013
Carrying amount, beginning of period	$123,769	$98,480
Acquisitions	95,800	9,287
Liabilities incurred	4,020	5,313
Liabilities settled	(1,708)	(893)
Revisions	6,770	4,299
Accretion expense	9,760	7,283
Carrying amount, end of period	238,411	123,769

Less: current portion of ARO	(4,948)	—

Non-current portion of ARO	$233,463	$123,769

13. Pensions and Postretirement Benefits

The ETSWDC, acquired in the QRE Merger, sponsors a non-contributory defined benefit pension plan and a contributory other post-retirement benefit plan (collectively, the “Plans”) covering substantially all ETSWDC employees who were employed prior to March 31, 2008. Subsequent to March 31, 2008, the Plans were closed to new employees. The tables below set forth the benefit obligation, fair value of plan assets, and the funded status of the Plans; amounts recognized in our financial statements; and the principal weighted average assumptions used.

Obligation and Funded Status

The Plans have accumulated benefit obligations in excess of plan assets at December 31, 2014 as follows:

Thousands of dollars	Pension Benefits	Postretirement Benefits
Projected benefit obligation	$27,829	$4,240
Accumulated benefit obligation	26,872	4,240
Fair value of plan assets	21,219	1,527

The change in the combined projected benefit obligation of the Plans and the change in the assets at fair value are as follows:

	Year Ended December 31, 2014
Thousands of dollars	Pension Benefits	Postretirement Benefits
Change in Benefit Obligation
Benefit obligation at beginning of year	$—	$—
2014 Acquisition of ETSWDC	27,300	4,144
Service cost	33	4
Interest cost	120	18
Plan participant contributions	—	2
Actuarial loss	496	85
Benefits paid	(120)	(13)
Benefit obligation at end of year	27,829	4,240
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
2014 Acquisition of ETSWDC	21,319	1,518
Actual return on plan assets	20	9
Employer contributions	—	11
Plan participant contributions	—	2
Benefits paid	(120)	(13)
Fair value of plan assets at end of year	21,219	1,527
Under funded status at end of year	$(6,610)	$(2,713)

Amounts Recognized on the Consolidated Balance Sheet

Amounts recognized on the consolidated balance sheet at December 31, 2014 are as follows:

Thousands of dollars	Pension Benefits	Postretirement Benefits
Long-term liabilities	6,610	2,713

Components of Net Periodic Benefit Cost and Other Comprehensive Income

Net periodic benefit costs recognized on the consolidated statements of operations for the year ended December 31, 2014 consist of the following:

Thousands of dollars	Pension Benefits	Postretirement Benefits
Service cost	$33	$4
Interest cost	120	18
Expected return on plan assets	(152)	(11)
Net periodic benefit costs	$1	$11

Amounts recognized in accumulated other comprehensive income for the year ended December 31, 2014 consist of the following:

Thousands of dollars	Pension Benefits	Postretirement Benefits
Prior service cost	$—	$—
Net actuarial loss:
Liability loss due to assumption change	474	88
Liability loss (gain) due to participant experience	22	(3)
Asset return loss	132	3
Net actuarial loss	628	88

Total	$628	$88

Estimated Future Benefit Payments

As of December 31, 2014 the following estimated benefit payments under the Plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

Thousands of dollars	Pension Benefits	Postretirement Benefits
2015	$1,560	$180
2016	1,570	180
2017	1,570	180
2018	1,600	190
2019	1,670	220
2020-2023	8,710	1,110

ETSWDC expects to contribute approximately $1.2 million and $0.2 million to the pension plan and other postretirement plan, respectively, in 2015.

Assumptions

Assumptions used to determine the Plans’ projected benefit obligations and costs as of December 31, 2014 are as follows:

	Pension Benefits	Postretirement Benefits
Discount rate	3.75%	3.75%
Rate of compensation increase	3.00%	N/A
Health care cost trend rate:
Pre - 65 rate	N/A	7.00%
Post - 65 rate	N/A	6.00%
Expected long-term rates of return on plan assets	6.50%	6.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	4.5%
Year that the rate reaches the ultimate trend rate	N/A	2022

Assumptions used to determine net periodic benefit costs for the year ended December 31, 2014 are as follows:

	Pension Benefits	Postretirement Benefits
Discount rate	3.90%	3.75%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	3.00%	N/A

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage point increase or decrease in assumed health care cost trend rates would increase or decrease total postretirement benefit service and interest costs by less than $0.1 million and would increase or decrease the postretirement benefit obligation by approximately $0.6 million and $0.5 million, respectively.

We consider the inputs to the valuation of our pension plan assets to be Level 2 within the fair value hierarchy.  As of December 31, 2014, we had $9.6 million of equity securities, consisting primarily of pooled separate accounts which focus on long-term growth of capital through U.S. and international services, and $11.6 million of fixed income securities, consisting primarily of pooled separate accounts which focus on long-term growth of capital and preservation of equity through U.S. and international securities.

We consider the inputs to the valuation of our postretirement benefit plan assets to be Level 1 within the fair value hierarchy.  As of December 31, 2014, we had $0.1 million in cash and cash equivalents and $1.4 million in mutual funds, which focus on growth of capital and income maximization.

Plan Investment Policies and Strategies

The investment policies for the Plans reflect the funded status of the Plans and expectations regarding our future ability to make further contributions. Long-term investment goals are to: (1) manage the assets in accordance with the legal requirements of all applicable laws; (2) produce investment returns which meet or exceed the rates of return achievable in the capital markets while maintaining the risk parameters set by the Plans’ investment committees and protecting the assets from any erosion of purchasing power; and (3) position the portfolios with a long-term risk/return orientation.

Historical performance and future expectations suggest that common stocks will provide higher total investment returns than fixed income securities over a long-term investment horizon. Short-term investments are utilized for pension payments, expenses, and other liquidity needs. As such, the Plan’s targeted asset allocation is comprised of approximately 50 percent equity securities and approximately 50 percent high-yield bonds and other fixed income securities but may be adjusted to better match the plan's liabilities over time as the funded ratio (as defined by the investment policy) changes.

The Plans’ assets are managed by a third party investment manager. The investment manager is limited to pursuing the investment strategies regarding asset mix and purchases and sales of securities within the parameters defined in the investment policy guidelines and investment management agreement. Investment performance and risk is measured and monitored on an ongoing basis through annual investment meetings and periodic cash flow studies.

Expected long-term return on plan assets

The overall expected long-term return on plan assets assumption is determined based on an asset rate-of-return modeling tool developed by a third party investment group. The tool utilizes underlying assumptions based on actual returns by asset category and inflation and takes into account the Plan’s asset allocations to derive an expected long-term rate of return on those assets. Capital market assumptions reflect the long-term capital market outlook. The assumptions for equity and fixed income investments are developed using a building-block approach, reflecting observable inflation information and interest rate information available in the fixed income markets. Long-term assumptions for other asset categories are based on historical results, current market characteristics and the professional judgment of our internal and external investment teams.

Fair Value Measurements

Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset class at December 31, 2014.

Cash and cash equivalents – Cash and cash equivalents include cash on deposit which are valued using a market approach and are considered Level 1.

Mutual funds – Investments in mutual funds are valued using a market approach. The shares or units held are traded on the public exchanges and such prices are Level 1 inputs.

Pooled funds – Investments in pooled funds are valued using a market approach at the net asset value of units held, but investment opportunities in such funds are limited to institutional investors on the behalf of defined benefit plans. The various funds consist of either an equity or fixed income investment portfolio with underlying investments held in U.S. and non-U.S. securities. Nearly all of the underlying investments are publicly-traded. The majority of the pooled funds are benchmarked against a relative public index. These are considered Level 2.

14.  Commitments and Contingencies

Lease Rental and Purchase Obligations

We have operating leases for office space and other property and equipment having initial or remaining non-cancelable lease terms in excess of one year. Our future minimum rental payments for operating leases at December 31, 2014 are presented below:

	Payments Due by Year
Thousands of dollars	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$12,520	$10,954	$10,724	$6,258	$5,516	$20,122	$66,094

Net rental expense under non-cancelable operating leases was $5.2 million, $3.9 million and $3.7 million in 2014, 2013 and 2012, respectively.

Purchase Contracts

On July 15, 2013, we completed the Whiting Acquisition.  The Whiting Acquisition included the Postle Field, which currently has active CO2 enhanced recovery projects, and the Northeast Hardesty Unit, both of which are located in Texas County, Oklahoma. We have a contracted supply of CO2 in the Bravo Dome Field in New Mexico, with step-in rights, for 59 Bcf over the next 10 to 15 years, which we expect to provide volumes in excess of those required to produce our estimated proved reserves when coupled with recycled CO2. Under the take-or-pay provisions of these purchase agreements, we are committed to buying certain volumes of CO2 for use in our enhanced recovery project being carried out at the Postle field. We are obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or otherwise pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. The CO2 volumes planned for use in our enhanced recovery projects in the Postle Field currently exceed the minimum daily volumes specified in these agreements. Therefore, we expect to avoid any deficiency payments.  The table below shows our future minimum commitments under these purchase agreements as of December 31, 2014:

	Year Ended December 31,
Thousands of dollars	2015	2016	2017	2018	2019	Thereafter	Total
Purchase contracts	$14,604	$3,945	$3,950	$3,952	$3,595	$10,015	$40,061

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At December 31, 2014, we had $21.1 million in surety bonds and $26.5 million in letters of credit outstanding, including $23.4 million in letters of credit related to the property reclamation deposit acquired in the QRE Merger. At December 31, 2013, we had $17.5 million in surety bonds and $2.8 million in letters of credit outstanding.

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

15. Partners’ Equity

Preferred Units

On May 21, 2014, we sold 8.0 million 8.25% Preferred Units in a public offering at a price of $25.00 per Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discounts and offering expenses of $6.8 million. We used the net proceeds from this offering to repay indebtedness outstanding under our credit facility.

The Preferred Units rank senior to our Common Units with respect to the payment of current distributions. Distributions on Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors out of legally available funds for such purpose. We pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of $0.171875 per Preferred Unit. During the year ended December 31, 2014, we recognized $10.1 million of accrued distributions on the Preferred Units, which are included in the distributions to preferred unitholders on the consolidated statements of operations and paid $9.4 million.

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

Common Units

At December 31, 2014 and 2013, we had approximately 210.9 million and 119.2 million in Common Units outstanding, respectively.

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

Pursuant to an Equity Distribution Agreement dated as of March 19, 2014 (the “Equity Distribution Agreement”), we may sell, from time to time up to $200 million in Common Units. We intend to use the net proceeds of any sales pursuant to the Equity Distribution Agreement, after deducting commissions and offering expenses, for general purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. The Common Units to be issued are registered under a previously filed shelf registration statement on Form S-3, which was declared effective by the SEC on January 22, 2014.  During the year ended December 31, 2014, we issued approximately 1.3 million Common Units under the Equity Distribution Agreement for net proceeds of $26.2 million.

In October 2014, we sold 14 million Common Units at a price to the public of $18.64 per Common Unit. We used the net proceeds, net of underwriting discounts and offering expenses, of $251.6 million to reduce outstanding borrowings under our credit facility.

In October 2014, we issued 4.3 million Common Units to Antares as partial consideration for the Antares Acquisition. The fair value of the units on the date of the acquisition was $16.91 per unit, or $72.7 million.

In November 2014, we issued 71.5 million Common Units to QRE as partial consideration for the QRE Merger. The fair value of the units on the date of the acquisition was $14.73 per unit, or $1.06 billion.

During the years ended December 31, 2014 and 2013, approximately 0.6 million and 0.5 million Common Units, respectively, were issued to employees and outside directors pursuant to vested grants under our First Amended and Restated 2006 Long Term Incentive Plan (“LTIP”).

At each of the years ended December 31, 2014 and 2013, we had 9.7 million of Common Units authorized for issuance under our long-term incentive compensation plans, and there were 3.3 million and 4.4 million of units available at December 31, 2014 and 2013, respectively, for future issuance of Common Units.

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

	Year Ended December 31,
Thousands, except per unit amounts	2014	2013	2012
Net income (loss) attributable to the partnership	$421,333	$(43,671)	$(40,801)
Less:
Net income (loss) attributable to participating units	5,348	—	—
Distributions to preferred unitholders	10,083	—	—

Net income (loss) attributable to Common Unitholders	$405,902	$(43,671)	$(40,801)

Weighted average number of units used to calculate basic and diluted net income (loss) per unit:
Common Units	133,451	101,604	72,745
Dilutive units (a)	755	—	—
Denominator for diluted net income (loss) per unit	134,206	101,604	72,745

Net income (loss) per common unit
Basic	$3.04	$(0.43)	$(0.56)
Diluted	$3.02	$(0.43)	$(0.56)

(a) The years ended December 31, 2013 and 2012 excludes 364 and 55 weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, respectively, as we were in a loss position.

Cash Distributions on Common Units

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

We do not have a legal obligation to pay distributions at any rate except as provided in the partnership agreement. Our distribution policy is consistent with the terms of our partnership agreement, which requires that we distribute all of our available cash quarterly. Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, cash generated from our business in excess of the amount of reserves our General Partner determines is necessary or appropriate to provide for the conduct of the business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters. The partnership agreement provides that any determination made by our General Partner in its capacity as general partner must be made in good faith and that any such determination will not be subject to any other standard imposed by the partnership agreement, the Delaware limited partnership statute or any other law, rule or regulation or at equity.

During the years ended December 31, 2014, 2013 and 2012, we paid cash distributions of approximately $261.0 million, $183.6 million and $127.7 million, respectively, to our common unitholders. The distributions that were paid to unitholders totaled $2.00, $1.91 and $1.83 per Common Unit, respectively. We also paid cash equivalent to the distribution paid to our unitholders of $3.8 million, $3.3 million and $4.7 million, respectively, to holders of outstanding RPUs and CPUs issued under our LTIP.

16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

	Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Postretirement Benefits	Total
Accumulated comprehensive income as of December 31, 2013	$—	$—	$—
Amounts reclassified from accumulated other comprehensive loss (a)	(189)	(473)	(662)
Net current period other comprehensive loss	(189)	(473)	(662)

Accumulated comprehensive loss as of December 31, 2014	$(189)	$(473)	$(662)
Accumulated comprehensive loss attributable to non-controlling interest	(77)	(193)	(270)
Accumulated comprehensive loss attributable to the Partnership	$(112)	$(280)	$(392)

(a) Amounts were reclassified from accumulated other comprehensive income (loss) to other expense (income), net on the consolidated statements of operations.

17. Noncontrolling interest

FASB Accounting Standards require that noncontrolling interests be classified as a component of equity and establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

In November 2014, in connection with the QRE Merger, we acquired a 59% controlling interest in ETSWDC and have consolidated ETSWDC into our consolidated financial statements. The non-controlling interest in ETSWDC at December 31, 2014 was $6.9 million. The main purpose of ETSWDC is to dispose of salt water generated as a by-product from oil produced in certain East Texas oil fields.

18. Unit Based Compensation Plans

FASB Accounting Standards establish requirements for charging compensation expenses based on fair value provisions. At December 31, 2014, the RPUs and the CPUs granted to employees and directors under LTIP were all classified as equity awards. These awards are being recognized as compensation expense on a straight line basis over the annual vesting periods as prescribed in the award agreements.

We recognized $23.4 million, $20.0 million and $22.2 million of compensation expense related to our various awards for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value of the RPUs is determined based on the fair market value of our units on the date of grant. RPU awards were granted to Breitburn Management employees during the years ended December 31, 2014, 2013 and 2012 as shown in the table below. We recorded compensation expense of $18.3 million, $17.0 million and $17.4 million in 2014, 2013 and 2012, respectively, related to the amortization of outstanding RPUs over their related vesting periods. As of December 31, 2014, there was $19.5 million of total unrecognized compensation cost remaining for the unvested RPUs. This amount is expected to be recognized over the next two years. The total grant date fair value of units that vested during the years ended December 31, 2014, 2013 and 2012 was $18.4 million, $17.2 million and $17.4 million, respectively.

The following table summarizes information about RPUs:

	Year Ended December 31,
	2014		2013		2012
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
Thousands, except per unit amounts	RPUs	Fair Value	RPUs	Fair Value	RPUs	Fair Value
Outstanding, beginning of period	896	$21.05	817	$20.92	983	$18.35
Granted	1,025	20.21	919	20.77	887	19.61
Vested (a)	(906)	20.22	(833)	20.62	(1,005)	17.33
Canceled	(58)	20.36	(7)	21.60	(48)	19.06
Outstanding, end of period	957	$20.98	896	$21.05	817	$20.92

(a) Includes 298, 308 and 394 units canceled at the time of distribution for income tax liability payments we made on behalf of the restricted unit grantees for years ended December 31, 2014, 2013 and 2012, respectively.

Convertible Phantom Units

On January 28, 2013, the Compensation and Governance Committee approved grants to certain executives under the First Amended and Restated Partnership 2006 Long-Term Incentive Plan of CPUs in tandem with a corresponding Performance Distribution Right (“PDR”) which will remain outstanding from the Grant Date until the earlier to occur of a Payment Date or the forfeiture of the CPU to which such PDR corresponds. Each CPU granted will be issued in tandem with a corresponding PDR, which will entitle the Participant to receive an amount determined by reference to Partnership distributions and which will be credited to the Participant in the form of additional CPUs equal to the product of (i) the aggregate per Unit distributions paid by the Partnership in respect of each quarter through which the PDR remains outstanding (provided that the PDR is outstanding as of the record date set by the Board of Directors of the Company for such distribution) (including any extraordinary non-recurring distributions paid during a quarter), if any, times (ii) the number of common unit equivalents (“CUEs”) underlying the relevant CPU during such quarter, divided by the closing price of the Unit on the date on which such distribution is paid to Unitholders. All such PDRs will be credited to the Participant in the form of additional CPUs as of the date of payment of any such distribution based on the Fair Market Value of a Unit on such date. Each additional CPU which results from such crediting of PDRs granted hereunder will be subject to the same vesting, forfeiture, payment or distribution, adjustment and other provisions which apply to the underlying CPU to which such additional CPU relates. PDRs will not entitle the Participant to any amounts relating to distributions occurring after the earlier to occur of the applicable Payment Date or the Participant’s forfeiture of the CPU to which such PDR relates in accordance herewith. The CPUs will vest and the number of CUEs underlying such CPUs (if any) on the earliest to occur of (i) an applicable accelerated vesting date, and (ii) December 28, 2015, in each case subject to the Participant’s continued employment with the Partnership through any such date. CPUs that vest will represent the right to receive payment in the form of a number of Units equal to (i) the product of (A) the number of CPUs so vested, times (B) the number of CUEs underlying such CPUs on the applicable Vesting Date, minus (ii) the applicable number of PDR Equalization Units, if any (such number of Units, the “Resultant Units”). Unless and until a CPU vests, the Participant will have no right to payment of Units in respect of any such CPU. Prior to actual payment in respect of any vested CPU, such CPU will represent an unsecured obligation of the Partnership, payable (if at all) only from the general assets of the Partnership.

On January 29, 2014, 0.3 million CPUs (“2014 CPUs”) were granted at a price of $20.29 per Common Unit and on January 28, 2013, 0.3 million CPUs (“2013 CPUs”) were granted at a price of $20.98 per Common Unit. In 2014, we recorded compensation expense for the 2014 CPUs and 2013 CPUs of approximately $4.3 million. In 2013, we recorded $2.3 million to compensation expense for the 2013 CPUs. As of December 31, 2014, 0.8 million of unvested 2014 CPUs and 2013 CPUs were outstanding and $6.4 million of unrecognized compensation cost remained for the unvested 2014 CPUs and 2013 CPUs.

On January 26, 2015, the Compensation and Governance Committee approved an amendment to each of the existing CPU Agreements for grants made in 2013 and 2014. Prior to this amendment of the CPU Agreements, the number of CUEs per CPU over the three year life of the agreement could be reduced to a minimum of zero or be multiplied by a maximum of 4.768 times based on the Partnership’s distribution levels. The amendment to the CPU agreements, commencing with the date of the amendment, now limits the multiplier to “1.” As a result at vesting, CPUs for each award will convert to Common Units on a 1:1 basis. In addition, the amendment provides for the forfeiture from the date of grant to the date of the amendment of previously credited PDRs to each executive. No other modification was made to the CPU Agreements under this amendment.

In December 2007, seven executives, Halbert Washburn, Randall Breitenbach, Mark Pease, James Jackson, Gregory Brown, Thurmon Andress and Jackson Washburn, received 0.7 million units of CPUs (“2007 CPUs”) at a grant price of $30.29 per Common Unit. Each of the 2007 CPU awards had the vesting commencement date of January 1, 2008 and were to vest on the earliest to occur of (i) January 1, 2013, (ii) the date on which the aggregate amount of distributions paid to common unitholders for any four consecutive quarters during the term of the award is greater than or equal to $3.10 per Common Unit and (iii) upon the occurrence of the death or “disability” of the grantee or his or her termination without “cause” or for “good reason” (as defined in the holder’s employment agreement, if applicable). On December 13, 2012, certain of our executive officers entered into an amendment with respect to their 2007 CPU grants, that provided that such grants could vest on December 28, 2012 instead of January 1, 2013. The 2007 CPUs were converted to Common Units on a one-to-one basis and in total 0.7 million Common Units were issued. We recorded compensation expense for the 2007 CPUs of $4.1 million in 2012.

Director Restricted Phantom Units

We have made grants of RPUs to the non-employee directors of our General Partner that are substantially similar to the ones granted to employees. The estimated fair value associated with these phantom units is expensed in the statement of income over the vesting period.

We recorded compensation expense for the director’s phantom units of approximately $0.8 million, $0.7 million and $0.6 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $1.0 million of total unrecognized compensation cost for the unvested Director Restricted Phantom Units and such cost is expected to be recognized over the next two years.

The following table summarizes information about the Director Restricted Phantom Units:

	Year Ended December 31,
	2014		2013		2012
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
Thousands, except per unit amounts	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of period	67	$20.69	48	$20.43	132	$13.45
Granted	43	20.29	38	20.98	29	19.63
Vested	(32)	20.77	(19)	20.63	(113)	12.11
Outstanding, end of period	78	$20.44	67	$20.69	48	$20.43

19. Retirement Plan

Breitburn Management operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering. All of our employees, including our executives, are employees of Breitburn Management. Breitburn Management has a defined contribution retirement plan, which covers substantially all of its employees commencing on the first day of the month following the month of hire. The plan provides for Breitburn Management to make regular contributions based on employee contributions as provided for in the plan agreement. Employees fully vest in Breitburn Management’s contributions after five years of service. PCEC is charged for a portion of the matching contributions made by Breitburn Management. For the years ended December 31, 2014, 2013 and 2012, we recognized expense related to matching contributions of $3.7 million, $2.0 million and $1.3 million, respectively. The $1.7 million increase from the year ended December 31, 2013 to the year ended December 31, 2014 was primarily due to an increase in the number of employees.

20. Significant Customers

We sell oil, NGLs and natural gas primarily to large, established domestic refiners and utilities.  For the years ended December 31, 2014, 2013 and 2012, sales of oil, NGL and natural gas production to each of the following purchasers represented 10% or more of total sales revenue:

	Year Ended December 31,
	2014	2013	2012
Shell Trading	22%	15%	2%
Phillips 66	10%	15%	16%
Marathon Oil Corporation	8%	10%	14%
Plains Marketing & Transportation LLC	7%	9%	17%
ConocoPhillips	5%	5%	14%

Our sales contracts are sold at market-sensitive or spot prices.  Because commodity products are sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers.  As a result, the loss of any one purchaser would not have a long-term material adverse effect on our ability to sell our production.

21. Subsequent Events

On January 2, 2015, we announced a cash distribution to unitholders for the first monthly payment attributable to the fourth quarter of 2014 at the rate of $0.0833 per Common Unit, which was paid on January 16, 2015 to the record holders of common units at the close of business on January 13, 2015.

On January 27, 2015, we announced a cash distribution to unitholders for the second monthly payment attributable to the fourth quarter of 2014 at the rate of $0.0833 per Common Unit, which was paid on February 13, 2015 to the record holders of common units at the close of business on February 9, 2015.

On February 24, 2015, we announced a cash distribution to unitholders for the third monthly payment attributable to the fourth quarter of 2014 at the rate of $0.0833 per Common Unit, which will be paid on March 13, 2015, to the record holders of Common Units at the close of business on March 9, 2015.

Supplemental Information (Unaudited)

A. Oil, NGL and Natural Gas Activities (Unaudited)

Our proved reserves are estimated by third party reservoir engineers and in accordance with SEC guidelines. We are reasonably certain that the estimated quantities will equal or exceed the estimates. Reserve estimates are expected to change as economic assumptions change and additional engineering and geoscience data becomes available. For reserve reporting purposes, we use unweighted average first-day-of-the-month pricing for the 12 calendar months prior to the end of the reporting period. Costs are held constant throughout the projected reserve life. While SEC guidelines permit a company to establish undeveloped reserves as proved with appropriate degrees of reasonable certainty established absent actual production tests and without artificially limiting such reserves to spacing units adjacent to a producing well, we have elected not to add such undeveloped reserves as proved.

Costs incurred

The following table summarizes our costs incurred for the past three years:

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Property acquisition costs
Proved	$1,707,528	$971,968	$530,532
Unproved (a)	734,603	88,276	89,725
Pipelines and processing facilities	—	72,037	—
Asset retirement costs	91,097	9,171	6,279
Development costs	388,807	294,822	152,820
Asset retirement costs - development	4,020	9,612	4,021
Total costs incurred	$2,926,055	$1,445,886	$783,377

(a) Primarily reflects amounts attributable to unproved reserves located within acquired producing oil and gas properties.

Capitalized costs

The following table presents the aggregate capitalized costs subject to DD&A relating to oil and gas activities, and the aggregate related accumulated allowance:

	December 31,
Thousands of dollars	2014	2013
Proved properties and related producing assets	$6,402,997	$4,235,944
Pipelines and processing facilities	316,002	293,056
Unproved properties	1,017,410	289,640
Accumulated depreciation, depletion and amortization	(1,326,566)	(911,249)
Net capitalized costs	$6,409,843	$3,907,391

The average DD&A rate per equivalent unit of production for the year ended December 31, 2014, excluding impairments and non-oil and gas related DD&A, was $20.44 per Boe. The average DD&A rate per equivalent unit of production for the year ended December 31, 2013, excluding impairments and non-oil and gas related DD&A, was $19.18 per Boe.

Results of operations for oil, NGL and natural gas producing activities

The results of operations from oil, NGL and natural gas producing activities below exclude G&A expenses, interest expenses and interest income:

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Oil, NGL and natural gas sales	$855,820	$660,665	$413,867
Gain (loss) on commodity derivative instruments, net	566,533	(29,182)	5,580
Operating costs	(352,906)	(262,822)	(195,779)
Depletion, depreciation and amortization	(288,503)	(210,636)	(134,746)
Impairments	(149,000)	(54,373)	(12,313)
Income tax benefit (expense)	91	(905)	(84)
Results of operations from producing activities (a)	$632,035	$102,747	$76,525

(a) Excludes gain (loss) on sale of assets.

Supplemental reserve information

The following information summarizes our estimated proved reserves of oil, NGLs and natural gas and the present values thereof for the years ended December 31, 2014, 2013 and 2012. The following reserve information is based upon reports by Netherland, Sewell & Associates, Inc. (“NSAI”), Schlumberger PetroTechnical Services (“SLB”) and Cawley, Gillespie & Associates, Inc. (“CGA”), independent petroleum engineering firms. NSAI prepared reserve data for our legacy California, Wyoming, Texas and Florida properties as well as all properties acquired in the QRE Merger, SLB prepared reserve data for our legacy Michigan, Indiana and Kentucky properties and CGA prepared reserve data for our legacy Oklahoma properties. The estimates are prepared in accordance with SEC regulations. We only utilize large, widely known, highly regarded and reputable engineering consulting firms. Not only the firms, but the technical persons that sign and seal the reports are licensed and certify that they meet all professional requirements. Licensing requirements formally require mandatory continuing education and professional qualifications. They are independent petroleum engineers, geologists, geophysicists and petrophysicists.

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
Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves reports included in this report as Exhibits 99.1 and 99.2 are Mr. J. Carter Henson, Jr., Mr. Mike K. Norton and Mr. Connor B. Riseden.  Mr. Henson has been practicing consulting petroleum engineering at NSAI since 1989. Carter is a Licensed Professional Engineer in the State of Texas (License No. 73964) and has over 30 years of practical experience in petroleum engineering, with over 22 years’ experience in the estimation and evaluation of reserves.  Mr. Henson graduated from Rice University in 1981 with a Bachelor of Science Degree in Mechanical Engineering.  Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989.  Mr. Norton is a Licensed Petroleum Geologist in the State of Texas (License No. 441) and has over 34 years of practical experience in petroleum geosciences, with over 29 years’ experience in the estimation and evaluation of reserves.  Mr. Norton graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology.  Mr. Riseden, a Licensed Professional Engineer in the State of Texas (No. 100566), has been practicing consulting petroleum engineering at NSAI since 2006 and has over 4 years of prior industry experience.  He graduated from Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and graduated from Tulane University in 2005 with a Master of Business Administration Degree. These technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Within CGA, the technical persons primarily responsible for preparing the estimates set forth in the CGA reserves report included in this report as Exhibit 99.4 is Mr. Robert Ravnaas, who has been a Petroleum Consultant for CGA since 1983, and became President in 2011. Mr. Ravnaas has completed numerous field studies, reserve evaluations and reservoir simulation, waterflood design and monitoring, unit equity determinations and producing rate studies. He has testified before the Texas Railroad Commission in unitization and field rules hearings. Prior to CGA Mr. Ravnaas worked as a Production Engineer for Amoco Production Company. Mr. Ravnaas received a B.S. with special honors in Chemical Engineering from the University of Colorado at Boulder, and a M.S. in Petroleum Engineering from the University of Texas at Austin. Mr. Ravnaas is a registered professional engineer in Texas, No. 61304, and a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists and the Society of Professional Well Log Analysts.

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

The following table sets forth certain data pertaining to our estimated proved reserves, all of which are located within the United States, for the years ended December 31, 2014, 2013 and 2012.

	Oil (in MBbls)	NGLs (in MBbls)	Natural Gas (in MMcf)	Total (MBoe)
Estimated Proved Reserves
December 31, 2011	51,735	948	590,543	151,106
Revision of previous estimates	(5,160)	794	(177,645)	(33,973)
Purchase of previous reserves in-place	23,861	3,716	36,712	33,696
Extensions, discoveries and other	6,671	61	932	6,887
Production	(3,514)	(138)	(27,997)	(8,318)
December 31, 2012	73,593	5,381	422,545	149,398
Revision of previous estimates	(3,312)	2,678	85,986	13,696
Purchase of previous reserves in-place	47,655	8,223	30,331	60,933
Sale of reserves in-place	(90)	—	—	(90)
Extensions, discoveries and other	1,014	48	1,527	1,317
Production	(5,651)	(640)	(28,156)	(10,983)
December 31, 2013	113,209	15,690	512,233	214,271
Revision of previous estimates	(20,005)	(5,798)	(1,589)	(26,067)
Purchase of previous reserves in-place	82,394	14,399	211,317	132,012
Sale of reserves in-place	—	—	—	—
Extensions, discoveries and other	7,172	651	8,297	9,206
Production	(7,931)	(1,157)	(30,159)	(14,114)
December 31, 2014	174,839	23,785	700,099	315,308

Proved developed reserves
December 31, 2012	56,688	2,469	363,378	119,721
December 31, 2013	86,271	10,236	461,485	173,421
December 31, 2014	126,495	16,485	604,723	243,768

Proved undeveloped reserves
December 31, 2012	16,905	2,912	59,167	29,677
December 31, 2013	26,938	5,454	50,748	40,850
December 31, 2014	48,344	7,300	95,376	71,540

Revisions of Previous Estimates

In 2014, we had negative revisions of 26.1 MMBoe, driven primarily by a decrease in oil and NGL prices in the Permian Basin, California, and Florida and performance revisions in the Permian Basin and Oklahoma and 9.2 MMBoe of extensions and discoveries. Unweighted average first-day-of-the-month oil and natural gas prices used to determine our total estimated proved reserves as of December 31, 2014 were $94.99 per Bbl of oil and $4.35 per MMBtu of gas, compared to $96.94 per Bbl of oil and $3.67 per MMBtu of gas in 2013. In 2013, we had positive revisions of 13.7 MMBoe, primarily related to an increase in oil and natural gas prices and 1.3 MMBoe of extensions and discoveries.

Unweighted average first-day-of-the-month market prices for the reserve reports for the year ended December 31, 2012 were $94.71 per Bbl of oil, and $2.76 per MMBtu of gas. In 2012, we had negative revisions of 34.0 MMBoe, primarily related to a decrease in natural gas prices offset by 6.9 MMBoe of extensions and discoveries.

Conversion of Proved Undeveloped Reserves

During the years ended December 31, 2014, 2013 and 2012, we incurred $272.0 million, $160.1 million and $21.6 million in capital expenditures, respectively, and drilled 208 wells, 122 wells and 20 wells, respectively, related to the conversion of proved undeveloped to proved developed reserves. During the years ended December 31, 2014, 2013 and 2012, we converted 10.5 MMBoe, 9.7 MMBoe and 2.3 MMBoe, respectively, from proved undeveloped to proved developed reserves. As of December 31, 2014, we had no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and we expect to develop substantially all estimated proved undeveloped reserves within five years of the recognition of those reserves.

The increase in proved undeveloped reserves during the year ended December 31, 2014 was primarily due to the QRE Merger, which added 36.0 MMBoe, and due to our expanded drilling program, primarily in California and the Permian Basin, partially offset by the conversion of proved undeveloped to proved developed reserves. The increase in proved undeveloped reserves during the year ended December 31, 2013 was primarily due to the Oklahoma Panhandle Acquisitions and the 2013 Permian Basin Acquisitions, which added 13.7 MMBoe and 9.5 MMBoe of proved undeveloped reserves, respectively, partially offset by economic revisions and the conversion of proved undeveloped to proved developed reserves. The increase in proved undeveloped reserves during the year ended December 31, 2012 was primarily due to the 2012 Permian Basin Acquisitions, the NiMin Acquisition and the AEO Acquisition, which added 12.9 MMBoe, 2.4 MMBoe and 1.4 MMBoe of proved undeveloped reserves, respectively, partially offset by economic revisions and the conversion of proved undeveloped to proved developed reserves.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves as of December 31, 2014, 2013 and 2012 is presented below:

	December 31,
Thousands of dollars	2014	2013	2012
Future cash inflows	$20,014,316	$13,187,507	$8,512,019
Future development costs	(1,904,400)	(962,517)	(728,577)
Future production expense	(8,445,646)	(5,703,997)	(3,950,309)
Future net cash flows	9,664,270	6,520,993	3,833,133
Discounted at 10% per year	(5,160,166)	(3,295,145)	(1,843,238)
Standardized measure of discounted future net cash flows	$4,504,104	$3,225,848	$1,989,895

The standardized measure of discounted future net cash flows discounted at 10% from production of proved reserves was developed as follows:

1.	An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.
In accordance with SEC guidelines, the reserve engineers’ estimates of future net revenues from our estimated proved properties and the present value thereof are made using unweighted average first-day-of-the-month oil and gas sales prices and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various derivative instruments to fix or limit the prices relating to a portion of our oil and gas production. Derivative instruments in effect at December 31, 2014 and 2013 are discussed in Note 4. Such derivative instruments are not reflected in the reserve reports. Representative unweighted average first-day-of-the-month market prices for the reserve reports for the year ended December 31, 2014 were $94.99 per Bbl of oil and $4.35 per MMBtu of gas, compared to $96.94 per Bbl of oil and $3.67 per MMBtu of gas in 2013. Unweighted average first-day-of-the-month market prices for the reserve reports for the year ended December 31, 2012 were $94.71 per Bbl of oil and $2.76 per MMBtu of gas.

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

The principal sources of changes in the standardized measure of the future net cash flows for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
Thousands of dollars	2014	2013	2012
Beginning balance	$3,225,848	$1,989,895	$1,659,301
Sales, net of production expense	(500,139)	(397,843)	(218,088)
Net change in sales and transfer prices, net of production expense	(29,497)	259,186	(320,533)
Previously estimated development costs incurred during year	315,792	176,253	61,767
Changes in estimated future development costs	(68,949)	(140,105)	(41,372)
Extensions, discoveries and improved recovery, net of costs	175,335	28,445	251,655
Purchase of reserves in place	1,707,528	1,044,004	530,532
Sale of reserves in place	—	(2,694)	—
Revision of quantity estimates and timing of estimated production	(644,399)	69,718	(99,297)
Accretion of discount	322,585	198,989	165,930
Ending balance	$4,504,104	$3,225,848	$1,989,895

B.      Quarterly Financial Data (Unaudited)

	Year ended December 31, 2014
	First	Second	Third	Fourth
Thousands of dollars except per unit amounts	Quarter	Quarter	Quarter	Quarter
Oil, NGL and natural gas sales	$223,556	$219,051	$216,146	$197,067
Gain (loss) on derivative instruments, net	(40,228)	(127,000)	146,171	587,590
Other revenue, net	1,584	1,071	1,585	3,376
Total revenue	184,912	93,122	363,902	788,033

Operating income (loss)	20,399	(74,937)	160,219	440,286

Net income (loss) (a)	(9,758)	(104,725)	130,643	405,156

Net income (loss) attributable to the partnership	$(9,758)	$(104,725)	$130,643	$405,173

Basic net income (loss) per limited partner unit (b)	$(0.08)	$(0.89)	$1.03	$2.28
Diluted net income (loss) per limited partner unit (b)	$(0.08)	$(0.89)	$1.03	$2.27

(a) In the third quarter and fourth quarter of 2014, we recognized and recorded impairment charges of $29.4 million and $119.6 million, respectively. See Note 6 for discussion of impairments.
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

(a) In the fourth quarter of 2013, we recognized and recorded an impairment charge of $54.4 million due to reserve adjustments related to lower performance and a decrease in expected future commodity prices. See Note 6 for details on impairments.
(b) Due to changes in the number of weighted average common units outstanding that may occur each quarter, the sum of the earnings per unit amounts for the quarters may not be additive to the full year earnings per unit amount.

EXHIBIT INDEX

NUMBER	DOCUMENT
2.1
Agreement and Plan of Merger, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Breitburn GP LLC, Boom Merger Sub, LLC, QR Energy LP and QRE GP, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

3.1	Certificate of Limited Partnership of Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 (File No. 333-134049) filed on July 13, 2006).
3.2
Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on May 21, 2014).

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

3.4
Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of April 5, 2010 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-33055) filed on April 9, 2011).

3.5
Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC dated as of December 30, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

3.6
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 2, 2014).

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

4.3
First Supplemental Indenture, dated as of August 8, 2013, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture, dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-33055) filed on November 22, 2013).

4.4
First Supplemental Indenture, dated as of August 8, 2013, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture dated as of January 13, 2012 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-33055) filed on November 22, 2013).

4.5
Second Supplemental Indenture, dated as of November 24, 2014, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture, dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-3 (File No. 001-181531) filed on November 24, 2014).

4.6
Second Supplemental Indenture, dated as of November 24, 2014, by and among Breitburn Energy Partners LP, Breitburn Finance Corporation, the Guarantors named therein and U.S. Bank National Association, to the Indenture dated as of January 13, 2012 (incorporated herein by reference to Post-Effective Amendment No. 2 to Form S-3 (File No. 001-181531) filed on November 24, 2014).

4.7
Registration Rights Agreement, dated July 23, 2014, by and among Breitburn Energy Partners LP, QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources B, LP, Quantum Resources A1, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

10.1
Third Amended and Restated Credit Agreement, dated November 19, 2014, by and among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, and Wells Fargo Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on November 29, 2014).

10.2
Second Amended and Restated Credit Agreement, dated May 7, 2010, by and among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, and Wells Fargo Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33055) filed on May 10, 2010).

10.3
First Amendment to the Second Amended and Restated Credit Agreement dated September 17, 2010 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on September 23, 2010).

10.4
Second Amendment to the Second Amended and Restated Credit Agreement dated May 9, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33055) filed on May 10, 2011).

10.5
Third Amendment to the Second Amended and Restated Credit Agreement dated August 3, 2011 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-33055) filed on August 8, 2011).

10.6
Fourth Amendment to the Second Amended and Restated Credit Agreement dated October 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 7, 2011).

10.7
Fifth Amendment to the Second Amended and Restated Credit Agreement dated May 25, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on June 29, 2012).

10.8
Sixth Amendment to the Second Amended and Restated Credit Agreement dated October 11, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 16, 2012).

10.9
Seventh Amendment to the Second Amended and Restated Credit Agreement dated February 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33055) filed on February 28, 2013).

10.10
Eighth Amendment to the Second Amended and Restated Credit Agreement dated May 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

10.11
Ninth Amendment to the Second Amended and Restated Credit Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on July 18, 2013).

10.12
Tenth Amendment to the Second Amended and Restated Credit Agreement dated November 6, 2013 (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.13
Eleventh Amendment to the Second Amended and Restated Credit Agreement dated February 21, 2014 (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.14
Twelfth Amendment to the Second Amended and Restated Credit Agreement dated April 25, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on April 28, 2014).

10.15
Third Amended and Restated Administrative Services Agreement, dated May 8, 2012, by and between Pacific Coast Energy Company L.P. and Breitburn Management Company LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33055) filed on August 8, 2012).

10.16
Amendment No. 1 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated March 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on March 20, 2014).

10.17
Amendment No. 2 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33055) filed on November 5, 2014).

10.18
Amendment No. 3 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated July 31, 2014 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33055) filed on November 5, 2014).

10.19
Amendment No. 4 to the Third Amended and Restated Administrative Services Agreement between Pacific Coast Energy Company LP and Breitburn Management Company LLC dated August 29, 2014 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33055) filed on November 5, 2014).

10.20
Omnibus Agreement, dated August 26, 2008, by and among Breitburn Energy Holdings LLC, BEC (GP) LLC, Breitburn Energy Company LP, Breitburn GP LLC, Breitburn Management Company LLC and Breitburn Energy Partners LP (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33055) filed on September 2, 2008).

10.21
First Amendment to Omnibus Agreement, dated May 8, 2012, by and among Breitburn Energy Partners LP, Breitburn GP LLC, Breitburn Management Company LLC, Pacific Coast Energy Company L.P., Pacific Coast Energy Holdings LLC and PCEC (GP) LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33055) filed on August 8, 2012).

10.22
Amendment No. 1 to the Operations and Proceeds Agreement, relating to the Dominguez Field and dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-33055) filed on June 23, 2008).

10.23
Amendment No. 1 to the Surface Operating Agreement dated October 10, 2006 entered into on June 17, 2008 by and between BreitBurn Energy Company L.P. and its predecessor BreitBurn Energy Corporation and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-33055) filed on June 23, 2008).

10.24
Purchase and Sale Agreement dated June 22, 2013, by and between Whiting Oil and Gas Corporation and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on June 25, 2013).

10.25
Purchase and Sale Agreement dated December 12, 2013, between CrownRock, L.P. and Breitburn Operating LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on December 13, 2013).

10.26
Contribution Agreement, between Antares Energy Company and Breitburn Operating LP, dated as of October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on October 28, 2014).

10.27
Transaction, Voting and Support Agreement, dated as of July 23, 2014, by and among Breitburn Energy Partners LP, Quantum Resource A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP and Black Diamond Resources, LLC, QR Holdings LLC and QR Energy Holdings, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by QR Energy, LP on July 29, 2014).

10.28
Indemnity Agreement between Breitburn Energy Partners LP, Breitburn GP LLC and Halbert S. Washburn, together with a schedule identifying other substantially identical agreements between Breitburn Energy Partners LP, Breitburn GP LLC and each of its executive officers and non-employee directors identified on the schedule (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K (File No. 001-33055) filed on November 4, 2009).

10.29
Third Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and Halbert S. Washburn (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.30
Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and Mark L. Pease (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.31
Second Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and James G. Jackson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.32
Amended and Restated Employment Agreement dated December 30, 2010 among Breitburn Management Company LLC, Breitburn GP LLC, Breitburn Energy Partners LP and Gregory C. Brown (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-33055) filed on January 6, 2011).

10.33†
Retirement Agreement, dated as of November 30, 2012, among Breitburn Energy Partners LP, Breitburn GP LLC and Randall H. Breitenbach (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33055) filed on December 6, 2012).

10.34†
First Amended and Restated Breitburn Energy Partners LP 2006 Long-Term Incentive Plan effective as of October 29, 2009 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33055) filed on November 6, 2009).

10.35†
First Amendment to the First Amended and Restated Breitburn Energy Partners LP 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form S-8 Registration Statement (File No. 333-181526) filed on May 18, 2012).

10.36†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Executive Form) (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0001-33055) filed on March 9, 2011).

10.37†*	Form of First Amendment to Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreements (2013 awards).
10.38†*	Form of First Amendment to Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreements (2014 awards).
10.39†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Executive Form) (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0001-33055) filed on March 9, 2011).

10.40†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Director Form) (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0001-33055) filed on March 9, 2011).

10.41†
Omnibus First Amendment to the Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreements, dated as of November 30, 2012, among Breitburn Energy Partners LP, Breitburn GP LLC and Randall H. Breitenbach (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K (File No. 001-33055) filed on December 6, 2012).

10.42†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Deferred Payment Award) for 2013 grants (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-33055) filed on May 3, 2013).

10.43†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Non-Employment Agreement Form) for 2013 grants (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-33055) filed on May 3, 2013).

10.44†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Employment Agreement Form) for 2013 grants (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-33055) filed on May 3, 2013).

10.45†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Convertible Phantom Unit Agreement (Employment Agreement Form) for 2014 grants (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.46†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Employment Agreement Form) for 2014 grants (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.47†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Director Form) for 2014 grants (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.48†
Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Deferred Payment Award) for 2014 grants (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33055) filed on February 28, 2014).

10.49†*	Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Employment Agreement Form) for 2015 grants.

10.50†*	Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Non-Employment Agreement Form) for 2015 grants.
10.51†*	Form of Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Director Form) for 2015 grants.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1
Code of Ethics for Chief Executive Officers and Senior Officers (as amended and restated on February 28, 2007) (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on March 5, 2007).

21.1*	List of Subsidiaries of Breitburn Energy Partners LP.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Schlumberger PetroTechnical Services.
23.4*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1*	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in California, Florida, Texas, and Wyoming.
99.2*	Netherland, Sewell & Associates, Inc. reserve report for certain properties located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.
99.3*	Schlumberger PetroTechnical Services reserve report.
99.4*	Cawley, Gillespie & Associates, Inc. reserve report.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.