Form 10-Q
period 2016-06-30
Breitburn Energy Partners LP
filed 2016-08-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Yes ☐     No ☒

As of August 5, 2016, the registrant had 213,789,296 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil, natural gas liquids (“NGL”) and natural gas prices, including further or sustained declines in the prices we receive for our production; risks and uncertainties associated with the restructuring process, including our inability to develop, confirm and consummate a plan under Chapter 11 of the Bankruptcy Code or an alternative restructuring transaction; inability to maintain our relationships with suppliers, customers, other third parties or our employees as a result of the restructuring process; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness; ability to continue to borrow under our debtor-in-possession credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; changes in our business strategy; ability to obtain external capital to finance exploitation and development operations and acquisitions; the potential need to sell certain assets, restructure our debt or raise additional capital; our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern; failure of properties to yield oil or natural gas in commercially viable quantities; ability to integrate successfully the businesses we acquire; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”), under Part II—Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and under Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

GLOSSARY AND DESCRIPTION OF REFERENCES

Unless the context otherwise requires, references in this report to the following terms have the meanings set forth below. This “Glossary and Description of References” should be read in conjunction with the “Glossary of Oil and Gas Terms; Description of References” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Bankruptcy Code: United States Bankruptcy Code

Bankruptcy Court: United States Bankruptcy Court for the Southern District of New York

Chapter 11: Chapter 11 of the United States Bankruptcy Code

Debtors: Breitburn Energy Partners LP and certain of its affiliates, including Breitburn Management Company LLC, Breitburn Operating GP LLC, Breitburn Operating LP, Breitburn Finance Corporation, Breitburn GP LLC, Breitburn Sawtelle LLC, Breitburn Oklahoma LLC, Phoenix Production Company, QR Energy, LP, QRE GP, LLC, QRE Operating, LLC, Breitburn Transpetco LP LLC, Breitburn Transpetco GP LLC, Transpetco Pipeline Company, L.P., Terra Energy Company LLC, Terra Pipeline Company LLC, Breitburn Florida LLC, Mercury Michigan Company, LLC, Beaver Creek Pipeline, L.L.C., GTG Pipeline LLC and Alamitos Company, who filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on May 15, 2016

DIP Credit Agreement: Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, by and among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender

Non-Debtors: East Texas Salt Water Disposal Company (“ETSWDC”) and Breitburn Collingwood Utica LLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries (Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)

Thousands of dollars	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$90,460	$10,464
Accounts and other receivables, net (note 4)	541,709	128,589
Derivative instruments (note 4)	—	439,627
Related party receivables (note 5)	1,401	2,274
Inventory	1,361	926
Prepaid expenses	15,766	6,447
Total current assets	650,697	588,327
Equity investments	6,791	6,567
Property, plant and equipment
Oil and natural gas properties (note 3)	7,876,887	7,898,117
Other property, plant and equipment (note 3)	197,125	188,795
	8,074,012	8,086,912
Accumulated depletion, depreciation, and impairment (note 6)	(4,263,548)	(4,154,030)
Net property, plant and equipment	3,810,464	3,932,882
Other long-term assets
Derivative instruments (note 4)	—	226,764
Other long-term assets (note 7)	63,696	80,847
Total assets	$4,531,648	$4,835,387
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$44,251	$50,412
Current portion of long-term debt (note 8)	1,197,329	154,000
Derivative instruments (note 4)	—	4,462
Distributions payable	—	733
Current portion of asset retirement obligation	3,425	2,341
Revenue and royalties payable	36,497	35,462
Wages and salaries payable	17,512	21,654
Accrued interest payable	224	19,517
Production and property taxes payable	18,150	24,292
Other current liabilities	13,368	5,133
Total current liabilities	1,330,756	318,006

Liabilities subject to compromise (note 2)	1,880,793	—

Credit facility	—	1,075,000
Senior notes, net	—	1,752,194
Other long-term debt	3,124	3,148
Total long-term debt (note 8)	3,124	2,830,342
Deferred income taxes	3,536	3,844
Asset retirement obligation (note 10)	251,698	252,037
Derivative instruments (note 4)	—	255
Other long-term liabilities	22,197	25,008
Total liabilities	3,492,104	3,429,492
Commitments and contingencies (note 11)
Equity
Series A preferred units, 8.0 million units issued and outstanding at each of June 30, 2016 and December 31, 2015 (note 12)	193,215	193,215
Series B preferred units, 49.6 million and 48.8 million units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	359,611	353,471
Common units, 213.8 million and 213.5 million units issued and outstanding at June 30, 2016 and December 31, 2015, respectively (note 12)	480,125	852,114
Accumulated other comprehensive loss (note 13)	(257)	(229)
Total partners' equity	1,032,694	1,398,571
Noncontrolling interest	6,850	7,324
Total equity	1,039,544	1,405,895
Total liabilities and equity	$4,531,648	$4,835,387

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries (Debtor-In-Possession)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2016	2015	2016	2015
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$127,282	$189,636	$232,732	$352,259
(Loss) gain on commodity derivative instruments, net (note 4)	(92,210)	(93,432)	(54,287)	43,760
Other revenue, net	4,362	6,504	8,955	12,973
Total revenues and other income items	39,434	102,708	187,400	408,992

Operating costs and expenses
Operating costs	83,795	115,837	178,769	233,815
Depletion, depreciation and amortization	81,960	109,447	165,683	219,271
Impairment of oil and natural gas properties (note 6)	—	—	2,793	59,113
Impairment of goodwill (note 6)	—	95,947	—	95,947
General and administrative expenses	16,270	22,862	37,684	55,124
Restructuring costs (note 15)	2,439	1,773	5,248	6,691
(Gain) loss on sale of assets	(2)	122	(12,262)	137
Total operating costs and expenses	184,462	345,988	377,915	670,098

Operating loss	(145,028)	(243,280)	(190,515)	(261,106)

Interest expense, net of capitalized interest	49,917	61,404	105,906	101,069
(Gain) loss on interest rate swaps (note 4)	(533)	603	1,810	2,415
Other (income) expense, net	(130)	35	152	(442)
Reorganization items, net (note 2)	66,897	—	66,897	—

Loss before taxes	(261,179)	(305,322)	(365,280)	(364,148)

Income tax expense	371	259	276	351

Net loss	$(261,550)	$(305,581)	$(365,556)	$(364,499)

Less: Net (loss) income attributable to noncontrolling interest	$(235)	$126	$(455)	$33

Net loss attributable to the partnership	$(261,315)	$(305,707)	$(365,101)	$(364,532)

Less: Distributions to Series A preferred unitholders	2,017	4,125	6,142	8,250
Less: Non-cash distributions to Series B preferred unitholders	3,737	6,408	11,123	6,408
Less: Distributions on participating units in excess of earnings	—	640	—	1,303

Net loss used to calculate basic and diluted net loss per unit	$(267,069)	$(316,880)	$(382,366)	$(380,493)

Basic net loss per common unit (note 12)	$(1.25)	$(1.50)	$(1.79)	$(1.80)
Diluted net loss per common unit (note 12)	$(1.25)	$(1.50)	$(1.79)	$(1.80)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Basic	213,779	211,401	213,720	211,167
Diluted	213,779	211,401	213,720	211,167

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries (Debtor-In-Possession)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2016	2015	2016	2015
Net loss	$(261,550)	$(305,581)	$(365,556)	$(364,499)

Other comprehensive income (loss), net of tax:
Change in fair value of available-for-sale securities (a)	263	(74)	733	99
Pension and post-retirement benefits actuarial loss (b)	(781)	—	(781)	—
Total other comprehensive (loss) income	(518)	(74)	(48)	99

Total comprehensive loss	(262,068)	(305,655)	(365,604)	(364,400)

Less: Comprehensive (loss) income attributable to noncontrolling interest	(447)	97	(475)	74

Comprehensive loss attributable to the partnership	$(261,621)	$(305,752)	$(365,129)	$(364,474)

(a) Net of income tax expense of $0.1 million and income tax benefit of $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Net of income tax expense of $0.4 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.
(b) Net of income tax benefit of $0.4 million for each of the three months and six months ended June 30, 2016, respectively.

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries (Debtor-In-Possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
Thousands of dollars	2016	2015
Cash flows from operating activities
Net loss	$(365,556)	$(364,499)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	165,683	219,271
Impairment of oil and natural gas properties	2,793	59,113
Impairment of goodwill	—	95,947
Unit-based compensation expense	10,075	14,545
Loss (gain) on derivative instruments	56,097	(41,345)
Derivative instrument settlement receipts	172,199	224,007
Income from equity affiliates, net	(223)	153
Deferred income taxes	(308)	168
(Gain) loss on sale of assets	(12,262)	137
Non-cash reorganization items	48,829	—
Other	26,432	12,818
Changes in net assets and liabilities
Accounts receivable and other assets	4,156	8,656
Inventory	(435)	2,385
Net change in related party receivables and payables	873	2,165
Accounts payable and other liabilities	52,641	(18,576)
Net cash provided by operating activities	160,994	214,945
Cash flows from investing activities
Property acquisitions	(5,983)	(17,663)
Capital expenditures	(46,287)	(170,634)
Proceeds from sale of assets	11,797	—
Proceeds from sale of available-for-sale securities	6,319	3,480
Purchases of available-for-sale securities	(6,893)	(3,637)
Other	—	(853)
Net cash used in investing activities	(41,047)	(189,307)
Cash flows from financing activities
Proceeds from issuance of preferred units, net	—	337,895
Proceeds from issuance of common units, net	—	4,925
Distributions to preferred unitholders	(5,501)	(8,250)
Distributions to common unitholders	—	(81,183)
Proceeds from issuance of long-term debt, net	37,329	1,043,400
Repayments of long-term debt	(69,000)	(1,296,500)
Principal payments on capital lease obligations	(39)	—
Change in bank overdraft	(65)	126
Debtor-in-possession financing costs	(2,672)	—
Debt issuance costs	(3)	(29,154)
Net cash used in financing activities	(39,951)	(28,741)
Increase (decrease) in cash	79,996	(3,103)
Cash beginning of period	10,464	12,628
Cash end of period	$90,460	$9,525

See accompanying notes to consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at June 30, 2016, our operating results for the three months and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015 have been included.  Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2015 Annual Report.

We follow the successful efforts method of accounting for oil and natural gas activities.  Depletion, depreciation and amortization (“DD&A”) of proved oil and natural gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

Chapter 11 Cases

On May 15, 2016 (the “Chapter 11 Filing Date”), we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. See Note 2 for a discussion of the bankruptcy proceedings.

Presentation

Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the 2016 presentation. Other long-term debt on the consolidated balance sheet at December 31, 2015 was reported in our 2015 Annual Report as $2.9 million compared to $3.1 million in this report due to $0.2 million in capital lease obligations that were segregated from other long-term liabilities and reclassified to other long-term debt.

See Note 2 for a discussion of our liquidity and ability to continue as a going concern.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-15, a company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Effective January 1, 2016, we adopted these standards, which required retroactive application and represented a change in accounting principle. The unamortized debt issuance costs of approximately $37.0 million associated with our outstanding senior notes, which were formerly presented as a component of other long-term assets on the consolidated balance sheets, were reflected as a reduction to the carrying liability of our senior notes. Debt issuance costs associated with our credit facility remained classified in other long-term assets.

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

During the three months ended June 30, 2016, the unamortized debt issuance costs associated with our outstanding Senior Notes was expensed to reorganization items, net on the consolidated statements of operations (see Note 2 and Note 8).

Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This update rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. These ASUs are effective for annual and interim periods beginning after December 15, 2017. We are assessing the impact that the adoption of these standards will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are assessing the impact that ASU 2016-13 will have on our consolidated financial statements.

2.  Chapter 11 Cases and Liquidity

Chapter 11 Cases

On May 15, 2016, we and 21 of our subsidiaries filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Breitburn Energy Partners LP, et al, Case No. 16-11390. No trustee has been appointed and we will continue to manage ourselves and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In connection with the Chapter 11 Cases, Breitburn Operating LP (“BOLP”) entered into the Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, among itself, as borrower, Breitburn Energy Partners LP, as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (the “DIP Credit Agreement”). See Note 8 for a discussion of the DIP Credit Agreement.

ASC 852-10, Reorganizations, applies to entities that have filed a petition for relief under Chapter 11 of the Bankruptcy Code. In accordance with ASC 852-10, transactions and events directly associated with the reorganization are required to be distinguished from the ongoing operations of the business. In addition, the guidance requires changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Third Amended and Restated Credit Agreement, dated as of May 19, 2016, among BOLP, as borrower, Breitburn Energy Partners LP, as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (as amended, the “Credit Agreement”), and the indentures governing our 9.25% Senior Secured Second Lien Notes due 2020 (“Senior Secured Notes”), our 8.625% Senior Notes due 2020 (“2020 Senior Notes”) and our 7.875% Senior Notes due 2022 (“2022 Senior Notes,” and together with the 2020 Senior Notes, the “Senior Unsecured Notes”). Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. See Note 8 for a discussion of our Credit Agreement (which has been reclassified from long-term debt to current portion of long-term debt on our consolidated balance sheets) and our Senior Secured Notes and Senior Unsecured Notes (which have been reclassified from long-term debt to liabilities subject to compromise on our consolidated balance sheets).

We are making adequate protection payments with respect to the Credit Agreement, reflected in interest expense, net of capitalized interest on the consolidated statements of operations, consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses provided for in the Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes.

The commencement of the Chapter 11 Cases also resulted in a termination right by counterparties on our commodity and interest rate derivative instruments. See Note 4 for a discussion of the derivative instruments, which were terminated, and resulted in $458.8 million in estimated hedge settlements receivable and $3.9 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheets, respectively.

Effect of Filing on Creditors and Unitholders

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”) and Series B Perpetual Convertible Preferred Units (“Series B Preferred Units”). In addition, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made, and are classified as liabilities subject to compromise on the consolidated balance sheet at June 30, 2016.

On May 15, 2016, we filed the Chapter 11 Petitions. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our Series A Preferred Units, Series B Preferred Units and common units representing limited partner interests in us (“Common Units”) are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what distributions, if any, will be made to each of these constituencies or the nature thereof. As discussed below, if certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection or deemed rejection by the holders of our Series A Preferred Units, Series B Preferred Units and Common Units and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities, including our Series A Preferred Units, Series B Preferred Units and Common Units, is highly speculative. Accordingly, there can be no assurance that the holders of our Series A Preferred Units, Series B Preferred Units and Common Units will retain any value under a plan of reorganization.

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Process for Plan of Reorganization. In order to successfully emerge from Chapter 11, the Debtors will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization generally provides for the treatment and satisfaction of pre-petition obligations and equity interests and provides for the means by which the plan of reorganization will be implemented.

Debtors Condensed Combined Financial Statements. Two of our subsidiaries, ETSWDC and Breitburn Collingwood Utica LLC, are non-debtors (“Non-Debtors”). Accordingly, these entities will be accounted for under GAAP for entities not in bankruptcy and outside the scope of ASC 852. The Non-Debtors are minor subsidiaries, and, as such, we have not presented Debtors Condensed Combined Financial Statements.

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results. The following table summarizes the components included in reorganization items, net on our consolidated statements of operations for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
Thousands of dollars	June 30, 2016	June 30, 2016
Debt discounts/premiums and issuance costs	$48,829	$48,829
Advisory and professional fees	13,963	13,963
DIP Credit Agreement debt issuance costs	4,172	4,172
Other	(67)	(67)
Reorganization items, net	$66,897	$66,897

We use this category to reflect the net expenses and gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts are related to the Senior Secured Notes and Senior Unsecured Notes (together, the “Senior Notes”), and are included in reorganization items, net as we believe these debt instruments will be impacted by the Chapter 11 Cases. As of June 30, 2016, we had $5.8 million of accrued reorganization costs included in accounts payable on the consolidated balance sheet.

Liabilities Subject to Compromise

Our consolidated financial statements include in liabilities subject to compromise pre-petition liabilities that may be affected by the plan of reorganization at the amounts expected to be allowed, even if they may be settled for lesser amounts.
If there is uncertainty about whether a secured claim is under-secured, or will be impaired under the plan of reorganization, the entire amount of the claim is included in liabilities subject to compromise. Differences between liabilities we have estimated and the claims to be filed will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

Our consolidated financial statements include amounts classified as liabilities subject to compromise that we believe the Bankruptcy Court will allow as claim amounts resulting from the Debtors’ rejection of various executory contracts and unexpired leases and defaults under the debt agreements. Additional amounts may be included in liabilities subject to compromise in future periods if other executory contracts and unexpired leases are rejected. Conversely, the Debtors expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material. The following table summarizes the components of liabilities subject to compromise included in our consolidated balance sheets as of June 30, 2016:

As of
Thousands of dollars	June 30, 2016
Senior Unsecured Notes	$1,155,000
Senior Secured Notes	650,000
Accrued interest payable	61,908
Accounts payable	7,531
Distributions payable	6,354
Total liabilities subject to compromise	$1,880,793

Liquidity and Ability to Continue as a Going Concern

As a result of sustained losses and the Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated interim financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to unitholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated interim financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications in our historical consolidated interim financial statements.

Pursuant to an order of the Bankruptcy Court, we are making adequate protection payments with respect to the Credit Agreement consisting of the payment of interest (at the default rate), included in interest expense, net of capitalized interest on the consolidated statements of operations, and the payment of all reasonable fees and expenses provided for in the Credit Agreement. Pursuant to such order, we are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes.

3. Acquisitions and Dispositions

2016 Acquisitions and Dispositions

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

In January 2016, we entered into an agreement to purchase CO2 assets in Harding County, New Mexico for a total purchase price of $3.9 million. We acquired compression, dehydration, and electrical sub-station facilities, all associated surface leases and contracts related to the facilities, and six existing producing wells associated with the leases and gathering lines.

2015 Acquisitions

In May 2015, we completed the acquisition of additional interests in our existing fields located in Ark-La-Tex for a total purchase price of $3.4 million, which is primarily reflected in oil and natural gas properties on the consolidated balance sheet.
In March 2015, we completed the acquisition of certain CO2 producing properties located in Harding County, New Mexico, primarily reflected in property, plant and equipment on the consolidated balance sheets, for a total purchase price of $70.5 million, of which $13.7 million was paid in cash during the three months ended March 31, 2015.

4.  Financial Instruments and Fair Value Measurements

Our risk management programs were intended to reduce our exposure to commodity price volatilities and to assist with stabilizing cash flows and distributions.  Routinely in the past, we utilized derivative financial instruments to reduce this volatility. To the extent we entered into economic hedges for a significant portion of our expected production through commodity derivative instruments and the cost for goods and services increased, our margins would have been adversely affected. As discussed below, our commodity derivative transactions were terminated in the second quarter of 2016.

Chapter 11 Cases

The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions (“ISDA Agreements”). As a result, our counterparties were permitted to terminate, and did terminate, all outstanding transactions governed by the ISDA Agreements. The termination date for each outstanding transaction is the termination date specified to us by our counterparties.

The derivative transactions are no longer accounted for at fair value under ASC 815, because they were terminated in connection with our filing of the Chapter 11 Petitions and have been evaluated as receivables or payables at termination value. At the termination dates, expected settlement receipts on terminated contracts were reclassified from current and long-term derivative instrument assets to accounts and other receivables, net on the consolidated balance sheets and expected settlement payments on terminated contracts were reclassified from current and long-term derivative instrument liabilities to other current liabilities on the consolidated balance sheets. As of June 30, 2016, we had $458.8 million of estimated hedge settlements receivable and $3.9 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheets, respectively.

All of our derivative counterparties are also lenders, or affiliates of lenders, under our Credit Agreement (see Note 8). In accordance with the interim order approving the DIP Credit Agreement (the “Interim Order”), our counterparties were permitted to terminate any outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. However, each such counterparty is required to hold any proceeds due to the Debtors in a book entry account maintained by the counterparty until the date that is the earlier of (the “Standstill Termination Date”) (i) the date the Bankruptcy Court approves in a final order a mutually acceptable resolution among the parties involved with regard to the disposition of the proceeds, (ii) three business days after the date counsel to the administrative agent under the Credit Agreement notifies in writing counsel to the Debtors that the administrative agent intends to provide consent to the counterparties to set off any obligations under the Credit Agreement and (c) the date that is 60 days from the date of entry of the Interim Order. On July 19, 2016, the Bankruptcy Court entered an Amended Interim Order (“DIP Amended Interim Order”) extending the Standstill Termination Date (see Note 16). Pursuant to the Interim Order, the rights of all of the parties are reserved as to the ultimate disposition of the proceeds. The Credit Agreement is fully collateralized, and excluded from liabilities subject to compromise. Therefore, settlement payables due to our counterparties are reflected in accounts payable on the consolidated balance sheets rather than in liabilities subject to compromise.

As discussed above, our derivative instruments are no longer presented at fair value.

The following table presents the fair value of our derivative instruments not designated as hedging instruments at December 31, 2015:

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
(a) Represents counterparty netting under our ISDA Agreements, which allow for netting of oil and natural gas commodity derivative instruments. These derivative instruments are reflected net on the consolidated balance sheets.

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended June 30, 2016
Net (loss) gain	$(71,720)	$(20,490)	$533	$(91,677)

Three Months Ended June 30, 2015
Net loss	$(91,312)	$(2,120)	$(603)	$(94,035)

Six Months Ended June 30, 2016
Net loss	$(43,345)	$(10,942)	$(1,810)	$(56,097)

Six Months Ended June 30, 2015
Net gain (loss)	$27,202	$16,558	$(2,415)	$41,345
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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.  Level 2 – Inputs that are observable other than quoted prices that are included within Level 1.  Level 2 includes financial instruments that are actively traded but are valued using models or other valuation methodologies.  We consider the over-the-counter (“OTC”) commodity and interest rate swaps in our portfolio to be Level 2.  Level 3 – Inputs that are not directly observable for the asset or liability and are significant to the fair value of the asset or liability.  Level 3 includes financial instruments that are not actively traded and have little or no observable data for input into industry standard models.  Certain OTC derivative instruments that trade in less liquid markets or contain limited observable model inputs are currently included in Level 3.  As of December 31, 2015, our Level 3 derivative assets and liabilities consisted entirely of OTC commodity put and call options.

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and six months ended June 30, 2016 and 2015. Our policy is to recognize transfers between levels as of the end of the period.

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

The fair value of the commodity and interest rate derivative instruments that were novated to us in connection with our merger with QRE are estimated using a combined income and market valuation methodology based upon futures commodity prices and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. We validate the data provided by independent pricing services by comparing such pricing against other third party pricing data.

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

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of June 30, 2016
Assets (liabilities)
Available-for-sale securities
Equities	$1,427	$—	$—	$1,427
Mutual funds	11,305	—	—	11,305
Exchange traded funds	7,168	—	—	7,168
Net assets	$19,900	$—	$—	$19,900

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2015
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$552,552	$—	$552,552
Crude oil collars	—	—	29,737	29,737
Crude oil puts	—	—	17,584	17,584
Natural gas commodity derivatives
Natural gas swaps	—	54,182	—	54,182
Natural gas collars	—	—	618	618
Natural gas puts	—	—	11,126	11,126
Interest rate swaps
Interest rate swaps	—	(4,125)	—	(4,125)
Available-for-sale securities
Equities	2,524	—	—	2,524
Mutual funds	11,190	—	—	11,190
Exchange traded funds	4,977	—	—	4,977
Net assets	$18,691	$602,609	$59,065	$680,365

The following tables set forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended June 30,
	2016		2015
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$35,332	$11,018	$59,101	$19,671
Derivative instrument settlements (b)	12,853	466	8,564	4,237
Loss (b)(c)	(48,185)	(11,484)	(26,664)	(8,898)
Ending balance	$—	$—	$41,001	$15,010

	Six Months ended June 30,
	2016		2015
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$47,321	$11,744	$61,410	$19,892
Derivative instrument settlements (b)	26,834	2,580	19,551	7,804
Loss (b)(c)	(74,155)	(14,324)	(39,960)	(12,686)
Ending balance	$—	$—	$41,001	$15,010

(a) We had no changes in fair value of our derivative instruments classified as Level 3 related to sales, purchases or issuances.
(b) Included in gain on commodity derivative instruments, net on the consolidated statements of operations. Includes gains and losses resulting from the difference between the mark-to-market value of our level 3 derivative instruments at their termination dates and the expected settlement amounts.
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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable, including hedge settlements receivable. Our hedge settlements receivable expose us to credit risk from counterparties. As of June 30, 2016, our hedge settlements receivable were due from Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PBN Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Union Bank N.A. and Wells Fargo Bank, N.A. Our counterparties are all lenders, or affiliates of lenders, that participate in our Credit Agreement. Our Credit Agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition and obtain credit default swap information on our counterparties. This risk was managed by diversifying our derivatives portfolio.  As of June 30, 2016, each of these financial institutions had an investment grade credit rating.

5.  Related Party Transactions

Breitburn Management Company LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also provided administrative services to Pacific Coast Energy Company LP, formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement (“Administrative Services Agreement”), in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For each of the three months and six months ended June 30, 2016 and 2015, the monthly fee paid by PCEC for indirect expenses was $700,000. On February 5, 2016, PCEC provided written notice to Breitburn Management of its intention to terminate the Administrative Services Agreement, which became effective on June 30, 2016.

At June 30, 2016 and December 31, 2015, we had a current receivable of $0.4 million and $1.7 million, respectively, due from PCEC related to the administrative services agreement and employee-related costs.  For the three months ended June 30, 2016 and 2015, the monthly charges to PCEC for indirect expenses totaled 2.1 million in each period, and charges for direct expenses including payroll and administrative costs totaled $2.4 million and $2.2 million, respectively. For the six months ended June 30, 2016 and 2015, the monthly charges to PCEC for indirect expenses totaled $4.2 million in each period, and charges for direct expenses including payroll and administrative costs totaled $4.4 million and $5.0 million, respectively. At June 30, 2016 and December 31, 2015, we had receivables of $1.0 million and $0.7 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

6. Impairments

Long-Lived Assets

We review our oil and gas properties for impairment periodically or when events or circumstances indicate that their carrying amounts may exceed their fair values and may not be recoverable. Under the successful efforts method of accounting, the carrying amount of an oil and gas property to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property. Determination as to whether and how much an asset is impaired involves subjectivity and management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and expected reserve lives, the outlook for market supply and demand conditions for oil and natural gas, management’s intent to hold and use the properties and other factors.

For purposes of assessing our oil and gas properties for potential impairment, management reviews the expected undiscounted future cash flows for our total proved and, in certain instances, risk-adjusted probable and possible reserves on a held and used basis based in large part on future capital and operating plans. The undiscounted cash flow review includes inputs such as applicable NYMEX forward strip prices, estimated basis price differentials, expenses and capital estimates, and escalation factors.  Management also considers the impact future price changes are likely to have on our future operating plans.

        If we determine that an impairment charge for a property is warranted, an impairment charge is recorded for the amount that the property’s carrying value exceeds the amount of its estimated discounted future net cash flows. Beginning in the first quarter of 2016, the estimated discounted future cash flows were determined by using applicable basis adjusted (i) nine-year NYMEX forward strip prices for oil, and (ii) ten-year NYMEX forward strip prices for natural gas, in each case, at the end of the reporting period, and escalated along with expenses and capital starting in (i) year ten for oil and (ii) year eleven for natural gas, and thereafter at 2% per year.  Production and development cost estimates (e.g. operating expenses and development capital) are conformed to reflect the commodity price strip used.  The associated property’s expected future net cash flows are discounted using a market-based weighted average cost of capital rate, which approximated 11% at March 31, 2016. There were no impairments during the three months ended June 30, 2016.  We consider the inputs for our impairment calculations to be Level 3 inputs.  The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

There were no impairments during the three months ended June 30, 2016. Non-cash impairment charges totaled $2.8 million for the six months ended June 30, 2016, including $2.1 million in the Southeast, $0.5 million in the Permian Basin and $0.2 million in the Rockies, primarily related to the impact that the drop in commodity strip prices in the out years had on projected future revenues for certain of our lower margin properties. There were no impairments during the three months ended June 30, 2015. Impairments totaled $59.1 million for the six months ended June 30, 2015, including $33.1 million in the Permian Basin, $16.7 million in the Rockies and $9.3 million in Mid-Continent.

Management prepared its undiscounted cash flow estimates on a held and used basis which assumes oil and gas properties will be held and used for their economic lives. If a decision is reached to sell a particular asset, that asset would be classified as held for sale and could potentially be impaired if the estimated sales value less the costs of disposal exceeded its carrying value. It is also possible that further periods of prolonged lower commodity prices, future declines in commodity prices, changes to our future plans in response to a final plan of reorganization, or increases in operating costs could result in future impairments. Given the number of assumptions involved in the estimates, an estimate as to the sensitivity to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas unfavorable changes could have caused an unknown number of assets to become impaired.

7. Other Long-Term Assets

As of June 30, 2016, and December 31, 2015, our other long-term assets were as follows:

	As of
Thousands of dollars	June 30, 2016	December 31, 2015
Debt issuance costs	$—	$22,142
Available-for-sale securities	19,900	18,691
Deposit for Jay Field net profit interest obligation	18,263	18,263
Property reclamation deposit	10,737	10,736
Other	14,796	11,015
Total	$63,696	$80,847

Effective January 1, 2016, the unamortized debt issuance costs of $37.0 million associated with our outstanding Senior Notes, which were formerly presented as a component of other long-term assets, were reflected as a reduction to the carrying liability of the Senior Notes, net on the consolidated balance sheets in connection with the adoption of ASU 2015-03. See Note 1 for a detailed discussion of the adoption of the change in accounting principle.

During the three months and six months ended June 30, 2016, we wrote off $15.7 million and $20.4 million, respectively, of unamortized debt issuance costs associated with our Credit Agreement in connection with the commencement of the Chapter 11 Cases and reduction of the elected commitment amount under our Credit Agreement. These write-offs were recognized in interest expense, net of capitalized interest on the consolidated statements of operations. See Note 8 for a discussion of the Credit Agreement.

8.  Debt

Our debt is detailed in the following table:

	As of
Thousands of dollars	June 30, 2016	December 31, 2015
Credit Agreement	$1,197,329	$1,229,000
Promissory note	2,938	2,938
Senior Secured Notes	650,000	650,000
2020 Senior Notes	305,000	305,000
2022 Senior Notes	850,000	850,000
Unamortized debt issuance costs and net (discount) premium on Senior Notes (a)	—	(52,806)
Capital lease obligations	186	210
Total debt	3,005,453	2,984,342
Less: Current portion of long-term debt	(1,197,329)	(154,000)
Less: Amounts reclassified to liabilities subject to compromise	(1,805,000)	—
Total long-term debt	$3,124	$2,830,342
(a) In connection with the adoption of ASU 2015-03, unamortized debt issuance costs associated with the Senior Notes at December 31, 2015 of $37.0 million were reclassified from other long-term assets to debt. See Note 1 for a detailed discussion of the adoption of the change in accounting principle.

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement as borrower with the lenders party thereto (the “DIP Lenders”) and Wells Fargo, National Association, as administrative agent. The Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders have made available a revolving credit facility in an aggregate principal amount of $75 million (and the DIP Lenders have offered to arrange an additional $75 million of financing under the DIP Credit Agreement at the borrower’s request), which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sub-limit of $50 million, and a swingline facility in an aggregate principal amount not to exceed a sub-limit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the stated maturity of the DIP Credit Agreement of January 15, 2017. In addition, the maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement.

At June 30, 2016, we had no borrowings outstanding under the DIP Credit Agreement.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Credit Agreement and the acceleration of all obligations with respect to the Senior Secured Notes and the Senior Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.

Credit Agreement

At each of June 30, 2016 and December 31, 2015, we had $1.2 billion in indebtedness outstanding under the Credit Agreement.

As of June 30, 2016 and December 31, 2015, our borrowing base was $1.8 billion. On March 28, 2016, we entered into a Consent (the “Consent”) to the Credit Agreement, which delayed the scheduled borrowing base redetermination from April 1, 2016 to May 1, 2016 and reduced the elected commitment amount under the Credit Agreement from $1.8 billion to $1.4 billion. During the three months ended June 30, 2016, we recognized $15.7 million for the write-off of debt issuance costs related to the reduction of the elected commitment amount under our Credit Agreement. During the six months ended June 30, 2016, we recognized $20.4 million or the write-off of debt issuance costs related to the Chapter 11 Cases. These write-offs are reflected in our interest expense totals.

As of the Chapter 11 Filing Date, we had $1.197 billion in unpaid principal outstanding under the Credit Agreement. The Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. Therefore, upon the acceleration as a consequence of the commencement of the Chapter 11 Cases, we reclassified the Credit Agreement balance to current portion of long-term debt, as the principal became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions. As of the Chapter 11 Filing Date, we recognized $15.7 million for the full write-off of unamortized debt issuance costs related to the Credit Agreement.

We are required to make adequate protection payments to the lenders under the Credit Agreement, which includes interest at the default rate as provided in the Credit Agreement. We are recognizing the default interest accrued on the Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At June 30, 2016, the default interest rate on the Credit Agreement was 6.75%.

Senior Secured Notes

As of March 31, 2016, we had $650 million of Senior Secured Notes, issued on April 5, 2015, which had a carrying value of $614.1 million, net of unamortized discount of $16.5 million and unamortized debt issuance costs of $19.4 million. Interest on our Senior Secured Notes is payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes. As of June 30, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value of the notes. The unamortized discount of $16.1 million and the unamortized debt issuance costs of $18.9 million as of the Chapter 11 Filing Date were expensed and recognized in reorganization items, net on the consolidated statements of operations. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Secured Notes of $7.5 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Secured Notes after the commencement of the Chapter 11 Cases. Unrecognized, contractual interest expense on the Senior Secured Notes for each of the three months and six months ended June 30, 2016 was $7.5 million.

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

On April 14, 2016, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made, and are classified as liabilities subject to compromise on the consolidated balance sheet at June 30, 2016.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Unsecured Notes. As of June 30, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values of the notes. The unamortized premium of $1.5 million and the unamortized debt issuance costs of $15.4 million as of the Chapter 11 Filing Date were recognized in reorganization items, net on the consolidated statements of operations. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Unsecured Notes of $54.4 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Unsecured Notes after the filing of the Chapter 11 Petitions. Unrecognized contractual interest expense on the Senior Unsecured Notes for each of the three months and six months ended June 30, 2016 was $11.7 million.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2016	2015	2016	2015
Credit Agreement (including commitment fees) and other long-term debt	$13,335	$9,629	$22,334	$23,594
Senior Secured Notes (a)	7,517	13,862	22,548	13,862
Senior Unsecured Notes	11,655	23,311	34,966	46,622
Amortization of net discount/premium and debt issuance costs (b)	17,463	14,680	26,138	17,069
Capitalized interest	(53)	(78)	(80)	(78)
Total	$49,917	$61,404	$105,906	$101,069
(a) Reflects interest through the Chapter 11 Filing Date.
(b) The three months and six months ended June 30, 2016 included the write-off of $15.7 million and $20.4 million of debt issuance costs. Each of the three months and six months ended June 30, 2015 included the write-off of $10.6 million of debt issuance costs.

9. Condensed Consolidating Financial Statements

We and Breitburn Finance Corporation (and BOLP, with respect to the Senior Secured Notes), as co-issuers, and certain of our subsidiaries, as guarantors, issued the Senior Notes. All but two of our subsidiaries have guaranteed the Senior Notes, and our only non-guarantor subsidiaries, Breitburn Collingwood Utica LLC and ETSWDC, are minor subsidiaries.

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

10.  Asset Retirement Obligations

ARO is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years.  Estimated cash flows for any new additions or revisions have been discounted at a credit-adjusted risk-free rate of approximately 14% for the six months ended June 30, 2016. Our credit-adjusted risk-free rate at December 31, 2015 was 14%, and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our ARO valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the period ended June 30, 2016, and the year ended December 31, 2015 are presented in the following table:

	Six Months Ended	Year Ended
Thousands of dollars	June 30, 2016	December 31, 2015
Carrying amount, beginning of period	$254,378	$238,411
Liabilities added from acquisitions	78	796
Liabilities related to divested properties	(8,380)	(261)
Liabilities incurred from drilling	91	2,268
Liabilities settled	(1,331)	(7,744)
Revision of estimates	1,607	3,954
Accretion expense	8,680	16,954
Carrying amount, end of period	255,123	254,378
Less: Current portion of ARO	(3,425)	(2,341)
Non-current portion of ARO	$251,698	$252,037

11.  Commitments and Contingencies

In the ordinary course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At June 30, 2016 and December 31, 2015, we had approximately $29 million and $27 million, respectively, of surety bonds outstanding. At June 30, 2016 and December 31, 2015, we had approximately $45.0 million and $25.8 million, respectively, in letters of credit outstanding under our Credit Agreement. The increase in letters of credit during the three months ended June 30, 2016 was primarily due to the Chapter 11 filing.  At June 30, 2016 and December 31, 2015, we had approximately and $1.8 million and zero, respectively, in letters of credit outstanding under our DIP Credit Agreement.

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.

12.  Partners’ Equity

Effect of Filing on Unitholders

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our Series A Preferred Units, Series B Preferred Units and Common Units are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what distributions, if any, will be made to each of these constituencies or the nature thereof. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection or deemed rejection by the holders of our Series A Preferred Units, Series B Preferred Units and Common Units and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities, including our Series A Preferred Units, Series B Preferred Units and Common Units, is highly speculative. Accordingly, there can be no assurance that the holders of our Series A Preferred Units, Series B Preferred Units and Common Units will retain any value under a plan of reorganization.

Preferred Units

On May 21, 2014, we sold 8.0 million Series A Preferred Units in a public offering at a price of $25.00 per Series A Preferred Unit, resulting in proceeds of $193.2 million net of underwriting discount and offering expenses of $6.8 million. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of distributions. Through March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016.

On April 8, 2015, we issued in a private offering $350 million of Series B Preferred Units at an issue price of $7.50 per unit. We received approximately $337.2 million from this offering, net of fees and estimated expenses, which we primarily used to repay borrowings under our credit facility. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. As of Chapter 11 Filing Date, we had 8 million Series A Preferred Units issued and outstanding and 49.6 million Series B Preferred Units issued and outstanding. We will continue to account for our Series A Preferred Units and Series B Preferred Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 1, 2016 to the Chapter 11 Filing Date. As of the Chapter 11 Filing Date, total accrued but unpaid distributions on our Series A Preferred Units and Series B Preferred Units of $6.4 million were reflected as liabilities subject to compromise.

Through the three months ended March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 818,626 Series B Preferred Units and 163,314 Common Units. During each of the three months and six months ended June 30, 2015, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 575,291 Series B Preferred Units and 121,584 Common Units.

During the three months and six months ended June 30, 2016 and June 30, 2015, we recognized $3.7 million and $11.1 million, $6.4 million and $6.4 million, respectively, of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations. During the three months and six months ended June 30, 2016 and June 30, 2015, we recognized $2.0 million, $6.1 million, $4.1 million and $8.3 million, respectively, of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations.

Common Units

As of the Chapter 11 Filing Date, we had 213.8 million Common Units outstanding. We will continue to account for our Common Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective.

At each of June 30, 2016 and December 31, 2015, we had approximately 213.8 million and 213.5 million, respectively, of Common Units outstanding.

In 2016, we declared no cash distributions to holders of our Common Units and our restricted phantom units (“RPUs”). In response to current commodity and financial market conditions, the Board of Directors of our general partner (the “Board”) suspended distributions on Common Units effective with the third monthly payment attributable to the third quarter of 2015. During the three months and six months ended June 30, 2015, we paid cash distributions of approximately $26.4 million, or $0.1250 per Common Unit, and $79.1 million, or $0.3749 per Common Unit, respectively.

During the three months and six months ended June 30, 2016, we issued zero and 163,314 Common Units, respectively, to a Series B Preferred unitholder that elected to receive its paid in kind distributions in Common Units. During each of the three months and six months ended June 30, 2015, we issued 121,584 Common Units to a Series B Preferred unitholder that elected to receive its paid in kind distributions in Common Units.

During each of the three months June 30, 2016 and 2015, we issued zero Common Units to non-employee directors for RPUs. During each of the six months ended June 30, 2016 and 2015, we issued less than 0.1 million Common Units to non-employee directors for RPUs that vested in January 2016 and January 2015.

At June 30, 2016 and December 31, 2015, there were approximately 20.7 million and 3.6 million, respectively, of units outstanding under our long-term incentive plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

During the three months and six months ended June 30, 2016, we paid zero in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP. During the three months and six months ended June 30, 2015, we paid $0.7 million and $2.1 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands, except per unit amounts	2016	2015	2016	2015
Net loss attributable to the partnership	$(261,315)	$(305,707)	$(365,101)	$(364,532)
Less:
Net loss attributable to participating units (a)	—	—	—	—
Distributions on participating units in excess of earnings	—	640	—	1,303
Distributions to Series A preferred unitholders	2,017	4,125	6,142	8,250
Non-cash distributions to Series B preferred unitholders	3,737	6,408	11,123	6,408
Net loss used to calculate basic and diluted net loss per unit	$(267,069)	$(316,880)	$(382,366)	$(380,493)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Common Units (b)	213,779	211,401	213,720	211,167
Dilutive units (c)	—	—	—	—
Denominator for diluted net loss per unit	213,779	211,401	213,720	211,167

Net loss per common unit
Basic	$(1.25)	$(1.50)	$(1.79)	$(1.80)
Diluted	$(1.25)	$(1.50)	$(1.79)	$(1.80)
(a) The previously reported 2015 net loss allocated to participating units was adjusted to correct an error in the allocation to participating units; the correction to the 2015 EPU calculation was determined to be not material.
(b) The three months and six months ended June 30, 2016 exclude 20,429 and 19,222, respectively, of weighted average anti-dilutive units from the calculation of the denominator for basic earnings per common unit, as we were in a loss position.
(c) The three months and six months ended June 30, 2016 and 2015 exclude 413, 413, 724, and 715, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2016			2015
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Carrying amount, beginning of period	$(72)	$121	$49	$(9)	$(280)	$(289)

Other comprehensive income (loss) before reclassification	327	(781)	(454)	52	—	52
Amounts reclassified from accumulated other comprehensive loss (a)	(64)	—	(64)	(125)	—	(125)
Net current period other comprehensive income (loss)	263	(781)	(518)	(73)	—	(73)
Less: Noncontrolling interest	107	(319)	(212)	(29)	—	(29)
Carrying amount, end of period	$84	$(341)	$(257)	$(53)	$(280)	$(333)

	Six Months Ended June 30,
	2016			2015
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Carrying amount, beginning of period	$(350)	$121	$(229)	$(112)	$(280)	$(392)

Other comprehensive income (loss) before reclassification	1,209	(781)	428	247	—	247
Amounts reclassified from accumulated other comprehensive loss (a)	(476)	—	(476)	(147)	—	(147)
Net current period other comprehensive income (loss)	733	(781)	(48)	100	—	100
Less: noncontrolling interest	299	(319)	(20)	41	—	41
Carrying amount, end of period	$84	$(341)	$(257)	$(53)	$(280)	$(333)
(a) Amounts were reclassified from accumulated other comprehensive loss to other (income) expense, net on the consolidated statements of operations.

14.  Unit and Other Valuation-Based Compensation Plans

For detailed information on our various compensation plans, see Note 18 to the consolidated financial statements included in our 2015 Annual Report.

Restricted Phantom Units and Convertible Phantom Units

During the three months and six months ended June 30, 2016, the Board approved the grant of zero and 4.4 million, respectively, RPUs to the executives and certain key employees of Breitburn Management and zero and 0.5 million, respectively, to outside directors, which vest one-half after 30 months and the other one-half after 36 months. The grant date fair value of the RPUs granted was $0.68 per unit.

During the three months and six months ended June 30, 2016, we recorded unit-based compensation expense for the outstanding RPUs and CPUs of $4.8 million and $10.1 million, respectively, of which $0.6 million and $1.5 million, respectively, was included in operating costs, $3.3 million and $7.1 million, respectively, was included in general and administrative expenses, and $0.8 million and $1.4 million, respectively, was included in restructuring costs on the consolidated statements of operations. During the three months and six months ended June 30, 2015, we recorded unit-based compensation expense of $6.8 million and $14.5 million, respectively, of which $6.1 million and $13.0 million, respectively, was included in general and administrative expenses and $0.7 million and $1.5 million, respectively, was included in restructuring costs on the consolidated statement of operations. See Note 15 for a discussion of restructuring costs. As of June 30, 2016, there was $16.8 million of unrecognized compensation cost related to our unit based compensation plans, which is expected to be recognized over the period from July 1, 2016 to December 31, 2018.

Phantom Units

During the three months and six months ended June 30, 2016, the Board approved the grant of zero and 10.4 million phantom units (“Phantom Units”), respectively, at $0.68 per unit, to the executives and certain key employees of Breitburn Management and zero and 0.5 million Phantom Units, respectively, to outside directors. Phantom Units vest one-half after 18 months and one-half after 24 months and are settled in cash (or Common Units if elected by us). Upon vesting, each outstanding and vested unit equal shall receive the fair market value of one Common Unit, with a minimum cash value of $0.50 per Phantom Unit with respect to certain employees. The minimum cash value requirement was canceled in April 2016 in regards to certain employees. The Phantom Units are accounted for as a liability and remeasured at fair value at the end of each reporting period, with the changes to fair value recognized over the vesting period.

The fair market value of the Phantom Units was $0.08 per unit at June 30, 2016. During the three months and six months ended June 30, 2016, we recorded a credit of $0.5 million and a charge of $0.2 million to compensation expense for the Phantom Units, respectively, of which a credit of $0.4 million and a charge of $0.2 million, respectively were included in operating costs, and credits of $0.1 million and zero, respectively, were included in general and administrative expenses on the consolidated statement of operations. As of June 30, 2016, there was $0.6 million of unrecognized compensation cost related to unvested Phantom Units, which is expected to be recognized over the period from July 1, 2016 to January 1, 2018.

Key Employee Plan

In April, 2016, the Partnership adopted the Key Employee Program (“KEP”). Participants must be employed on the scheduled payment dates in order to receive a payment under the KEP. Participants in the KEP are eligible to receive quarterly cash payments, which are contingent on meeting performance thresholds tied to production and lease operating expense and satisfactory individual performance. During the six months ended June 30, 2016, we recognized $2.5 million in general and administrative expenses and $1.5 million in operating costs, related to the 2016 KEP.

15.  Restructuring Costs

During the first half of 2016 and 2015, we executed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. In addition, we executed workforce reductions in the first half of 2016 in connection with the notice received from PCEC on February 5, 2016 of its intention to terminate the administrative services agreement with Breitburn Management, effective as of June 30, 2016 (see Note 5 for a discussion of the administrative services agreement).

In connection with the reductions in workforce, we incurred total costs of approximately $2.4 million, $5.2 million, $1.8 million and $6.7 million during the three months and six months ended June 30, 2016 and 2015, respectively, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. The 2016 reductions were communicated to affected employees on various dates during the six months ended June 30, 2016, and all such notifications were completed by June 30, 2016. The 2015 reduction was communicated to affected employees on various dates during March 2015, and all such notifications were completed by March 31, 2015. The plans resulted in a reduction of 12 employees, 69 employees, zero employees and 37 employees, respectively, for the three months and six months ended June 30, 2016 and 2015. In connection with the 2016 reductions, we expect our total cost to be approximately $5.4 million, of which $5.2 million was incurred in the first six months of 2016, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. At June 30, 2016 and December 31, 2015 we had restructuring costs payable of $2.3 million and zero, respectively. During each of the three months and six months ended June 30, 2016, we made restructuring payments of $2.9 million.

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars	2016	2015	2016	2015
Severance payments	$1,508	$953	$3,451	$4,768
Unit-based compensation expense	806	720	1,444	1,534
Other termination costs	125	100	353	389
Total	$2,439	$1,773	$5,248	$6,691

16.  Subsequent Events

See Note 2, “Chapter 11 Cases and Liquidity,” for details on the Debtors’ cases under Chapter 11 of the Bankruptcy Code. On July 19, 2016, the Bankruptcy Court entered the DIP Amended Interim Order extending the Standstill Termination Date. Pursuant to the DIP Amended Interim Order, each of our derivative counterparties is required to hold any proceeds due to the Debtors in a book entry account maintained by the counterparty until the date that is the earlier of (i) the date the Bankruptcy Court approves in a final order a mutually acceptable resolution among the parties involved with regard to the disposition of the proceeds, (ii) three business days after the date counsel to the administrative agent under the Credit Agreement notifies in writing counsel to the Debtors that the administrative agent intends for the Standstill Termination Date to occur and that it may provide consent to the counterparties to set off any Credit Agreement obligations and (iii) August 22, 2016.

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

We are an independent oil and gas partnership and have been focused on the acquisition, exploitation and development of oil, natural gas liquids (“NGL”) and natural gas properties in the United States. Our objective is to manage our oil and natural gas producing properties for the purpose of generating cash flows and making distributions to our unitholders. Our assets consist primarily of producing and non-producing oil, NGL and natural gas reserves located in seven producing areas:

•	Midwest (Michigan, Indiana and Kentucky);

•	Ark-La-Tex (Arkansas, Louisiana and East Texas);

•	Permian Basin in Texas and New Mexico;

•	Mid-Continent (Oklahoma, Kansas and the Texas Panhandle);

•	Rockies (Wyoming and Colorado);

•	Southeast (Florida and Alabama); and

•	California.

Chapter 11 Cases

On May 15, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Breitburn Energy Partners LP, et al, Case No. 16-11390. No trustee has been appointed and we will continue to manage ourselves and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In connection with the Chapter 11 Cases, the DIP Credit Agreement has been approved on an interim basis.

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Credit Agreement and the acceleration of all obligations with respect to the Senior Secured Notes and the Senior Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. We are making adequate protection payments with respect to the Credit Agreement consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses provided for in the Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. The commencement of the Chapter 11 Cases constituted an event of default that resulted in a termination right by counterparties on our commodity and interest rate derivative instruments.

Effect of Filing on Creditors and Unitholders

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. In addition, we elected to defer $46.7 million in interest payments due with respect to our Senior Unsecured Notes, with such interest payments due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our Series A Preferred Units, Series B Preferred Units and Common Units are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what distributions, if any, will be made to each of these constituencies or the nature thereof. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection or deemed rejection by the holders of our Series A Preferred Units, Series B Preferred Units and Common Units and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities, including our Series A Preferred Units, Series B Preferred Units and Common Units, is highly speculative. Accordingly, there can be no assurance that the holders of our Series A Preferred Units, Series B Preferred Units and Common Units will retain any value under a plan of reorganization.

Process for Plan of Reorganization. In order to successfully emerge from Chapter 11, the Debtors will need to obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization generally provides for the treatment and satisfaction of pre-petition obligations and equity interests and provides for the means by which the plan of reorganization will be implemented.

Acquisitions and Other Transactions

In January 2016, we entered into an agreement to purchase CO2 assets in Harding County, New Mexico for a total purchase price of $3.9 million. We acquired compression, dehydration, and electrical sub-station facilities, all associated surface leases and contracts related to the facilities, and six existing producing wells associated with the leases and gathering lines.

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

Distributions

Through March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016.

Through March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units of 0.006666 Series B Preferred Unit per unit in the form of 818,626 Series B Preferred Units and 163,314 Common Units. During the six months ended June 30, 2016, we recognized $11.1 million of accrued distributions on the Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 1, 2016 to the Chapter 11 Filing Date. As of the Chapter 11 Filing Date, the accrued but unpaid distributions of $6.4 million were reflected as liabilities subject to compromise.

Operational Focus and Capital Expenditures

In the first six months of 2016, our capital expenditures for oil and gas activities, including capitalized engineering costs, totaled $32 million, compared to approximately $132 million in the first six months of 2015.  We spent approximately $12 million in Ark-La-Tex, $8 million in the Permian Basin, $7 million in Oklahoma, $4 million in California, and and $1 million in the Jay Field.  In the first six months of 2016, we drilled and completed six productive wells in Ark-La-Tex and one in the Permian Basin. We also performed three recompletions in California.

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

In the first half of 2016, we executed a workforce reduction plan as part of a company-wide reorganization effort intended to reduce costs, due in part to lower commodity prices, and another workforce reduction plan in connection with the notice received from PCEC on February 5, 2016 of its intention to terminate the administrative services agreement with Breitburn Management, effective as of June 30, 2016. The reductions were communicated to affected employees on various dates during the six months ended June 30, 2016, and all such notifications were completed by June 30, 2016. The plans resulted in a reduction of approximately 69 employees.

Commodity Prices

Our revenues and net income are sensitive to oil, NGL and natural gas prices, which have been and are expected to continue to be highly volatile.

In the second quarter of 2016, the NYMEX WTI spot price averaged $45 per barrel, compared with approximately $58 per barrel in the second quarter of 2015.  In the first six months of 2016, the NYMEX WTI spot price ranged from a low of $26 per barrel to a high of $51 per barrel. In the first six months of 2015, the NYMEX WTI spot price ranged from a low of $43 per barrel to a high of $61 per barrel.

In the second quarter of 2016, the Henry Hub natural gas spot price averaged $2.15 per MMBtu compared with approximately $2.75 per MMBtu in the second quarter of 2015.  In the first six months of 2016, the Henry Hub natural gas spot price ranged from a low of $1.49 per MMBtu to a high of $2.94 per MMBtu.  In the first six months of 2015, the Henry Hub spot price ranged from a low of $2.50 per MMBtu to a high of $3.32 per MMBtu.  In the second quarter of 2016, the MichCon natural gas spot price averaged $1.99 per MMBtu compared with approximately $2.78 per MMBtu in the second quarter of 2015.

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

The continued volatility and significant decline in oil and natural gas prices increase the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  Changing commodity prices, whether lower or higher, can have a significant impact on the volumetric quantities of our proved reserve portfolio.  The impact of commodity price changes on our estimated proved reserves can be illustrated as follows: if the SEC-mandated 2015 beginning of the prior 12 months average prices used for our December 31, 2015 reserve report had been replaced with NYMEX WTI, ICE Brent and NYMEX Henry Hub Futures strip prices for the applicable commodity as of June 30, 2016 (without assuming any change in development plans or costs, which has historically not been the case in periods of prolonged depressed commodity prices), then the standardized measure of discounted future net cash flows relating to our estimated proved reserves as of December 31, 2015 would have increased by approximately 31%. The prices assumed in this example were derived using NYMEX WTI, ICE Brent and NYMEX Henry Hub Futures strip prices at June 30, 2016 through December 31, 2022, which averaged $54.14 per Bbl, $56.77 per Bbl, and $3.12 per Mcf, respectively, and then held flat thereafter. The average realized blended price is $36.86 per Boe. We believe that the use of NYMEX WTI, ICE Brent and NYMEX Henry Hub Futures strip prices may help provide investors with an understanding of the impact of sustained lower commodity price conditions on our proved reserves through an assumed period.  However, the use of this pricing example does not necessarily indicate management’s overall view on future commodity prices. In addition, if downward revisions of proved reserves occur in the future, we could have future impairments and/or further increases in our DD&A rates. We are not able to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rates.

Breitburn Management

Breitburn Management Company LLC, our wholly-owned subsidiary (“Breitburn Management”), operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also managed the operations of Pacific Coast Energy Company LP (“PCEC”), our predecessor, and provided administrative services to PCEC under an administrative services agreement. These services included operational functions, such as exploitation and technical services, petroleum and reserves engineering and executive management, and administrative services, such as accounting, information technology, audit, human resources, land, business development, finance and legal. These services were provided in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the six months ended June 30, 2016, the monthly fee paid by PCEC for indirect expenses was $700,000. On February 5, 2016, PCEC provided written notice to Breitburn Management of its intention to terminate the Administrative Services Agreement, which became effective on June 30, 2016.

Results of Operations

The table below summarizes certain of our results of operations for the periods indicated.  The data for the periods reflect our results as they are presented in our unaudited consolidated financial statements included elsewhere in this report.

Thousands of dollars,	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/(Decrease)
except as indicated	2016	2015	(Decrease)%		2016	2015		%
Total production (MBoe) (a)	4,606	5,015	(409)	(8)%	9,454	10,066	(612)	(6)%
Oil (MBbl)	2,378	2,822	(444)	(16)%	4,967	5,712	(745)	(13)%
NGLs (MBbl)	513	483	30	6%	1,011	942	69	7%
Natural gas (MMcf)	10,288	10,264	24	—%	20,855	20,475	380	2%
Average daily production (Boe/d)	50,615	55,110	(4,495)	(8)%	51,945	55,613	(3,668)	(7)%
Sales volumes (MBoe) (b)	4,644	5,089	(445)	(9)%	9,571	10,087	(516)	(5)%
Average realized sales price (per Boe) (c)	$27.41	$37.24	$(9.83)	(26)%	$24.32	$34.90	$(10.58)	(30)%
Oil (per Bbl)	41.42	53.29	(11.87)	(22)%	35.11	48.50	(13.39)	(28)%
NGLs (per Bbl)	15.22	18.35	(3.13)	(17)%	13.05	17.46	(4.41)	(25)%
Natural gas (per Mcf)	1.87	2.57	(0.70)	(27)%	1.96	2.81	(0.85)	(30)%
Oil sales	100,206	154,425	(54,219)	(35)%	178,564	278,268	(99,704)	(36)%
NGL sales	7,809	8,861	(1,052)	(12)%	13,191	16,452	(3,261)	(20)%
Natural gas sales	19,267	26,350	(7,083)	(27)%	40,977	57,539	(16,562)	(29)%
(Loss) gain on commodity derivative instruments	(92,210)	(93,432)	1,222	(1)%	(54,287)	43,760	(98,047)	(224)%
Other revenues, net (d)	4,362	6,504	(2,142)	(33)%	8,955	12,973	(4,018)	(31)%
Total revenues	39,434	102,708	(63,274)	(62)%	187,400	408,992	(221,592)	(54)%
Lease operating expenses before taxes (e)	68,505	93,858	(25,353)	(27)%	148,347	193,937	(45,590)	(24)%
Production and property taxes (f)	10,542	15,348	(4,806)	(31)%	20,451	28,892	(8,441)	(29)%
Total lease operating expenses	79,047	109,206	(30,159)	(28)%	168,798	222,829	(54,031)	(24)%
Purchases and other operating costs	1,345	421	924	219%	3,963	579	3,384	584%
Salt water disposal costs	3,355	4,053	(698)	(17)%	6,335	8,074	(1,739)	(22)%
Change in inventory	48	2,157	(2,109)	(98)%	(327)	2,333	(2,660)	(114)%
Total operating costs	83,795	115,837	(32,042)	(28)%	178,769	233,815	(55,046)	(24)%
Lease operating expenses before taxes per Boe (g)	14.74	18.72	(3.98)	(21)%	15.53	19.27	(3.74)	(19)%
Production and property taxes per Boe	2.29	3.06	(0.77)	(25)%	2.16	2.87	(0.71)	(25)%
Total lease operating expenses per Boe	17.03	21.78	(4.75)	(22)%	17.69	22.14	(4.45)	(20)%
Depletion, depreciation and amortization (“DD&A”)	81,960	109,447	(27,487)	(25)%	165,683	219,271	(53,588)	(24)%
DD&A per Boe	17.79	21.82	(4.03)	(18)%	17.53	21.78	(4.25)	(20)%
Impairment of oil and natural gas properties	—	—	—	—%	2,793	59,113	(56,320)	(95)%
Impairment of goodwill	—	95,947	(95,947)	(100)%	—	95,947	(95,947)	(100)%
G&A excluding unit-based compensation (h)	12,928	16,778	(3,850)	(23)%	30,544	42,113	(11,569)	(27)%
G&A excluding unit-based compensation per Boe	$2.81	$3.35	$(0.54)	(16)%	$3.23	$4.18	$(0.95)	(23)%
(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) Includes 31 and 121 MBoe of condensate purchased from third parties during the three months and six months ended June 30, 2016.
(c) Excludes the effect of commodity derivative settlements.
(d) Includes salt water disposal revenues, gas processing fees, earnings from equity investments and other operating revenues.
(e) Includes district expenses, transportation expenses and processing fees.
(f) Includes ad valorem and severance taxes.
(g) Excludes non-cash unit-based compensation expense of $0.6 million and $1.5 million for the three and six months ended June 30, 2016.
(h) Excludes non-cash unit-based compensation expense of $3.3 million and $7.1 million for the three and six months ended June 30, 2016.

Comparison of Results for the Three Months and Six Months Ended June 30, 2016 and 2015

The variances in our results were due to the following components:

Production

For the three months ended June 30, 2016, total production was 4,606 MBoe compared to 5,015 MBoe for the three months ended June 30, 2015, a decrease of 8%, primarily due to lower oil production from our Permian Basin, Mid-Continent, California and Florida properties as a result of natural field declines, our curtailed capital program and the sale of certain of our Mid-Continent assets in March 2016.

For the six months ended June 30, 2016, total production was 9,454 MBoe compared to 10,066 MBoe for the six months ended June 30, 2015, a decrease of 6%, primarily due to lower oil production from our Permian Basin, Mid-Continent, California and Florida properties as a result of natural field declines, our curtailed capital program and the sale of certain of our Mid-Continent assets in March 2016.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues decreased $62.4 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Crude oil revenues decreased $54.2 million due to lower sales volume at our Permian Basin, Mid-Continent, California and Florida properties and lower average crude oil prices. NGL revenues decreased $1.1 million primarily due to lower average NGL prices. Natural gas revenues decreased $7.1 million primarily due to lower average natural gas prices.

Realized prices for crude oil, excluding the effect of derivative instruments, decreased $11.87 per Boe, or 22%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Realized prices for NGLs, excluding the effect of derivative instruments, decreased $3.13 per Boe, or 17% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Realized prices for natural gas, excluding the effect of derivative instruments, decreased $0.70 per Mcf, or 27%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Total oil, NGL and natural gas sales revenues decreased $119.5 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Crude oil revenues decreased $99.7 million due to lower average crude oil prices and lower sales volume in Permian Basin, Mid-Continent, California and Florida properties. NGL revenues decreased $3.3 million, primarily due to lower average NGL prices. Natural gas revenues decreased $16.6 million primarily due to lower average natural gas prices.

Realized prices for crude oil, excluding the effect of derivative instruments, decreased $13.39 per Boe, or 28%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Realized prices for NGLs, excluding the effect of derivative instruments, decreased $4.41 per Boe, or 25% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Realized prices for natural gas, excluding the effect of derivative instruments, decreased $0.85 per Mcf, or 30%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

(Loss) gain on commodity derivative instruments

Loss on commodity derivative instruments for the three months ended June 30, 2016 was $92.2 million compared to a gain of $93.4 million during the three months ended June 30, 2015. Gain on oil and natural gas derivative instrument settlements totaled $476.2 million for three months ended June 30, 2016, compared to a gain of $100.6 million for the three months ended June 30, 2015, primarily due to the termination of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions.

Mark-to-market loss on commodity derivative instruments for the three months ended June 30, 2016 was $568.4 million primarily due to the termination of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions, compared to a mark-to-market loss of $194.0 million for the three months ended June 30, 2015, primarily due to an increase in commodity prices and derivative instrument settlements during the three months ended June 30, 2015.

Loss on commodity derivative instruments for the six months ended June 30, 2016 was $54.3 million compared to a gain of $43.8 million during the six months ended June 30, 2015. Gain on oil and natural gas derivative instrument settlements totaled $611.5 million for the six months ended June 30, 2016, compared to a gain of $226.9 million for the six months ended June 30, 2015, primarily due to the termination in 2016 of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions.

Mark-to-market loss on commodity derivative instruments for the six months ended June 30, 2016 was $665.8 million, primarily due to the termination in 2016 of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions, compared to a mark-to-market loss of $183.2 million for the six months ended June 30, 2015, primarily due to derivative instrument settlements during the six months ended June 30, 2015.

Other revenues, net

Other revenues decreased $2.1 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to $0.9 million lower salt water disposal revenue and $0.8 million lower pipeline revenue.

Other revenues decreased $4.0 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to $1.8 million lower salt water disposal revenue and $1.7 million lower pipeline revenue.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended June 30, 2016 decreased $25.4 million compared to the three months ended June 30, 2015.  The decrease in pre-tax lease operating expenses primarily reflects cost-cutting efforts and lower oil production volumes leading to lower overall costs. On a per Boe basis, pre-tax lease operating expenses excluding $0.6 million of non-cash unit based compensation expense were 21% lower than the three months ended June 30, 2015 at $14.74 per Boe, primarily due to lower commodity prices, cost-cutting efforts, and lower well service expenses.

Production and property taxes for the three months ended June 30, 2016 totaled $10.5 million, which was $4.8 million lower than the three months ended June 30, 2015, primarily due to lower crude oil and natural gas prices and lower oil production.  On a per Boe basis, production and property taxes for the three months ended June 30, 2016 were $2.29 per Boe, which was 25% lower than the three months ended June 30, 2015, primarily due to lower commodity prices.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the six months ended June 30, 2016 decreased $45.6 million compared to the six months ended June 30, 2015.  The decrease in pre-tax lease operating expenses primarily reflects cost-cutting efforts, lower commodity prices and lower oil production volumes leading to lower overall costs. On a per Boe basis, pre-tax lease operating expenses excluding $1.5 million of non-cash unit based compensation expense were 19% lower than the six months ended June 30, 2015 at $15.53 per Boe, primarily due to lower commodity prices, cost-cutting efforts, and lower well service expenses.

Production and property taxes for the six months ended June 30, 2016 totaled $20.5 million, which was $8.4 million lower than the six months ended June 30, 2015, primarily due to lower crude oil and natural gas prices and lower oil production.  On a per Boe basis, production and property taxes for the six months ended June 30, 2016 were $2.16 per Boe, which was 25% lower than the six months ended June 30, 2015, primarily due to lower commodity prices.

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

For the three months ended June 30, 2016, the change in inventory account amounted to a charge of less than $0.1 million compared to a charge of $2.2 million during the same period in 2015.  The charge to inventory during the three months ended June 30, 2016 primarily reflects a slightly higher volume of crude oil sold than produced during the quarter. The charge during the three months ended June 30, 2015 reflects the higher volume of crude oil sold than produced during the quarter. In the three months ended June 30, 2016, we sold 127 gross MBbls and produced 115 gross MBbls of crude oil from our Florida operations.

For the six months ended June 30, 2016, the change in inventory account amounted to a credit of $0.3 million compared to a charge of $2.3 million during the same period in 2015.  The credit to inventory during the six months ended June 30, 2016 primarily reflects a slightly lower volume of crude oil sold than produced during the quarter. The charge during the six months ended June 30, 2015 reflects the higher volume of crude oil sold than produced during the period. In the six months ended June 30, 2016, we sold 237 gross MBbls and produced 240 gross MBbls of crude oil from our Florida operations.

Depletion, depreciation and amortization

DD&A totaled $82.0 million, or $17.79 per Boe, during the three months ended June 30, 2016, a decrease of approximately 18% per Boe compared to the three months ended June 30, 2015. DD&A totaled $165.7 million, or $17.53 per Boe, during the six months ended June 30, 2016, a decrease of approximately 20% per Boe compared to the six months ended June 30, 2015. The decreases in DD&A per Boe were primarily due to impairments of proved properties during the year ended December 31, 2015 driven by decreases in commodity prices and the effect the impairments had on our reserve volumes and DD&A rates.

Impairments

There were no impairments during the three months ended June 30, 2016 or June 30, 2015.

Impairments of proved properties totaled $2.8 million for the six months ended June 30, 2016, including $2.1 million in the Southeast, $0.5 million in the Permian Basin, and $0.2 million in the Rockies, primarily related to the impact of the drop in commodity strip prices in the first quarter of 2016 on projected future revenues of our lower margin properties. Impairments of proved properties totaled $59.1 million for the six months ended June 30, 2015, including $33.1 million in the Permian Basin, $16.7 million in the Rockies and $9.3 million in Mid-Continent.

General and administrative expenses

Our general and administrative expenses (“G&A”) totaled $16.3 million and $22.9 million for the three months ended June 30, 2016 and 2015, respectively.  G&A included $3.3 million and $6.1 million in non-cash unit-based compensation expense related to employee incentive plans for the three months ended June 30, 2016 and 2015, respectively.  G&A, excluding non-cash unit-based compensation, were $12.9 million and $16.8 million for the three months ended June 30, 2016 and 2015, respectively.  Unit-based compensation for Phantom Units expected to be settled in cash included in G&A totaled a a credit of $0.5 million and zero for the three months ended June 30, 2016 and 2015, respectively. The decrease in G&A excluding non-cash unit-based compensation was primarily due to $2.7 million of integration costs incurred during the three months ended June 30, 2015, and lower office rent and accounting fees. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $2.81 and $3.35 for the three months ended June 30, 2016 and 2015, respectively. Excluding integration costs incurred during the three months ended June 30, 2015, G&A per Boe would have been $2.80 for three months ended June 30, 2015.

Our G&A expenses totaled $37.7 million and $55.1 million for the six months ended June 30, 2016 and 2015, respectively.  This included $7.1 million and $13.0 million in non-cash unit-based compensation expense related to employee incentive plans for the six months ended June 30, 2016 and 2015, respectively.  G&A, excluding non-cash unit-based compensation, were $30.5 million and $42.1 million for the six months ended June 30, 2016 and 2015, respectively.  Unit-based compensation for Phantom Units expected to be settled in cash included in G&A totaled $0.2 million and zero for the six months ended June 30, 2016 and 2015, respectively. The decrease in G&A excluding non-cash unit-based compensation was primarily due to $7.4 million of integration costs incurred during the six months ended June 30, 2015, lower employee related expenses due to a decrease in the number of employees, and lower legal costs. On a per Boe basis, G&A expenses excluding non-cash unit-based compensation were $3.23 and $4.18 for the six months ended June 30, 2016 and 2015, respectively. Excluding integration costs incurred during the six months ended June 30, 2015, G&A per Boe would have been $3.45 for six months ended June 30, 2015.

Restructuring costs

During the six months ended June 30, 2016 and 2015, we completed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. In addition, we executed workforce reductions during the six months ended June 30, 2016 in connection with the termination of PCEC’s administrative services agreement with Breitburn Management, effective as of June 30, 2016.

The workforce reductions during the six months ended June 30, 2016 were communicated to affected employees on various dates during the period, and all such notifications were completed by June 30, 2016. The plans resulted in a reduction of 12 employees and 69 employees, respectively, for the three months and six months ended June 30, 2016.

The 2015 reduction was communicated to affected employees on various dates during March 2015, and all such notifications were completed by March 31, 2015. The plan resulted in a reduction of zero employees and 37 employees, respectively, for the three months and six months ended June 30, 2015.

In connection with the reductions in workforce, we incurred total costs of approximately $2.4 million, $5.2 million, $1.8 million and $6.7 million during the three months and six months ended June 30, 2016 and 2015, respectively, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs.

Interest expense, net of amounts capitalized

Our interest expense totaled $49.9 million and $61.4 million for the three months ended June 30, 2016 and 2015, respectively.  The $11.5 million decrease in interest expense compared to the three months ended June 30, 2015 was primarily due to $18.0 million lower interest expense on our Senior Notes as no further interest expense was recognized on the Senior Notes subject to compromise upon the Chapter 11 Filing Date, partially offset by $2.8 million higher amortization of debt issuance costs, premiums and discounts, primarily due to higher debt issuance costs write-offs in 2016 due to the filing of the Chapter 11 Petitions (see Note 8 to the consolidated financial statements for a discussion of debt issuance cost write-offs in 2016 and 2015) and $3.7 million higher credit facility interest due to a higher default interest rate resulting from the commencement of the Chapter 11 Cases.

Our interest expense totaled $105.9 million and $101.1 million for the six months ended June 30, 2016 and 2015, respectively.  The $4.8 million increase in interest expense compared to the six months ended June 30, 2015 was due to $9.1 million higher amortization of debt issuance costs, premiums and discounts, primarily due to debt issuance cost write-offs in 2016, and $8.7 million higher interest expense on our Senior Secured Notes due to the issuance of the notes on April 8, 2015, partially offset by $11.7 million lower interest expense on our Senior Unsecured Notes due to the filing of the Chapter 11 Petitions and $1.3 million lower credit facility interest expense due to lower credit facility borrowings, partially offset by higher default interest rate from the filing of the Chapter 11 Petitions.

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under the Credit Agreement that bear interest based on floating rates. In order to mitigate our interest rate exposure, as of March 31, 2016, we had interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under our credit facility for 2016 and 2017, for notional amounts of $710 million and $200 million, respectively, with average fixed rates of 1.28% and 1.23%, respectively. The commencement of the Chapter 11 Cases on May 15, 2016 resulted in an event of default under derivative instrument agreements, resulting in a termination right by our counterparties. As the derivative contracts terminated as a result of the commencement of the Chapter 11 Cases, they are no longer accounted for at fair value, and have been recognized as payables at termination value.

Gain on interest swaps for the three months ended June 30, 2016 was $0.5 million, including a $4.4 million loss on settlements (including terminated derivatives) and a $4.9 million mark-to-market gain, primarily due to the termination of our interest rate derivative contracts in connection with the bankruptcy filing. The loss on interest rate swaps for the three months ended June 30, 2015 was $0.6 million, including a $1.5 million loss on settlements and a $0.9 million mark-to-market gain.

Loss on interest swaps for the six months ended June 30, 2016 was $1.8 million, including a $5.9 million loss on settlements (including terminated derivatives) and a $4.1 million mark-to-market gain, primarily due to the termination of our interest rate derivative contracts in connection with the bankruptcy filing. The loss on interest rate swaps for the six months ended June 30, 2015 was $2.4 million, including a $2.9 million loss on settlements and a $0.5 million mark-to-market gain.

Reorganization items, net

We have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases. These costs are being expensed as incurred, and are expected to significantly affect our results of operations. Reorganization items, net includes expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts/premiums are related to the Senior Notes, and are included in reorganization items, net as we believe these debt instruments will be impacted by the Chapter 11 Cases. Reorganization items, net totaled $66.9 million and $66.9 million for the three months and six months ended June 30, 2016, respectively.  See Note 2 to the consolidated financial statements for further details.

Liquidity and Capital Resources

Overview

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under the Credit Agreement and equity and debt offerings. Future cash flow is subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

Liquidity and Ability to Continue as a Going Concern

As a result of sustained losses and the Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated interim financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to unitholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated interim financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications in our historical consolidated interim financial statements.

We are making adequate protection payments with respect to the Credit Agreement consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses provided for in the Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. The consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of the uncertainties as discussed above.

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement as borrower the DIP Lenders and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders have made available a revolving credit facility in an aggregate principal amount of $75 million (and the DIP Lenders have offered to arrange an additional $75 million of financing under the DIP Credit Agreement at the borrower’s request), which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sub-limit of $50 million, and a swingline facility in an aggregate principal amount not to exceed a sub-limit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the stated maturity of the DIP Credit Agreement of January 15, 2017. In addition, the maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Credit Agreement and the acceleration of all obligations with respect to the Senior Secured Notes and the Senior Unsecured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.

Credit Agreement

As of the Chapter 11 Filing Date we had $1.197 billion in unpaid principal outstanding under the Credit Agreement. The Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. Based on third party reports of our estimated proved reserves of oil, NGLs and natural gas as of December 31, 2015, we estimate that the Credit Agreement is fully collateralized. Therefore, upon acceleration as a consequence of the commencement of the Chapter 11 Cases, we reclassified the Credit Agreement balance to current portion of long-term debt on the consolidated balance sheets, as the lenders can terminate all letters of credit and can call on unpaid principal loan balances and interest to be immediately due and payable. As of the Chapter 11 Filing Date, we recognized $15.7 million of interest expense for the full write-off of unamortized debt issuance costs related to the Credit Agreement.

We are required to make adequate protection payments to the lenders under the Credit Agreement, which includes interest (at the default rate) as provided in the Credit Agreement. We are recognizing the default interest accrued on the Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise.

At June 30, 2016, the default interest rate on the Credit Agreement was 6.75%.

Senior Secured Notes

As of March 31, 2016, we had $650 million of Senior Secured Notes, which had a carrying value of $614.1 million, net of unamortized discount of $16.5 million and unamortized debt issuance costs of $19.4 million. Interest on our Senior Secured Notes is payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes. As of June 30, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value.

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

On April 14, 2016, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Unsecured Notes. As of June 30, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values.

Cash Flows

Operating activities.  Our cash flows from operating activities for the six months ended June 30, 2016 were $161.0 million compared to $214.9 million for the six months ended June 30, 2015. The decrease in cash flows from operating activities was primarily due to lower sales revenues in 2016 driven by lower commodity prices, which reduced sales revenue by approximately $91 million, a 5% decrease in sales volume primarily due to lower Permian Basin, Mid-Continent, California and Florida oil production, which reduced sales revenue by approximately $29 million, and $52 million lower commodity derivative settlement receipts primarily due to the termination of our derivative transactions in connection with the filing of the Chapter 11 Petitions and $4 million lower other revenue, partially offset by approximately $55 million lower operating costs primarily at our Ark-La-Tex, Mid-Continent, Permian Basin, and Southeast properties. Cash flow from working capital changes during the six months ended June 30, 2016 was $62.6 million higher than the six months ended June 30, 2015, primarily due to higher interest payable (which has been reclassified to liabilities subject to compromise) due to deferral of April 2016 interest payments on the Senior Unsecured Notes, and due to delay in payment of certain accounts payable (which have been reclassified to liabilities subject to compromise) due to the filing of the Chapter 11 Petitions.

Investing activities.  Net cash flows used in investing activities during the six months ended June 30, 2016 and 2015 were $41.0 million and $189.3 million, respectively. During the six months ended June 30, 2016, we spent $46.3 million on capital expenditures, consisting of approximately $41.5 million primarily for drilling and completion activities, and approximately $4.8 million for IT and other capital expenditures, $6.9 million on purchases of available-for-sale securities, and $6.0 million on property acquisitions, primarily for CO2 producing properties and additional leases in Ark-La-Tex, partially offset by $11.8 million in net proceeds from sale of assets and $6.3 million in proceeds from the sale of available-for-sale securities. During the six months ended June 30, 2015, we spent $170.6 million on capital expenditures, primarily for drilling and completion activities, $17.7 million on property acquisitions, primarily for CO2 producing properties, $3.6 million on purchases of available-for-sale securities and $0.9 million on CO2 advances, partially offset by $3.5 million in proceeds from the sale of available-for-sale securities.

Financing activities.  Net cash flows used in financing activities for the six months ended June 30, 2016 and 2015 were $40.0 million and $28.7 million, respectively. During the six months ended June 30, 2016, we decreased our outstanding borrowings under our credit facility by approximately $31.7 million. At June 30, 2016, we had total outstanding borrowings of approximately $3.01 billion.  At December 31, 2015, we had total outstanding borrowings, net of unamortized discount/premium and unamortized debt issuance cost on our Senior Notes, of approximately $2.98 billion.  During the six months ended June 30, 2016, we made cash distributions of $5.5 million on Series A Preferred Units, borrowed $37.3 million and repaid $69.0 million under our credit facility, and paid $2.7 million for DIP financing costs.  During the six months ended June 30, 2015, we received net proceeds of $337.9 million from issuance of Series B Preferred Units and $4.9 million from issuance of Common Units, made cash distributions of $8.3 million on Series A Preferred Units, cash distributions of $81.2 million on Common Units, borrowed $1.0 billion and repaid $1.3 billion under our credit facility, and paid $29.2 million in debt issuance costs.

Preferred Units

On May 21, 2014, we sold 8.0 million Series A Preferred Units in a public offering at a price of $25.00 per Series A Preferred Unit, resulting in proceeds of $193.2 million net of underwriting discount and offering expenses of $6.8 million. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of distributions. Through March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016.

On April 8, 2015, we issued in a private offering $350 million of Series B Preferred Units at an issue price of $7.50 per unit. We received approximately $337.2 million from this offering, net of fees and estimated expenses, which we primarily used to repay borrowings under our credit facility. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. As of the Chapter 11 Filing Date, we had 8.0 million Series A Preferred Units issued and outstanding and 49.6 million Series B Preferred Units issued and outstanding. As of the Chapter 11 Filing Date, distributions are no longer being accrued on the Series A Preferred Units and Series B Preferred Units.

Through the three months ended March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 818,626 Series B Preferred Units and 163,314 Common Units. During each of the three months and six months ended June 30, 2015, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 575,291 Series B Preferred Units and 121,584 Common Units.

During the three months and six months ended June 30, 2016 and June 30, 2015, we recognized $3.7 million and $11.1 million, $6.4 million and $6.4 million, respectively, of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations. During each of the three months and six months ended June 30, 2016 and June 30, 2015, we recognized $2.0 million, $6.1 million, $4.1 million and $8.3 million, respectively, of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations.

Common Units

In response to current commodity and financial market conditions, the Board suspended distributions on Common Units and RPUs effective with the third monthly payment attributable to the third quarter of 2015.

Credit Agreement

At each of June 30, 2016 and December 31, 2015, we had a $5.0 billion credit facility with a maturity date of November 19, 2019. At each of June 30, 2016 and December 31, 2015, our borrowing base was $1.8 billion.

As of June 30, 2016 and December 31, 2015, we had $1.2 billion at each date in indebtedness outstanding under our credit facility. As a result of the commencement of the Chapter 11 Cases, all obligations under the Credit Agreement were accelerated.

As of June 30, 2016, the lending group under the Credit Agreement included 35 banks.  Of the $1.4 billion in total commitments under our credit facility, Wells Fargo Bank, National Association held approximately 5% of the commitments, with the remaining 34 banks holding between 1% and 4.2% of the commitments.

See “—Liquidity and Capital Resources—Overview” for a discussion of the bankruptcy filing as it relates to our Credit Agreement.

Contractual Obligations and Commitments

The filing of the Chapter 11 Petitions triggered an event of default under each of our ISDA Agreements. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding transactions governed by the ISDA Agreements. The termination date for each outstanding transaction is the termination date specified to us by our counterparties.

All of our derivative counterparties are also lenders, or affiliates of lenders, under our Credit Agreement (see Note 8 to the consolidated financial statements). In accordance with the DIP Interim Order, our counterparties were permitted to terminate any outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. However, each such counterparty is required to hold any proceeds due to the Debtors in a book entry account maintained by the counterparty until the Standstill Termination Date. The Credit Agreement is fully collateralized, and excluded from liabilities subject to compromise. Therefore, settlements payables due to our counterparties are reflected in accounts payable on the consolidated balance sheets rather than in liabilities subject to compromise.

At June 30, 2016, we had $458.8 million of estimated commodity derivative instrument settlements receivable and $3.9 million of estimated interest rate derivative instrument settlements payable.

As of June 30, 2016, our derivative counterparties were Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING

Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PBN Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Union Bank N.A. and Wells Fargo Bank, N.A. On all transactions where we are exposed to counterparty risks, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. We periodically obtain credit default swap information on our counterparties.  As of June 30, 2016, each of these financial institutions had an investment grade credit rating.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default. As of June 30, 2016, our largest derivative settlements receivable were with Barclays Bank PLC, Credit Suisse Energy LLC, Wells Fargo Bank, N.A. and Morgan Stanley, which accounted for approximately 15%, 12%, 11% and 10% of our derivative settlements receivable, respectively.

Except as discussed above, we had no material changes to our financial contractual obligations during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

New Accounting Standards

See Note 1 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2015 Annual Report.  Also, see Note 4 to the condensed consolidated financial statements within this report for additional discussion related to our financial instruments. In the past, we have entered into derivative instruments to manage our exposure to commodity price and interest rate volatility, and to assist with stabilizing cash flows. As a result of certain events of default under our derivative contracts, all of our derivative contracts have been terminated. For further discussion of the impact derivative instruments have had on our cash flows, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2015 Annual Report and in Part II—Item 1A “—Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, except as follows.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.
During the pendency of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with cases pending under Chapter 11 of the Bankruptcy Code. These risks include the following:

•	our ability to develop, confirm and consummate a plan of reorganization;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 Cases from time to time;

•	our ability to obtain sufficient financing to allow us to emerge from Chapter 11 and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, customers, other third parties and our employees;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in the Chapter 11 Cases increase the risks of our being unable to reorganize our business and emerge from Chapter 11 and increase our costs associated with the Chapter 11 process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, customers, other third parties and our employees, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 Cases that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations in Chapter 11 could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating in Chapter 11 also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

In addition, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.
Furthermore, we cannot predict how claims and equity interests will be treated under a plan of reorganization. Even once a plan of reorganization is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from chapter 11.
We may not be able to obtain confirmation of a Chapter 11 plan.
In order to emerge successfully from Chapter 11 as a viable entity, we must meet certain statutory disclosure requirements with respect to adequacy of disclosure with respect to a plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a reorganization plan, which have not occurred to date. There is no assurance that a plan of reorganization will be confirmed and become effective.
If the plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims and equity interests against us would ultimately receive with respect thereto.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.
In addition, at the outset of the Chapter 11 Cases, the Bankruptcy Code gives the Debtors the exclusive right to propose the plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. We have currently retained the exclusive right to propose a plan of reorganization. If that right is terminated, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan of reorganization in order to achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.
Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan of reorganization is confirmed.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will be premised upon financial projections, including with respect to revenues, EBITDAX, capital expenditures, debt service and cash flow. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be accurate. In our case, the projections will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
We believe it is highly likely that our Series A Preferred Units, Series B Preferred Units and Common Units will be canceled in our Chapter 11 Cases.
We have a significant amount of indebtedness that is senior to our existing Series A Preferred Units, Series B Preferred Units and Common Units in our capital structure. As a result, we believe that it is highly likely that the existing Series A Preferred Units, Series B Preferred Units and Common Units will be canceled in our Chapter 11 Cases with no recovery or distribution. Accordingly, any trading in our Series A Preferred Units, Series B Preferred Units and Common Units during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Series A Preferred Units, Series B Preferred Units and Common Units.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
Our financial results may be volatile and may not reflect historical trends.
During our Chapter 11 Cases, we expect our financial results to continue to be volatile as potential asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of our Chapter 11 filing.
In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at their fair values as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all.
We may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

We anticipate engaging in transactions to reduce the Partnership’s indebtedness and manage our liquidity that generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of your investment in the Partnership.

In connection with the Chapter 11 Cases, we anticipate engaging in transactions to de-lever the Partnership and manage our liquidity that would result in income and gain to our unitholders without a corresponding cash distribution. For example, we may sell assets and use the proceeds to repay existing debt or fund capital expenditures, in which case, you would be allocated taxable income and gain resulting from the sale without receiving a cash distribution or may exceed the amount of any distribution we might pay in any given year. Further, during the course of the Chapter 11 Cases, we will be seeking to restructure and, thereby, reduce our existing debt which, depending on the form of the restructuring, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as ordinary taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed the current value of your investment in the Partnership.

Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. In the case of partnerships like ours, however, these exceptions are not available to the Partnership and are only available to a unitholder if the unitholder itself is insolvent or in bankruptcy. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to our unitholders. The ultimate tax effect of any such income allocations will depend on the unitholder’s individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. The suspended passive losses available to offset COD income will increase the longer a unitholder has owned our units. Unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the unitholder’s ultimate disposition of its units.

It may be possible for unitholders to estimate their approximate allocation of COD income once the amount of COD income that the Partnership will likely recognize, if any, is known. For example, if, in a “worst-case scenario,” all of the Partnership’s liabilities are cancelled for no consideration causing the recognition of approximately $3.0 billion in COD income, then based on 213,789,296 Common Units outstanding as of August 5, 2016, and assuming that no amount of COD income is allocated to the Series A Units, each outstanding Common Unit would be allocated approximately $14.03 of COD income.

Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

See Note 2 in the condensed notes to the consolidated financial statements, “Chapter 11 Cases and Liquidity,” for details on the Chapter 11 Cases.

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

10.2
Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2016).

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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	August 8, 2016	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 8, 2016	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer