Form 10-Q
period 2016-09-30
Breitburn Energy Partners LP
filed 2016-11-08
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Yes ☐     No ☒

As of November 7, 2016, the registrant had 213,789,296 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil, natural gas liquids (“NGL”) and natural gas prices, including further or sustained declines in the prices we receive for our production; risks and uncertainties associated with the restructuring process, including our inability to develop, confirm and consummate a plan under Chapter 11 of the Bankruptcy Code or an alternative restructuring transaction; inability to maintain our relationships with suppliers, customers, other third parties or our employees as a result of the restructuring process; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness; ability to continue to borrow under our debtor-in-possession credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; changes in our business strategy; ability to obtain external capital to finance exploitation and development operations and acquisitions; the potential need to sell certain assets, restructure our debt or raise additional capital; our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern; failure of properties to yield oil or natural gas in commercially viable quantities; ability to integrate successfully the businesses we acquire; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”), under Part II—Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and under Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries (Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)

Thousands of dollars	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$99,403	$10,464
Accounts and other receivables, net (note 4)	538,381	128,589
Derivative instruments (note 4)	—	439,627
Related party receivables (note 5)	899	2,274
Inventory	1,363	926
Prepaid expenses	9,561	6,447
Total current assets	649,607	588,327
Equity investments	6,932	6,567
Property, plant and equipment
Oil and natural gas properties (note 3)	7,890,335	7,898,117
Other property, plant and equipment (note 3)	194,782	188,795
	8,085,117	8,086,912
Accumulated depletion, depreciation, and impairment (note 6)	(4,614,159)	(4,154,030)
Net property, plant and equipment	3,470,958	3,932,882
Other long-term assets
Derivative instruments (note 4)	—	226,764
Other long-term assets (note 7)	62,357	80,847
Total assets	$4,189,854	$4,835,387
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$39,931	$50,412
Current portion of long-term debt (note 8)	1,198,259	154,000
Derivative instruments (note 4)	—	4,462
Distributions payable	—	733
Current portion of asset retirement obligation	3,915	2,341
Revenue and royalties payable	36,156	35,462
Wages and salaries payable	12,552	21,654
Accrued interest payable	20,889	19,517
Production and property taxes payable	19,371	24,292
Other current liabilities	18,111	5,133
Total current liabilities	1,349,184	318,006

Liabilities subject to compromise (note 2)	1,878,940	—

Credit facility	—	1,075,000
Senior notes, net	—	1,752,194
Other long-term debt	3,094	3,148
Total long-term debt (note 8)	3,094	2,830,342
Deferred income taxes	3,040	3,844
Asset retirement obligation (note 10)	255,514	252,037
Derivative instruments (note 4)	—	255
Other long-term liabilities	22,211	25,008
Total liabilities	3,511,983	3,429,492
Commitments and contingencies (note 11)
Equity
Series A preferred units, 8.0 million units issued and outstanding at each of September 30, 2016 and December 31, 2015 (note 12)	193,215	193,215
Series B preferred units, 49.6 million and 48.8 million units issued and outstanding at September 30, 2016 and December 31, 2015, respectively (note 12)	359,611	353,471
Common units, 213.8 million and 213.5 million units issued and outstanding at September 30, 2016 and December 31, 2015, respectively (note 12)	118,367	852,114
Accumulated other comprehensive loss (note 13)	(74)	(229)
Total partners' equity	671,119	1,398,571
Noncontrolling interest	6,752	7,324
Total equity	677,871	1,405,895
Total liabilities and equity	$4,189,854	$4,835,387

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries (Debtor-In-Possession)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2016	2015	2016	2015
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$129,259	$153,325	$361,991	$505,584
Gain (loss) on commodity derivative instruments, net (note 4)	—	253,012	(54,287)	296,772
Other revenue, net	4,310	5,922	13,265	18,895
Total revenues and other income items	133,569	412,259	320,969	821,251

Operating costs and expenses
Operating costs	90,135	115,135	268,904	348,950
Depletion, depreciation and amortization	81,083	117,464	246,766	336,735
Impairment of oil and natural gas properties (note 6)	274,968	1,440,167	277,761	1,499,280
Impairment of goodwill (note 6)	—	—	—	95,947
General and administrative expenses	21,897	23,276	59,581	78,400
Restructuring costs (note 15)	(959)	(278)	4,289	6,413
Loss (gain) on sale of assets	413	(7,459)	(11,849)	(7,322)
Total operating costs and expenses	467,537	1,688,305	845,452	2,358,403

Operating loss	(333,968)	(1,276,046)	(524,483)	(1,537,152)

Interest expense, net of capitalized interest	20,982	50,919	126,888	151,988
Loss on interest rate swaps (note 4)	211	996	2,021	3,411
Other income, net	(173)	(137)	(21)	(579)
Reorganization items, net (note 2)	10,665	—	77,562	—

Loss before taxes	(365,653)	(1,327,824)	(730,933)	(1,691,972)

Income tax (benefit) expense	(830)	14	(554)	365

Net loss	(364,823)	(1,327,838)	(730,379)	(1,692,337)

Less: Net (loss) income attributable to noncontrolling interest	(223)	91	(678)	124

Net loss attributable to the partnership	(364,600)	(1,327,929)	(729,701)	(1,692,461)

Less: Distributions to Series A preferred unitholders	—	4,125	6,142	12,375
Less: Non-cash distributions to Series B preferred unitholders	621	7,145	11,744	13,553
Less: Distributions on participating units in excess of earnings	—	428	—	1,731

Net loss used to calculate basic and diluted net loss per unit	$(365,221)	$(1,339,627)	$(747,587)	$(1,720,120)

Basic net loss per common unit (note 12)	$(1.71)	$(6.33)	$(3.50)	$(8.14)
Diluted net loss per common unit (note 12)	$(1.71)	$(6.33)	$(3.50)	$(8.14)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Basic	213,789	211,766	213,743	211,369
Diluted	213,789	211,766	213,743	211,369

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries (Debtor-In-Possession)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2016	2015	2016	2015
Net loss	$(364,823)	$(1,327,838)	$(730,379)	$(1,692,337)

Other comprehensive income (loss), net of tax:
Change in fair value of available-for-sale securities (a)	321	(636)	1,054	(537)
Pension and post-retirement benefits actuarial loss (b)	(12)	—	(793)	—
Total other comprehensive income (loss)	309	(636)	261	(537)

Total comprehensive loss	(364,514)	(1,328,474)	(730,118)	(1,692,874)

Less: Comprehensive loss attributable to noncontrolling interest	(96)	(303)	(571)	(229)

Comprehensive loss attributable to the partnership	$(364,418)	$(1,328,171)	$(729,547)	$(1,692,645)

(a) Net of income tax expense of $0.2 million and income tax benefit of $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Net of income tax expense of $0.5 million and income tax benefit of $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.
(b) Net of income tax benefit of zero and $0.4 million for the three months and nine months ended September 30, 2016, respectively.

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries (Debtor-In-Possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
Thousands of dollars	2016	2015
Cash flows from operating activities
Net loss	$(730,379)	$(1,692,337)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	246,766	336,735
Impairment of oil and natural gas properties	277,761	1,499,280
Impairment of goodwill	—	95,947
Unit-based compensation expense	12,649	20,714
Loss (gain) on derivative instruments	56,308	(293,361)
Derivative instrument settlement receipts	172,199	351,518
Income from equity affiliates, net	(365)	(10)
Deferred income taxes	(804)	(306)
Gain on sale of assets	(11,849)	(7,322)
Non-cash reorganization items	49,148	—
Amortization and write-off of debt issuance costs	24,943	19,478
Other	3,441	(5,130)
Changes in net assets and liabilities
Accounts receivable and other assets	15,047	22,251
Inventory	(437)	356
Net change in related party receivables and payables	1,375	393
Accounts payable and other liabilities	68,603	2,978
Net cash provided by operating activities	184,406	351,184
Cash flows from investing activities
Property acquisitions	(7,525)	(17,160)
Capital expenditures	(59,001)	(226,718)
Proceeds from sale of assets	11,882	9,441
Proceeds from sale of available-for-sale securities	6,367	3,631
Purchases of available-for-sale securities	(6,959)	(3,803)
Other	—	(853)
Net cash used in investing activities	(55,236)	(235,462)
Cash flows from financing activities
Proceeds from issuance of preferred units, net	—	337,895
Proceeds from issuance of common units, net	—	4,768
Distributions to preferred unitholders	(5,501)	(12,375)
Distributions to common unitholders	—	(108,283)
Proceeds from issuance of long-term debt, net	38,260	1,203,400
Repayments of long-term debt	(69,001)	(1,512,500)
Principal payments on capital lease obligations	(39)	—
Change in bank overdraft	(75)	(39)
Debtor-in-possession financing costs	(3,872)	—
Debt issuance costs	(3)	(29,125)
Net cash used in financing activities	(40,231)	(116,259)
Increase (decrease) in cash	88,939	(537)
Cash beginning of period	10,464	12,628
Cash end of period	$99,403	$12,091

See accompanying notes to consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair statement of our financial position at September 30, 2016, our operating results for the three months and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015 have been included.  Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2015 Annual Report.

We follow the successful efforts method of accounting for oil and natural gas activities.  Depletion, depreciation and amortization (“DD&A”) of proved oil and natural gas properties is computed using the units-of-production method, net of any estimated residual salvage values.

Chapter 11 Cases

On May 15, 2016 (the “Chapter 11 Filing Date”), we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. See Note 2 for a discussion of the Chapter 11 Cases (as defined in Note 2).

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

Changes in Accounting Principles

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-15, a company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Effective January 1, 2016, we adopted these standards, which required retroactive application and represented changes in accounting principles. The unamortized debt issuance costs of approximately $37.0 million associated with our outstanding Senior Notes (as defined in Note 8), which were formerly presented as a component of other long-term assets on the consolidated balance sheets, were reflected as a reduction to the carrying liability of our Senior Notes. Debt issuance costs associated with our Credit Agreement (as defined in Note 8) remained classified in other long-term assets.

As a result of these changes in accounting principles, the consolidated balance sheet at December 31, 2015 was adjusted as follows:

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

During the three months ended June 30, 2016, the unamortized debt issuance costs associated with our outstanding Senior Notes were expensed to reorganization items, net on the consolidated statement of operations (see Note 2 and Note 8).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are assessing the impact that ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update was issued to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We are assessing the impact that ASU 2016-15 will have on our consolidated financial statements.

2.  Chapter 11 Cases and Liquidity

Chapter 11 Cases

On May 15, 2016, we and 21 of our subsidiaries filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Breitburn Energy Partners LP, et al, Case No. 16-11390. No trustee has been appointed and we continue to manage ourselves and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In connection with the Chapter 11 Cases, Breitburn Operating LP (“BOLP”) entered into the Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, among itself, as borrower, Breitburn Energy Partners LP, as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (the “DIP Credit Agreement”). See Note 8 for a discussion of the DIP Credit Agreement.

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

The commencement of the Chapter 11 Cases also resulted in a termination right by our counterparties on our commodity and interest rate derivative instruments. See Note 4 for a discussion of the derivative instruments, which were terminated, and resulted in $458.8 million in estimated hedge settlements receivable and $4.1 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheet at September 30, 2016, respectively.

Effect of Filing on Creditors and Unitholders

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”) and Series B Perpetual Convertible Preferred Units (“Series B Preferred Units”). In addition, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made, and are classified as liabilities subject to compromise on the consolidated balance sheet at September 30, 2016.

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

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease, but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Process for Plan of Reorganization. In order to successfully emerge from Chapter 11, the Debtors will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization generally provides for how pre-petition obligations and equity interests will be treated in satisfaction and discharge thereof, and provides for the means by which the plan of reorganization will be implemented.

Fresh Start Accounting. We may be required to adopt fresh start accounting upon emergence from Chapter 11. Adopting fresh start accounting would result in the allocation of the reorganization value to individuals assets based on their estimated fair values. The enterprise value of the equity of the emerging company is based on several assumptions and inputs contemplated in the future projections of the plan of reorganization and are subject to significant uncertainties. We currently cannot estimate the potential financial effect of fresh start accounting on our consolidated financial statements upon the emergence from Chapter 11, although we would expect to recognize material adjustments upon implementation of fresh-start accounting guidance upon emergence pursuant to a plan of reorganization. The assumptions for which there is a reasonable possibility of material impact affecting the reorganization value include management’s assumptions and capital expenditure plans related to the estimation of our oil and gas reserves.

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

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results. The following table summarizes the components included in reorganization items, net on our consolidated statements of operations for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
Thousands of dollars	September 30, 2016	September 30, 2016
Debt discounts/premiums and issuance costs	$2	$48,831
Advisory and professional fees	10,047	24,010
DIP Credit Agreement debt issuance costs	—	4,172
Other	616	549
Reorganization items, net	$10,665	$77,562

We use this category to reflect the net expenses and gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts are related to the Senior Secured Notes and Senior Unsecured Notes (together, the “Senior Notes”), and are included in reorganization items, net as we believe these debt instruments will be impacted by the Chapter 11 Cases. As of September 30, 2016, we had $6.7 million of accrued reorganization costs included in accounts payable on the consolidated balance sheet, consisting primarily of advisory and professional fees.

Liabilities Subject to Compromise

Liabilities subject to compromise in our consolidated financial statements include pre-petition liabilities that may be affected by the plan of reorganization at the amounts expected to be allowed, even if they may be settled for lesser amounts.
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

Our consolidated financial statements include amounts classified as liabilities subject to compromise that we believe the Bankruptcy Court will allow as claim amounts resulting from the Debtors’ rejection of various executory contracts and unexpired leases and defaults under the debt agreements. Additional amounts may be included in liabilities subject to compromise in future periods if other executory contracts and unexpired leases are rejected. Conversely, the Debtors expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities currently shown in our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

The following table summarizes the components of liabilities subject to compromise included in our consolidated balance sheet as of September 30, 2016:

As of
Thousands of dollars	September 30, 2016
Senior Unsecured Notes	$1,155,000
Senior Secured Notes	650,000
Accrued interest payable	61,908
Accounts payable	5,058
Distributions payable	6,974
Total liabilities subject to compromise	$1,878,940

Liquidity and Ability to Continue as a Going Concern

As a result of sustained losses and the Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated interim financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their fair value or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to unitholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

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

3. Acquisitions and Dispositions

2016 Acquisitions and Dispositions

On September 23, 2016, the Bankruptcy Court issued an order authorizing us to consummate the sale of certain non-essential assets including a non-monetary exchange with JPM EOC OPAL, LLC of certain oil and gas properties in Howard County, Texas, which was completed on October 3, 2016, a pending non-monetary exchange with Double Eagle Lone Star LLC of certain oil and gas properties in Howard and Martin Counties, TX, and a pending exchange with Energen of certain oil and gas properties in Howard County, TX and additional cash consideration of $0.3 million.

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

2015 Acquisitions

In September 2015, we entered into an agreement to exchange certain of our non-continguous acres in Martin County, Texas for non-operated producing assets in Weld County, Colorado and cash consideration of $4.8 million. We recorded a gain of $7.5 million on this transaction. The trade was for all future horizontal and vertical development rights in the oil and gas leases exchanged. We reserved all existing wellbores and the production therefrom in these Martin County, Texas acres.

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

The derivative transactions are no longer accounted for at fair value under ASC 815, because they were terminated in connection with our filing of the Chapter 11 Petitions and have been evaluated as receivables or payables at termination value. At the termination dates, expected settlement receipts on terminated contracts were reclassified from current and long-term derivative instrument assets to accounts and other receivables, net on the consolidated balance sheets and expected settlement payments on terminated contracts were reclassified from current and long-term derivative instrument liabilities to other current liabilities on the consolidated balance sheets. As of September 30, 2016, we had $458.8 million of estimated hedge settlements receivable and $4.1 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheet, respectively.

All of our derivative counterparties are also lenders, or affiliates of lenders, under our Credit Agreement (see Note 8). In accordance with the interim order approving the DIP Credit Agreement (the “Interim DIP Order”), our counterparties were permitted to terminate any outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. However, each such counterparty was required to hold any proceeds due to the Debtors in a book entry account maintained by the counterparty until the date that is the earlier of (the “Standstill Termination Date”) (i) the date the Bankruptcy Court approves in a final order a mutually acceptable resolution among the parties involved with regard to the disposition of the proceeds, (ii) three business days after the date counsel to the administrative agent under the Credit Agreement notifies in writing counsel to the Debtors that the administrative agent intends to provide consent to the counterparties to set off any obligations under the Credit Agreement and (c) the date that is 60 days from the date of entry of the Interim DIP Order.

On August 19, 2016, the Bankruptcy Court entered a final order approving the DIP Credit Agreement (the “Final DIP Order”) extending the Standstill Termination Date. Pursuant to the Final DIP Order, each of our derivative counterparties is required to hold any proceeds due to the Debtors in a book entry account maintained by the counterparty until the date that is the earlier of (i) the date the Bankruptcy Court approves in a final order a mutually acceptable resolution among the parties involved with regard to the disposition of the proceeds, (ii) three business days after the date counsel to the administrative agent under the Credit Agreement notifies in writing counsel to the Debtors that the administrative agent intends for the Standstill Termination Date to occur and that it may provide consent to the counterparties to set off any Credit Agreement obligations and (iii) September 12, 2016. On September 12, 2016, the Standstill Termination Date was extended to October 25, 2016, pursuant to a letter agreement between counsel to the Debtors and counsel to the administrative agent. On October 21, 2016, the Standstill Termination Date was extended again to November 30, 2016.

Pursuant to the Final DIP Order, the rights of all of the parties are reserved as to the ultimate disposition of the proceeds. The Credit Agreement is fully collateralized, and excluded from liabilities subject to compromise. Therefore, settlement payables due to our counterparties are reflected in accounts payable on the consolidated balance sheets rather than in liabilities subject to compromise.

As discussed above, our derivative instruments were terminated during the nine months ended September 30, 2016, and reclassified to accounts and other receivables, net and other current liabilities on the consolidated balance sheet at September 30, 2016. The following table presents the fair value of our derivative instruments not designated as hedging instruments at December 31, 2015:

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

The following table presents gains and losses on derivative instruments not designated as hedging instruments:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended September 30, 2016
Net loss	$—	$—	$(211)	$(211)

Three Months Ended September 30, 2015
Net gain (loss)	$234,158	$18,854	$(996)	$252,016

Nine Months Ended September 30, 2016
Net loss	$(43,345)	$(10,942)	$(2,021)	$(56,308)

Nine Months Ended September 30, 2015
Net gain (loss)	$261,360	$35,412	$(3,411)	$293,361
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

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and nine months ended September 30, 2016 and 2015. Our policy is to recognize transfers between levels as of the end of the period.

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

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of September 30, 2016
Assets
Available-for-sale securities
Equities	$1,472	$—	$—	$1,472
Mutual funds	11,509	—	—	11,509
Exchange traded funds	7,434	—	—	7,434
Net assets	$20,415	$—	$—	$20,415

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2015
Assets (liabilities)
Crude Oil
Crude oil swaps	$—	$552,552	$—	$552,552
Crude oil collars	—	—	29,737	29,737
Crude oil puts	—	—	17,584	17,584
Natural gas commodity derivatives
Natural gas swaps	—	54,182	—	54,182
Natural gas collars	—	—	618	618
Natural gas puts	—	—	11,126	11,126
Interest rate swaps
Interest rate swaps	—	(4,125)	—	(4,125)
Available-for-sale securities
Equities	2,524	—	—	2,524
Mutual funds	11,190	—	—	11,190
Exchange traded funds	4,977	—	—	4,977
Net assets	$18,691	$602,609	$59,065	$680,365

The following tables set forth a reconciliation of changes in fair value of our derivative instruments classified as Level 3:

	Three Months Ended September 30,
	2016		2015
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$—	$—	$41,001	$15,010
Derivative instrument settlements (b)	—	—	11,903	4,050
Loss (b)(c)	—	—	(2,592)	(4,931)
Ending balance	$—	$—	$50,312	$14,129

	Nine Months Ended September 30,
	2016		2015
Thousands of dollars	Oil	Natural Gas	Oil	Natural Gas
Assets (a):
Beginning balance	$47,321	$11,744	$61,410	$19,892
Derivative instrument settlements (b)	26,834	2,580	31,454	11,854
Loss (b)(c)	(74,155)	(14,324)	(42,552)	(17,617)
Ending balance	$—	$—	$50,312	$14,129

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

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable, including hedge settlements receivable. Our hedge settlements receivable expose us to credit risk from counterparties. As of September 30, 2016, our hedge settlements receivable were due from Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PNC Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, MUFG Union Bank N.A. and Wells Fargo Bank, N.A. Our counterparties are all lenders, or affiliates of lenders, that participate in our Credit Agreement. Our Credit Agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition and obtain credit default swap information on our counterparties. This risk was managed by diversifying our derivatives portfolio.  As of September 30, 2016, each of these financial institutions and/or their parent company had an investment grade credit rating from Moody’s Investors Service and Standard & Poor’s.

5.  Related Party Transactions

Breitburn Management Company LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.

Breitburn Management also provided administrative services to Pacific Coast Energy Company LP, formerly named BreitBurn Energy Company L.P. (“PCEC”), our predecessor, under an administrative services agreement (“Administrative Services Agreement”), in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the year ended December 31, 2015 and the six months ended June 30, 2016, the monthly fee paid by PCEC for indirect expenses was $700,000. On February 5, 2016, PCEC provided written notice to Breitburn Management of its intention to terminate the Administrative Services Agreement, which became effective on June 30, 2016.

At September 30, 2016 and December 31, 2015, we had a current receivable of zero and $1.7 million, respectively, due from PCEC, related to the administrative services agreement and employee-related costs.  For the three months ended September 30, 2016 and 2015, the monthly charges to PCEC for indirect expenses totaled zero and $2.1 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $0.5 million and $2.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the monthly charges to PCEC for indirect expenses totaled $4.2 million and $6.3 million, respectively, and charges for direct expenses including payroll and administrative costs totaled $4.9 million and $7.3 million, respectively. At September 30, 2016 and December 31, 2015, we had receivables of $0.9 million and $0.7 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

6. Impairments

Long-Lived Assets

We review our oil and gas properties for impairment periodically or when events or circumstances indicate that their carrying amounts may exceed their fair values and may not be recoverable. Under the successful efforts method of accounting, the carrying amount of an oil and gas property to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property. Due to the nature of the recoverability test, certain oil and gas properties may have carrying values which exceed their fair values, but an impairment charge is not recognized because their carrying values are less than their undiscounted cash flows. Determination as to whether and how much an asset is impaired involves subjectivity and management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, production profiles and expected reserve lives, the outlook for market supply and demand conditions for oil and natural gas, management’s intent to hold and use the properties and other factors.

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

        If we determine that an impairment charge for a property is warranted because net book value exceeds undiscounted cash flows, an impairment charge is recorded for the amount that the property’s carrying value exceeds the amount of its estimated discounted future net cash flows. Beginning in the first quarter of 2016, the estimated discounted future cash flows were determined by using applicable basis adjusted (i) nine-year NYMEX forward strip prices for oil, and (ii) ten-year NYMEX forward strip prices for natural gas, in each case, at the end of the reporting period, and escalated along with expenses and capital starting in (i) year ten for oil and (ii) year eleven for natural gas, and thereafter at 2% per year.  Production and development cost estimates (e.g. operating expenses and development capital) are conformed to reflect the commodity price strip used.  The associated property’s expected future net cash flows were discounted using a market-based weighted average cost of capital rate, which approximated 11% and 13%, at March 31, 2016 and September 30, 2016, respectively. There were no impairments from the prescribed impairment method during the three months ended June 30, 2016.  We consider the inputs for our impairment calculations to be Level 3 inputs.  The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

During the three months ended September 30, 2016, we began updating our annual business plan (“updated business plan”). At September 30, 2016, we incorporated the assumptions from our updated business plan into our impairment reserves analysis. For certain impaired fields, recent operating results incorporated in the updated business plan resulted in lower production estimates and higher operating cost estimates than previously forecast. Our updated business plan was prepared with the assumption that we emerge from Chapter 11 and continue to hold and use our assets for their economic lives up to and including final dispositions. There are no material asset sales planned or contemplated in this business plan. Other assumptions and or revisions in our business plan could result in material changes to the undiscounted cash flows used in our impairment analysis. We are in the process of reviewing our business plan with our creditors. Accordingly, we cannot estimate what impact, if any, other assumptions or courses of action or their probabilities of occurrence could have on our undiscounted cash flows at September 30, 2016.

Non-cash impairment charges totaled $275.0 million and $277.8 million for the three months and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2016, we had non-cash impairments of $177.1 million in the Permian Basin, $88.4 million in the Rockies, $5.3 million in the Midwest and $4.2 million in Ark-La-Tex, primarily related to revisions in our updated business plan for future production and cost estimates at certain of our lower margin oil properties, as well as the impact that the drop in natural gas prices in the out years had on projected future revenues for certain of our lower margin natural gas properties. For the nine months ended September 30, 2016, we had non-cash impairments of $177.6 million in the Permian Basin, $88.6 million in the Rockies, $5.3 million in the Midwest, $4.2 million in Ark-La-Tex, and $2.1 million in the Southeast.

Non-cash impairments totaled $1.4 billion and $1.5 billion for the three months and nine months ended September 30, 2015, respectively. For the three months ended September 30, 2015, we had non-cash impairments of $605.4 million in the Midwest, $420.2 million in the Southeast, $262.1 million in Ark-La-Tex, $73.1 million in California, $49.7 million for our Permian properties, $17.4 million in the Rockies and $12.2 million for our Mid-Continent properties, primarily related to the impact of the drop in commodity strip prices on our projected future net revenues. For the nine months ended September 30, 2015, we had non-cash impairments of $605.4 million in the Midwest, $420.2 million in the Southeast, $262.1 million in Ark-La-Tex, $82.8 million in the Permian Basin, $73.1 million in California, $34.1 million in the Rockies and $21.5 million in Mid-Continent.

Management prepared its undiscounted cash flow estimates on a held and used basis which assumes oil and gas properties will be held and used for their economic lives. If a decision is reached to sell a particular asset, that asset would be classified as held for sale and could potentially be impaired if the carrying value exceeded the estimated sales value less the costs of disposal. It is also possible that further periods of prolonged lower commodity prices, future declines in commodity prices, changes to our future plans in response to a final plan of reorganization, or increases in operating costs could result in future impairments. For example, during the third quarter, had the undiscounted cash flows for one of our oil and gas properties in Ark-La-Tex been lower by 10%, the estimated non-cash impairment charges would have been approximately $220 million higher for the three months ended September 30, 2016. Given the number of assumptions involved in the estimates, estimates as to other sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired. Additionally the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value due to the application of fresh start accounting upon emergence from Chapter 11.

7. Other Long-Term Assets

As of September 30, 2016, and December 31, 2015, our other long-term assets were as follows:

	As of
Thousands of dollars	September 30, 2016	December 31, 2015
Debt issuance costs	$—	$22,142
Available-for-sale securities	20,415	18,691
Deposit for Jay Field net profit interest obligation	18,263	18,263
Property reclamation deposit	10,737	10,736
Other	12,942	11,015
Total	$62,357	$80,847

During the three months and nine months ended September 30, 2016, we wrote off zero and $20.4 million, respectively, of unamortized debt issuance costs associated with our Credit Agreement in connection with the commencement of the Chapter 11 Cases and reduction of the elected commitment amount under our Credit Agreement. The write-offs were recognized in interest expense, net of capitalized interest on the consolidated statements of operations. See Note 8 for a discussion of the Credit Agreement.

8.  Debt

Our debt is detailed in the following table:

	As of
Thousands of dollars	September 30, 2016	December 31, 2015
Credit Agreement	$1,198,259	$1,229,000
Promissory note	2,938	2,938
Senior Secured Notes	650,000	650,000
2020 Senior Notes	305,000	305,000
2022 Senior Notes	850,000	850,000
Unamortized debt issuance costs and net (discount) premium on Senior Notes (a)	—	(52,806)
Capital lease obligations	156	210
Total debt	3,006,353	2,984,342
Less: Current portion of long-term debt	(1,198,259)	(154,000)
Less: Amounts reclassified to liabilities subject to compromise	(1,805,000)	—
Total long-term debt	$3,094	$2,830,342
(a) In connection with the adoption of ASU 2015-03, unamortized debt issuance costs associated with the Senior Notes at December 31, 2015 of $37.0 million were reclassified from other long-term assets to debt. See Note 1 for a detailed discussion of the adoption of the change in accounting principle. In connection with the Chapter 11 Cases, unamortized debt issuance costs, discounts and premiums on the Senior Notes as of the Chapter 11 Filing Date of May 15, 2016 were expensed and recognized in reorganization items, net on the consolidated statement of operations. See below for more information.

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

At September 30, 2016, we had no borrowings outstanding under the DIP Credit Agreement.

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

Credit Agreement

At each of September 30, 2016 and December 31, 2015, we had $1.2 billion in indebtedness outstanding under the Credit Agreement.

As of September 30, 2016 and December 31, 2015, our borrowing base was $1.8 billion. On March 28, 2016, we entered into a Consent (the “Consent”) to the Credit Agreement, which delayed the scheduled borrowing base redetermination from April 1, 2016 to May 1, 2016 and reduced the elected commitment amount under the Credit Agreement from $1.8 billion to $1.4 billion. During the three months and nine months ended September 30, 2016, we recognized zero and $20.4 million write-off of debt issuance costs, respectively, associated with our Credit Agreement in connection with the commencement of the Chapter 11 Cases and reduction of the elected commitment amount under our Credit Agreement. The write-offs are reflected in our interest expense totals.

At the Chapter 11 Filing Date, we had $1.197 billion in unpaid principal outstanding under the Credit Agreement. The Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. Therefore, upon the acceleration as a consequence of the commencement of the Chapter 11 Cases, we reclassified the Credit Agreement balance to current portion of long-term debt, as the principal became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions. At the Chapter 11 Filing Date, we recognized $15.7 million for the full write-off of unamortized debt issuance costs related to the Credit Agreement.

We are required to make adequate protection payments to the lenders under the Credit Agreement, which includes interest at the default rate as provided in the Credit Agreement. We are recognizing the default interest accrued on the Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At September 30, 2016, the default interest rate on the Credit Agreement was 6.75%.

Senior Secured Notes

As of March 31, 2016, we had $650 million of Senior Secured Notes, issued on April 5, 2015, which had a carrying value of $614.1 million, net of unamortized discount of $16.5 million and unamortized debt issuance costs of $19.4 million. Interest on our Senior Secured Notes is payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes. As of September 30, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value of the notes. The unamortized discount of $16.1 million and the unamortized debt issuance costs of $18.9 million as of the Chapter 11 Filing Date were expensed and recognized in reorganization items, net on the consolidated statements of operations. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Secured Notes of $7.5 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Secured Notes after the commencement of the Chapter 11 Cases. Unrecognized, contractual interest expense on the Senior Secured Notes for the three months and nine months ended September 30, 2016 was $15.0 million and $22.5 million, respectively.

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

On April 14, 2016, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made, and are classified as liabilities subject to compromise on the consolidated balance sheet at September 30, 2016.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Unsecured Notes. As of September 30, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values of the notes. The unamortized premium of $1.5 million and the unamortized debt issuance costs of $15.4 million as of the Chapter 11 Filing Date were recognized in reorganization items, net on the consolidated statements of operations. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Unsecured Notes of $54.4 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Unsecured Notes after the filing of the Chapter 11 Petitions. Unrecognized contractual interest expense on the Senior Unsecured Notes for the three months and nine months ended September 30, 2016 was $23.3 million and $35.0 million, respectively.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2016	2015	2016	2015
Credit agreements (including commitment fees) and other long-term debt	$21,051	$8,828	$43,385	$32,422
Senior Secured Notes (a)	—	15,031	22,548	28,893
Senior Unsecured Notes (a)	—	23,311	34,966	69,933
Amortization of net discount/premium and debt issuance costs (b)	—	3,816	26,138	20,885
Capitalized interest	(69)	(67)	(149)	(145)
Total	$20,982	$50,919	$126,888	$151,988
(a) Reflects interest through the Chapter 11 Filing Date.
(b) The three months and nine months ended September 30, 2016 included the write-off of zero and $20.4 million, respectively, of debt issuance costs. The three months and nine months ended September 30, 2015 included the write-off of zero and $10.6 million, respectively, of debt issuance costs.

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

Under the indentures governing the Senior Notes, each guarantee of each of the Senior Notes is subject to release in the following customary circumstances:

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

10.  Asset Retirement Obligations

ARO is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years.  Estimated cash flows for any new additions or revisions have been discounted at a credit-adjusted risk-free rate of approximately 14% and adjusted for inflation using a rate of 2% for the nine months ended September 30, 2016. Our credit-adjusted risk-free rate at December 31, 2015 was 14%, and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our ARO valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the period ended September 30, 2016, and the year ended December 31, 2015 are presented in the following table:

	Nine Months Ended	Year Ended
Thousands of dollars	September 30, 2016	December 31, 2015
Carrying amount, beginning of period	$254,378	$238,411
Liabilities added from acquisitions	78	796
Liabilities related to divested properties	(8,380)	(261)
Liabilities incurred from drilling	91	2,268
Liabilities settled	(1,775)	(7,744)
Revision of estimates	1,879	3,954
Accretion expense	13,158	16,954
Carrying amount, end of period	259,429	254,378
Less: Current portion of ARO	(3,915)	(2,341)
Non-current portion of ARO	$255,514	$252,037

11.  Commitments and Contingencies

In the ordinary course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At September 30, 2016 and December 31, 2015, we had approximately $26.4 million and $27.1 million, respectively, of surety bonds outstanding. At September 30, 2016 and December 31, 2015, we had approximately $43.9 million and $25.8 million, respectively, in letters of credit outstanding under our Credit Agreement. The increase in letters of credit during the nine months ended September 30, 2016 was primarily due to the Chapter 11 filing.  At September 30, 2016 and December 31, 2015, we had approximately $1.8 million and zero, respectively, in letters of credit outstanding under our DIP Credit Agreement.

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

Preferred Units

On May 21, 2014, we sold 8.0 million Series A Preferred Units in a public offering at a price of $25.00 per Series A Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discounts and offering expenses of $6.8 million. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of distributions. Through March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016.

On April 8, 2015, we issued in a private offering $350 million of Series B Preferred Units at an issue price of $7.50 per unit. We received approximately $337.2 million from this offering, net of fees and estimated expenses, which we primarily used to repay borrowings under our Credit Agreement. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. In the event we fail to make any distribution on the Series B Preferred Units as required under the partnership agreement, the annual distribution rate is increased by 2.00% effective as of such date until the date on which all required distributions have been made. As of the Chapter 11 Filing Date, we had 8.0 million Series A Preferred Units issued and outstanding and 49.6 million Series B Preferred Units issued and outstanding. We will continue to account for our Series A Preferred Units and Series B Preferred Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 1, 2016 to the Chapter 11 Filing Date. As of September 30, 2016, total accrued but unpaid distributions on our Series A Preferred Units and Series B Preferred Units of $7.0 million were reflected as liabilities subject to compromise.

Through the three months ended March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 818,626 Series B Preferred Units and 163,314 Common Units. During each of the three months and nine months ended September 30, 2015, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 786,634 Series B Preferred Units and 163,314 Common Units.

During the three months and nine months ended September 30, 2016 and September 30, 2015, we recognized zero, $6.1 million, $4.1 million and $12.4 million, respectively, of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations. During the three months and nine months ended September 30, 2016 and September 30, 2015, we recognized $0.6 million, $11.7 million, $7.1 million and $13.6 million, respectively, of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations. The accrued distributions on Series B Preferred Units recognized during the three months ended September 30, 2016 of $0.6 million reflect the 2.00% default distribution rate increase attributable to the earned but undeclared distributions effective April 15, 2016 through the Chapter 11 Filing Date.

Common Units

As of the Chapter 11 Filing Date, we had 213.8 million Common Units outstanding. We will continue to account for our Common Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective.

At each of September 30, 2016 and December 31, 2015, we had approximately 213.8 million and 213.5 million, respectively, of Common Units outstanding.

In 2016, we declared no cash distributions to holders of our Common Units and our restricted phantom units (“RPUs”). In response to current commodity and financial market conditions, the Board of Directors of our general partner (the “Board”) suspended distributions on Common Units effective with the third monthly payment attributable to the third quarter of 2015. During the three months and nine months ended September 30, 2015, we paid cash distributions of approximately $26.5 million, or $0.1250 per Common Unit, and $105.6 million, or $0.4999 per Common Unit, respectively.

During the three months and nine months ended September 30, 2016, we issued zero and 163,314 Common Units, respectively, to a Series B Preferred unitholder that elected to receive its paid in kind distributions in Common Units. During the three months and nine months ended September 30, 2015, we issued 163,314 and 284,898 Common Units to a Series B Preferred unitholder that elected to receive its paid in kind distributions in Common Units.

During each of the three months ended September 30, 2016 and 2015, we issued zero Common Units to non-employee directors for RPUs. During each of the nine months ended September 30, 2016 and 2015, we issued 0.1 million Common Units to non-employee directors for RPUs that vested in January 2016 and January 2015, respectively.

At September 30, 2016 and December 31, 2015, there were approximately 20.6 million and 3.6 million, respectively, of units outstanding under our long-term incentive plan (“LTIP”) that were eligible to be paid in Common Units upon vesting.

During the three months and nine months ended September 30, 2016, we paid zero in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP. During the three months and nine months ended September 30, 2015, we paid $0.6 million and $2.7 million, respectively, in cash at a rate equal to the distributions paid to our holders of Common Units to holders of outstanding unvested RPUs issued under our LTIP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands, except per unit amounts	2016	2015	2016	2015
Net loss attributable to the partnership	$(364,600)	$(1,327,929)	$(729,701)	$(1,692,461)
Less:
Distributions on participating units in excess of earnings (a)	—	428	—	1,731
Distributions to Series A preferred unitholders	—	4,125	6,142	12,375
Non-cash distributions to Series B preferred unitholders	621	7,145	11,744	13,553
Net loss used to calculate basic and diluted net loss per unit	$(365,221)	$(1,339,627)	$(747,587)	$(1,720,120)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Common Units (b)	213,789	211,766	213,743	211,369
Dilutive units (c)	—	—	—	—
Denominator for diluted net loss per unit	213,789	211,766	213,743	211,369

Net loss per common unit
Basic	$(1.71)	$(6.33)	$(3.50)	$(8.14)
Diluted	$(1.71)	$(6.33)	$(3.50)	$(8.14)
(a) The previously reported 2015 net loss allocated to participating units was adjusted to correct an error in the allocation to participating units resulting in a change to basic and diluted loss per unit from $6.17 to $6.33 for the three months ended September 30, 2015, and from $7.94 to $8.14 for the nine months ended September 30, 2015; the correction to the 2015 EPU calculation was determined to not be material.
(b) The three months and nine months ended September 30, 2016 exclude 20,279 and 19,578, respectively, of weighted average anti-dilutive units from the calculation of the denominator for basic earnings per common unit, as we were in a loss position.
(c) The three months ended September 30, 2016 and 2015 exclude 413 and 749, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position. The nine months ended September 30, 2016 and 2015 exclude 413 and 724, respectively, of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2016			2015
	Gain (loss) on			Loss on
Thousands of dollars	Available-For-Sale Securities	Post retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Carrying amount, beginning of period	$84	$(341)	$(257)	$(53)	$(280)	$(333)

Other comprehensive income (loss) before reclassification	312	(12)	300	(637)	—	(637)
Amounts reclassified from accumulated other comprehensive loss (a)	9	—	9	—	—	—
Net current period other comprehensive income (loss)	321	(12)	309	(637)	—	(637)
Less: Noncontrolling interest	131	(5)	126	(394)	—	(394)
Carrying amount, end of period	$274	$(348)	$(74)	$(296)	$(280)	$(576)

	Nine Months Ended September 30,
	2016			2015
	Gain (loss) on			Loss on
Thousands of dollars	Available-For-Sale Securities	Post retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Carrying amount, beginning of period	$(350)	$121	$(229)	$(112)	$(280)	$(392)

Other comprehensive income (loss) before reclassification	1,521	(793)	728	(390)	—	(390)
Amounts reclassified from accumulated other comprehensive loss (a)	(467)	—	(467)	(147)	—	(147)
Net current period other comprehensive income (loss)	1,054	(793)	261	(537)	—	(537)
Less: Noncontrolling interest	430	(324)	106	(353)	—	(353)
Carrying amount, end of period	$274	$(348)	$(74)	$(296)	$(280)	$(576)
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

Restricted Phantom Units and Convertible Phantom Units

During the three months and nine months ended September 30, 2016, the Board approved the grant of zero and 4.4 million, respectively, RPUs to executives and certain key employees of Breitburn Management and zero and 0.5 million, respectively, to outside directors, which vest one-half after 30 months and the other one-half after 36 months. The grant date fair value of the RPUs granted was $0.68 per unit.

During the three months and nine months ended September 30, 2016, we recorded unit-based compensation expense for the outstanding RPUs and CPUs of $2.5 million and $12.6 million, respectively, of which $0.7 million and $2.2 million, respectively, was included in operating costs, $2.7 million and $9.8 million, respectively, was included in general and administrative expenses, and a credit adjustment of $0.9 million and expense $0.6 million, respectively, was included in restructuring costs on the consolidated statements of operations. During the three months and nine months ended September 30, 2015, we recorded unit-based compensation expense of $6.2 million and $20.7 million, respectively, of which $6.4 million and $19.4 million, respectively, was included in general and administrative expenses and a credit adjustment of $0.2 million and expense of $1.3 million, respectively, was included in restructuring costs on the consolidated statement of operations. See Note 15 for a discussion of restructuring costs. As of September 30, 2016, there was $12.5 million of unrecognized compensation cost related to our unit based compensation plans, which is expected to be recognized over the period from October 1, 2016 to December 31, 2018.

Phantom Units

During the three months and nine months ended September 30, 2016, the Board approved the grant of zero and 10.4 million phantom units (“Phantom Units”), respectively, at $0.68 per unit, to the executives and certain key employees of Breitburn Management and zero and 0.5 million Phantom Units, respectively, to outside directors. Phantom Units are scheduled to vest one-half after 18 months and one-half after 24 months and are to be settled in cash (or Common Units if elected by us). The Phantom Units are accounted for as a liability and remeasured at fair value at the end of each reporting period, with the changes to fair value recognized over the vesting period.

During the three months and nine months ended September 30, 2016, we recorded a credit of $0.2 million and zero to compensation expense for the Phantom Units, respectively, which were included in operating costs on the consolidated statement of operations.

Key Employee Program

In April 2016, the Partnership adopted the Key Employee Program (“KEP”). Participants must be employed on the scheduled payment dates in order to receive a payment under the KEP. Participants in the KEP are eligible to receive quarterly cash payments, which are contingent on meeting performance thresholds tied to production and lease operating expense and satisfactory individual performance. During the three months and nine months ended September 30, 2016, we recognized $3.6 million and $7.9 million, respectively in general and administrative expenses, and $2.1 million and $4.8 million, respectively, in operating costs, related to the 2016 KEP. On September 16, 2016, the Bankruptcy Court approved the KEP.

Key Executive Incentive Program

In September 2016, the Bankruptcy Court approved the Partnership’s Key Executive Incentive Program (“KEIP”). The participants in the KEIP are the following named executive officers of Breitburn GP LLC, the general partner of the Partnership: Halbert S. Washburn, Mark L. Pease, James G. Jackson and Gregory C. Brown. Participants must be employed on the scheduled payment dates in order to receive a payment under the KEIP. Participants in the KEIP are eligible to receive two cash payments made at the conclusion of the fiscal quarters ending September 30, 2016 (for the performance period covering the second and third quarters of 2016 ending September 30, 2016) and December 31, 2016 (for the performance period covering the fourth quarter of 2016 ending December 31, 2016). Payments are contingent on the Partnership meeting the same basic performance thresholds utilized in the KEP, which are tied to production and lease operating expense. The performance metrics will be measured for each performance period, but will be adjusted relative to cumulative performance at the end of 2016. The maximum aggregate amount payable to the participants is approximately $9.7 million, a 10% reduction of the aggregate award amount provided for in the previous key executive incentive program.
During the three months and nine months ended September 30, 2016, we recognized $3.1 million and $4.8 million in general and administrative expenses, respectively, related to the 2016 KEIP.

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

In connection with the reductions in workforce, we incurred total restructuring costs of approximately $1.0 million credit, $4.3 million charge, $0.3 million credit and $6.4 million charge during the three months and nine months ended September 30, 2016 and 2015, respectively, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. The 2016 reductions were communicated to affected employees on various dates during the six months ended June 30, 2016, and all such notifications were completed by June 30, 2016. The 2015 reduction was communicated to affected employees on various dates during March 2015, and all such notifications were completed by March 31, 2015. The plans resulted in a reduction of four employees, 73 employees, zero employees and 37 employees, respectively, for the three months and nine months ended September 30, 2016 and 2015. In connection with the 2016 reductions, our total cost of approximately $4.3 million was incurred in the first nine months of 2016, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. At each of September 30, 2016 and December 31, 2015, we had restructuring costs payable of zero. During the three months and nine months ended September 30, 2016, we made restructuring payments of $1.4 million and $4.3 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars	2016	2015	2016	2015
Severance payments	$134	$—	$3,585	$4,768
Unit-based compensation expense	(891)	(191)	553	1,343
Other termination costs	(202)	(87)	151	302
Total	$(959)	$(278)	$4,289	$6,413

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

Chapter 11 Cases

On May 15, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Breitburn Energy Partners LP, et al, Case No. 16-11390. No trustee has been appointed and we continue to manage ourselves and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In August 2016, the Bankruptcy Court entered a final order approving the DIP Credit Agreement.

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Credit Agreement and the acceleration of all obligations with respect to the Senior Secured Notes and the Senior Unsecured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. We are making adequate protection payments with respect to the Credit Agreement consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses provided for in the Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. The commencement of the Chapter 11 Cases constituted an event of default under our commodity and interest rate derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the nine months ended September 30, 2016, and the terminated transactions are reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheet at September 30, 2016. The termination of these transactions has exposed our future cash flows to fluctuations in commodity prices.

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

Process for Plan of Reorganization. In order to successfully emerge from Chapter 11, the Debtors will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization generally provides for how pre-petition obligations and equity interests will be treated in satisfaction and discharge thereof, and provides for the means by which the plan of reorganization will be implemented.

Fresh Start Accounting. We may be required to adopt fresh start accounting upon emergence from Chapter 11. Adopting fresh start accounting would result in the allocation of the reorganization value to individuals assets based on their estimated fair values. The enterprise value of the equity of the emerging company is based on several assumptions and inputs contemplated in the future projections of the plan of reorganization and are subject to significant uncertainties. We currently cannot estimate the potential financial effect of fresh start accounting on our consolidated financial statements upon the emergence from Chapter 11, although we would expect to recognize material adjustments upon implementation of fresh-start accounting guidance upon emergence pursuant to a plan of reorganization. The assumptions for which there is a reasonable possibility of material impact affecting the reorganization value include management’s assumptions and capital expenditure plans related to the estimation of our oil and gas reserves.

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

Through March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units of 0.006666 Series B Preferred Unit per unit in the form of 818,626 Series B Preferred Units and 163,314 Common Units. During the nine months ended September 30, 2016, we recognized $11.7 million of accrued distributions on the Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Preferred Units. In the event the Partnership fails to make any distribution on the Series B Preferred Units as required under the partnership agreement, the annual distribution rate is increased by 2.00% effective as of such date until the date on which all required distributions have been made. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 15, 2016 to the Chapter 11 Filing Date. As of September 30, 2016, the accrued but unpaid distributions of $7.0 million were reflected as liabilities subject to compromise.

Operational Focus and Capital Expenditures

In the first nine months of 2016, our capital expenditures for oil and gas activities, including capitalized engineering costs, totaled $45 million, compared to approximately $179 million in the first nine months of 2015.  We spent approximately $14 million in Ark-La-Tex, $11 million in Mid-Continent, $9 million in the Permian Basin, $6 million in California, $3 million in the Southeast, and $2 million in the Midwest.  In the first nine months of 2016, we drilled and completed six productive wells in Ark-La-Tex and one in the Permian Basin. We also performed four recompletions in California and one in Ark-La-Tex.

Our 2016 capital spending program for oil and gas activities, including capitalized engineering costs and excluding acquisitions, is expected to be approximately $70 million. This compares with approximately $209 million in 2015. We anticipate that 64% of our total capital spending will be for drilling and rate-generating projects and CO2 purchases that are designed to increase or add to production or reserves. In 2016, we expect to drill 17 wells in Ark-La-Tex and the Permian Basin.

In the first half of 2016, we executed a workforce reduction plan as part of a company-wide reorganization effort intended to reduce costs, due in part to lower commodity prices, and another workforce reduction plan in connection with the notice received from PCEC on February 5, 2016 of its intention to terminate the administrative services agreement with Breitburn Management, effective as of June 30, 2016. The reductions were communicated to affected employees on various dates during the six months ended June 30, 2016, and all such notifications were completed by June 30, 2016. The plans resulted in a reduction of approximately 73 employees.

Commodity Prices

Our revenues and net income are sensitive to oil, NGL, and natural gas prices, which have been and are expected to continue to be highly volatile.

In the third quarter of 2016, the NYMEX WTI spot price averaged $45 per barrel, compared with approximately $47 per barrel in the third quarter of 2015.  In the first nine months of 2016, the NYMEX WTI spot price ranged from a low of $26 per barrel to a high of $51 per barrel. In the first nine months of 2015, the NYMEX WTI spot price ranged from a low of $38 per barrel to a high of $61 per barrel.

In the third quarter of 2016, the Henry Hub natural gas spot price averaged $2.88 per MMBtu compared with approximately $2.76 per MMBtu in the third quarter of 2015.  In the first nine months of 2016, the Henry Hub natural gas spot price ranged from a low of $1.49 per MMBtu to a high of $3.19 per MMBtu.  In the first nine months of 2015, the Henry Hub spot price ranged from a low of $2.47 per MMBtu to a high of $3.32 per MMBtu.  In the third quarter of 2016, the MichCon natural gas spot price averaged $2.76 per MMBtu compared with approximately $2.89 per MMBtu in the third quarter of 2015.

These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material adverse effect on our liquidity position. We expect that further or sustained crude oil and natural gas prices will not only decrease our revenues, but will also reduce the amount of crude oil and natural gas that we can produce economically and therefore lower our crude oil and natural gas reserves. Lower commodity prices could also cause us to recognize further asset impairments.

The continued volatility and significant decline in oil and natural gas prices increase the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  Changing commodity prices, whether lower or higher, can have a significant impact on the volumetric quantities of our proved reserve portfolio.  The impact of commodity price changes on our estimated proved reserves can be illustrated as follows: if the SEC-mandated 2015 beginning of the prior 12 months average prices used for our December 31, 2015 reserve report had been replaced with NYMEX WTI, ICE Brent and NYMEX Henry Hub Futures strip prices for the applicable commodity as of September 30, 2016 (without assuming any change in development plans or costs, which has historically not been the case in periods of prolonged depressed commodity prices), then the standardized measure of discounted future net cash flows relating to our estimated proved reserves as of December 31, 2015 would have increased by approximately 29%. The prices assumed in this example were derived using NYMEX WTI, ICE Brent and NYMEX Henry Hub Futures strip prices at September 30, 2016 through December 31, 2022, which averaged $54.16 per Bbl, $56.38 per Bbl, and $2.96 per Mcf, respectively, and then held flat thereafter. The average realized blended price is $36.86 per Boe. We believe that the use of NYMEX WTI, ICE Brent and NYMEX Henry Hub Futures strip prices may help provide investors with an understanding of the impact of volatile commodity price conditions on our proved reserves through an assumed period.  However, the use of this pricing example does not necessarily indicate management’s overall view on future commodity prices. In addition, if downward revisions of proved reserves occur in the future, we could have future impairments and/or further increases in our DD&A rates. We are not able to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rates.

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

Thousands of dollars,	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/(Decrease)
except as indicated	2016	2015	(Decrease)%		2016	2015		%
Total production (MBoe) (a)	4,520	5,008	(488)	(10)%	13,974	15,074	(1,100)	(7)%
Oil (MBbl)	2,284	2,741	(457)	(17)%	7,251	8,453	(1,202)	(14)%
NGLs (MBbl)	518	485	33	7%	1,529	1,427	102	7%
Natural gas (MMcf)	10,313	10,689	(376)	(4)%	31,168	31,164	4	—%
Average daily production (Boe/d)	49,130	54,435	(5,305)	(10)%	51,000	55,216	(4,216)	(8)%
Sales volumes (MBoe) (b)	4,524	4,980	(456)	(9)%	14,095	15,067	(972)	(6)%
Average realized sales price (per Boe) (c)	$28.56	$30.78	$(2.22)	(7)%	$25.68	$33.54	$(7.86)	(23)%
Oil (per Bbl)	40.74	43.38	(2.64)	(6)%	36.86	46.86	(10.00)	(21)%
NGLs (per Bbl)	15.40	12.44	2.96	24%	13.84	15.76	(1.92)	(12)%
Natural gas (per Mcf)	2.72	2.76	(0.04)	(1)%	2.21	2.79	(0.58)	(21)%
Oil sales	93,259	117,743	(24,484)	(21)%	271,823	396,011	(124,188)	(31)%
NGL sales	7,975	6,032	1,943	32%	21,166	22,484	(1,318)	(6)%
Natural gas sales	28,025	29,550	(1,525)	(5)%	69,002	87,089	(18,087)	(21)%
Gain (loss) on commodity derivative instruments	—	253,012	(253,012)	(100)%	(54,287)	296,772	(351,059)	(118)%
Other revenues, net (d)	4,310	5,922	(1,612)	(27)%	13,265	18,895	(5,630)	(30)%
Total revenues	133,569	412,259	(278,690)	(68)%	320,969	821,251	(500,282)	(61)%
Lease operating expenses before taxes (e)	77,676	99,318	(21,642)	(22)%	226,023	293,264	(67,241)	(23)%
Production and property taxes (f)	8,393	13,249	(4,856)	(37)%	28,844	42,141	(13,297)	(32)%
Total lease operating expenses	86,069	112,567	(26,498)	(24)%	254,867	335,405	(80,538)	(24)%
Purchases and other operating costs	751	367	384	105%	4,714	937	3,777	403%
Salt water disposal costs	3,359	4,205	(846)	(20)%	9,694	12,279	(2,585)	(21)%
Change in inventory	(44)	(2,004)	1,960	(98)%	(371)	329	(700)	(213)%
Total operating costs	90,135	115,135	(25,000)	(22)%	268,904	348,950	(80,046)	(23)%
Lease operating expenses before taxes per Boe (g)	17.02	19.83	(2.81)	(14)%	16.02	19.45	(3.43)	(18)%
Production and property taxes per Boe	1.86	2.65	(0.79)	(30)%	2.06	2.80	(0.74)	(26)%
Total lease operating expenses per Boe	18.88	22.48	(3.60)	(16)%	18.08	22.25	(4.17)	(19)%
Depletion, depreciation and amortization (“DD&A”)	81,083	117,464	(36,381)	(31)%	246,766	336,735	(89,969)	(27)%
DD&A per Boe	17.94	23.46	(5.52)	(24)%	17.66	22.34	(4.68)	(21)%
Impairment of oil and natural gas properties	274,968	1,440,167	(1,165,199)	(81)%	277,761	1,499,280	(1,221,519)	(81)%
Impairment of goodwill	—	—	—	n/a	—	95,947	(95,947)	(100)%
G&A excluding unit-based compensation (h)	19,168	16,916	2,252	13%	49,712	59,029	(9,317)	(16)%
G&A excluding unit-based compensation per Boe	$4.24	$3.38	$0.86	25%	$3.56	$3.92	$(0.36)	(9)%
(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) Includes 4 MBoe and 125 MBoe of condensate purchased from third parties during the three and nine months ended September 30, 2016.
(c) Excludes the effect of commodity derivative settlements.
(d) Includes salt water disposal revenues, gas processing fees, earnings from equity investments and other operating revenues.
(e) Includes district expenses, transportation expenses and processing fees.
(f) Includes ad valorem and severance taxes.
(g) Excludes non-cash unit-based compensation expense of $0.7 million and $2.2 million for the three and nine months ended September 30, 2016.
(h) Excludes non-cash unit-based compensation expense of $2.7 million and $9.9 million for the three and nine months ended September 30, 2016.

Comparison of Results for the Three Months and Nine Months Ended September 30, 2016 and 2015

The variances in our results were due to the following components:

Production

For the three months ended September 30, 2016, total production was 4,520 MBoe compared to 5,008 MBoe for the three months ended September 30, 2015, a decrease of 10%, primarily due to lower oil production from our Permian Basin, Mid-Continent, California and Southeast properties as a result of natural field declines, our curtailed capital program and the sale of certain of our Mid-Continent assets in March 2016.

For the nine months ended September 30, 2016, total production was 13,974 MBoe compared to 15,074 MBoe for the nine months ended September 30, 2015, a decrease of 7%, primarily due to lower oil production from our Permian Basin, Mid-Continent, California and Southeast properties as a result of natural field declines, our curtailed capital program and the sale of certain of our Mid-Continent assets in March 2016.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues decreased $24.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Crude oil revenues decreased $24.5 million due to lower sales volume in Mid-Continent, Permian, and Ark-La-Tex and lower average crude oil prices. NGL revenues increased $1.9 million, primarily due to improved differentials and higher production. Natural gas revenues decreased $1.5 million primarily due to lower natural gas production and slightly lower average natural gas prices.

Realized prices for crude oil, excluding the effect of derivative instruments, decreased $2.64 per Boe, or 6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Realized prices for NGLs, excluding the effect of derivative instruments, increased $2.96 per Boe, or 24% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Realized prices for natural gas, excluding the effect of derivative instruments, decreased $0.04 per Mcf, or 1%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Total oil, NGL and natural gas sales revenues decreased $143.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Crude oil revenues decreased $124.2 million due to lower average crude oil prices and lower sales volume in Permian Basin, Southeast, California, Mid-Continent, and Ark-La-Tex. NGL revenues decreased $1.3 million, primarily due to lower average NGL prices. Natural gas revenues decreased $18.1 million, primarily due to lower average natural gas prices.

Realized prices for crude oil, excluding the effect of derivative instruments, decreased $10.00 per Boe, or 21%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Realized prices for NGLs, excluding the effect of derivative instruments, decreased $1.92 per Boe, or 12% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Realized prices for natural gas, excluding the effect of derivative instruments, decreased $0.58 per Mcf, or 21%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Gain (loss) on commodity derivative instruments

Gain on commodity derivative instruments for the three months ended September 30, 2016 was zero compared to $253.0 million during the three months ended September 30, 2015. Gain on oil and natural gas derivative instrument settlements totaled zero for three months ended September 30, 2016, compared to a gain of $129.0 million for the three months ended September 30, 2015, primarily due to the termination of our commodity derivative transactions in 2016 in connection with the filing of the Chapter 11 Petitions.

Mark-to-market loss on commodity derivative instruments for the three months ended September 30, 2016 was zero, primarily due to the termination of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions, compared to a mark-to-market gain of $124.0 million for the three months ended September 30, 2015, primarily due to an increase in commodity prices and derivative instrument settlements during the three months ended September 30, 2015.

Loss on commodity derivative instruments for the nine months ended September 30, 2016 was $54.3 million compared to a gain of $296.8 million during the nine months ended September 30, 2015. Gain on oil and natural gas derivative instrument settlements totaled $611.5 million for the nine months ended September 30, 2016, compared to a gain of $355.9 million for the nine months ended September 30, 2015, primarily due to the termination in 2016 of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions.

Mark-to-market loss on commodity derivative instruments for the nine months ended September 30, 2016 was $665.8 million, primarily due to the termination in 2016 of our commodity derivative transactions in connection with the filing of the Chapter 11 Petitions, compared to a mark-to-market loss of $59.1 million for the nine months ended September 30, 2015, primarily due to derivative instrument settlements during the nine months ended September 30, 2015.

Other revenues, net

Other revenues decreased $1.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to $1.0 million lower salt water disposal revenue and $0.4 million lower sulfur sales.

Other revenues decreased $5.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to $2.8 million lower salt water disposal revenue, $2.0 million lower pipeline revenue, and $1.1 million lower sulfur sales.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended September 30, 2016 decreased $21.6 million compared to the three months ended September 30, 2015.  The decrease in pre-tax lease operating expenses primarily reflects cost-cutting efforts and lower oil and natural gas production volumes leading to lower overall costs. On a per Boe basis, pre-tax lease operating expenses excluding $0.7 million of non-cash unit based compensation expense were 14% lower than the three months ended September 30, 2015 at $17.02 per Boe, primarily due to lower commodity prices, cost-cutting efforts, and lower well service expenses.

Production and property taxes for the three months ended September 30, 2016 totaled $8.4 million, which was $4.9 million lower than the three months ended September 30, 2015, primarily due to lower commodity prices and lower oil and natural gas production.  On a per Boe basis, production and property taxes for the three months ended September 30, 2016 were $1.86 per Boe, which was 30% lower than the three months ended September 30, 2015, primarily due to lower commodity prices.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the nine months ended September 30, 2016 decreased $67.2 million compared to the nine months ended September 30, 2015.  The decrease in pre-tax lease operating expenses primarily reflects cost-cutting efforts, lower commodity prices and lower oil production volumes leading to lower overall costs. On a per Boe basis, pre-tax lease operating expenses excluding $2.2 million of non-cash unit based compensation expense were 18% lower than the nine months ended September 30, 2015 at $16.02 per Boe, primarily due to lower commodity prices, cost-cutting efforts, and lower well service expenses.

Production and property taxes for the nine months ended September 30, 2016 totaled $28.8 million, which was $13.3 million lower than the nine months ended September 30, 2015, primarily due to lower commodity prices and lower oil production.  On a per Boe basis, production and property taxes for the nine months ended September 30, 2016 were $2.06 per Boe, which was 26% lower than the nine months ended September 30, 2015, primarily due to lower commodity prices.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter, and thus crude oil sales do not always coincide with volumes produced in a given quarter.  Sales occur on average every twelve weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.

For the three months ended September 30, 2016, the change in inventory account amounted to a credit of less than $0.1 million compared to a credit of $2.0 million during the same period in 2015.  The credit during the three months ended September 30, 2015 primarily reflects a lower volume of crude oil sold than produced during the quarter. In the three months ended September 30, 2016, we sold 119 gross MBbls and produced 116 gross MBbls of crude oil from our Florida operations.

For the nine months ended September 30, 2016, the change in inventory account amounted to a credit of $0.4 million compared to a charge of $0.3 million during the same period in 2015.  The credit to inventory during the nine months ended September 30, 2016 primarily reflects a slightly lower volume of crude oil sold than produced during the quarter. The charge during the nine months ended September 30, 2015 primarily reflects the decrease in production costs during the period. In the nine months ended September 30, 2016, we sold 355 gross MBbls and produced 356 gross MBbls of crude oil from our Florida operations.

Depletion, depreciation and amortization

DD&A totaled $81.1 million, or $17.94 per Boe, during the three months ended September 30, 2016, a decrease of approximately 24% per Boe compared to the three months ended September 30, 2015. DD&A totaled $246.8 million, or $17.66 per Boe, during the nine months ended September 30, 2016, a decrease of approximately 21% per Boe compared to the nine months ended September 30, 2015. The decreases in DD&A per Boe were primarily due to impairments of proved properties during the year ended December 31, 2015, driven by decreases in commodity prices and the effect the impairments had on our reserve volumes and DD&A rates.

Impairments

During the three months ended September 30, 2016, we began updating our annual business plan. At September 30, 2016, we incorporated the assumptions from our updated business plan into our impairment reserve analysis. For certain impaired fields, recent operating results incorporated in the updated business plan resulted in lower production estimates and higher operating cost estimates than previously forecast. Our updated business plan was prepared with the assumption that we emerge from Chapter 11 and continue to hold and use our assets for their economic lives up to and including final dispositions. There are no material asset sales planned or contemplated in this business plan. Other assumptions and or revisions in our business plan could result in material changes to the undiscounted cash flows used in our impairment analysis. We are in the process of reviewing our business plan with our creditors. Accordingly, we cannot estimate what impact, if any, other assumptions or courses of action or their probabilities of occurrence could have on our undiscounted cash flows at September 30, 2016.

Impairments of proved properties during the three months ended September 30, 2016 totaled $275.0 million, including $177.1 million in the Permian Basin, $88.4 million in the Rockies, $5.3 million in the Midwest and $4.2 million in Ark-La-Tex, primarily related to revisions in our updated business plan for future production and cost estimates at certain of our lower margin oil properties, as well as the impact that the drop in natural gas prices in the out years had on projected future revenues for certain of our lower margin natural gas properties. Impairments of proved properties totaled $1.4 billion for the three months ended September 30, 2015, including $605.4 million in the Midwest, $420.2 million in the Southeast, $262.1 million in Ark-La-Tex, $73.1 million in California, $49.7 million in the Permian Basin, $17.4 million in the Rockies and $12.2 million in Mid-Continent.

Impairments of proved properties totaled $277.8 million for the nine months ended September 30, 2016, including $177.6 million in the Permian Basin, $88.6 million in the Rockies, $5.3 million in the Midwest, $4.2 million in Ark-La-Tex, and $2.1 million in the Southeast, primarily related to revisions in our updated business plan for future production and cost estimates at certain of our lower margin oil properties, as well as the impact that the drop in natural gas prices in the out years had on projected future revenues for certain of our lower margin natural gas properties. Impairments of proved properties totaled $1.5 billion for the nine months ended September 30, 2015, including $605.4 million in the Midwest, $420.2 million in the Southeast, $262.1 million in Ark-La-Tex, $82.8 million in the Permian Basin, $73.1 million in California, $34.1 million in the Rockies and $21.5 million in Mid-Continent.

Further periods of prolonged lower commodity prices, future declines in commodity prices, changes to our future plans in response to a final plan of reorganization, or increases in operating costs could result in future impairments. For example, during the third quarter, had the undiscounted cash flows for one of our oil and gas properties in Ark-La-Tex been lower by 10%, the estimated non-cash impairment charges would have been approximately $220 million higher for the three months ended September 30, 2016. Given the number of assumptions involved in the estimates, estimates as to other sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired. Additionally, the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value due to the application of fresh start accounting upon emergence from Chapter 11.

General and administrative expenses

Our general and administrative expenses (“G&A”) totaled $21.9 million for the three months ended September 30, 2016.  For the three months ended September 30, 2016, G&A included $2.7 million in non-cash unit based incentive compensation expense, $5.8 million in long-term cash compensation expense, and $1.3 million in short-term cash incentive compensation expense. G&A excluding all incentive compensation expense was $12.1 million, or $2.68 per Boe, for the three months ended September 30, 2016, which was 9% lower than prior year, primarily due to $2.7 million higher integration costs incurred during the three months ended September 30, 2015, compared to the three months ended September 30, 2016.

G&A totaled $23.3 million for the three months ended September 30, 2015.  For the three months ended September 30, 2015, G&A included $6.4 million in non-cash unit-based compensation expense and $2.1 million in short-term cash incentive compensation expense. G&A excluding all incentive compensation expense was $14.8 million.

G&A totaled $59.6 million for the nine months ended September 30, 2016.  For the nine months ended September 30, 2016, G&A included $9.9 million in non-cash unit based incentive compensation expense, $9.7 million in long-term cash compensation expense, and $5.5 million in short-term cash incentive compensation expense. G&A excluding all incentive compensation expense was $34.5 million, or $2.47 per Boe, for the nine months ended September 30, 2016, which was 29% lower than prior year, primarily due to $7.4 million higher integration costs incurred during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016.

G&A totaled $78.4 million for the nine months ended September 30, 2015.  For the nine months ended September 30, 2015, G&A included $19.4 million in non-cash unit-based compensation expense and $6.5 million in cash incentive compensation. G&A excluding all incentive compensation expense was $52.5 million.

Restructuring costs

During the nine months ended September 30, 2016 and 2015, we completed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. In addition, we executed workforce reductions during the nine months ended September 30, 2016 in connection with the termination of PCEC’s administrative services agreement with Breitburn Management, effective as of June 30, 2016.

The workforce reductions during the nine months ended September 30, 2016 were communicated to affected employees on various dates during the period, and all such notifications were completed by June 30, 2016. The plans resulted in a reduction of 4 employees and 73 employees, respectively, for the three months and nine months ended September 30, 2016.

The 2015 reduction was communicated to affected employees on various dates during March 2015, and all such notifications were completed by March 31, 2015. The plan resulted in a reduction of zero employees and 37 employees, respectively, for the three months and nine months ended September 30, 2015.

In connection with the reductions in workforce, we incurred total restructuring costs of approximately $1.0 million credit, $4.3 million charge, $0.3 million credit and $6.4 million charge during the three months and nine months ended September 30, 2016 and 2015, respectively, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs.

Interest expense, net of amounts capitalized

Our interest expense totaled $21.0 million and $50.9 million for the three months ended September 30, 2016 and 2015, respectively.  The $29.9 million decrease in interest expense compared to the three months ended September 30, 2015 was primarily due to $38.3 million lower interest expense on our Senior Notes as no further interest expense was recognized on the Senior Notes, which were subject to compromise upon the Chapter 11 Filing Date, and $3.8 million lower amortization of debt issuance costs, premiums and discounts due to the full write-off of debt issuance costs and discounts/premiums during the six months ended June 30, 2016 due to the filing of the Chapter 11 Petitions (see Note 8 to the consolidated financial statements for a discussion of debt issuance cost write-offs in 2016 and 2015), partially offset by $12.2 million higher credit agreement interest expense due to a higher interest rate under the Credit Agreement resulting from the commencement of the Chapter 11 Cases.

Our interest expense totaled $126.9 million and $152.0 million for the nine months ended September 30, 2016 and 2015, respectively.  The $25.1 million decrease in interest expense compared to the nine months ended September 30, 2015 was due to $35.0 million and $6.3 million lower interest expense on our Senior Unsecured Notes and Senior Secured Notes, respectively, due to the filing of the Chapter 11 Petitions, partially offset by $11.0 million higher credit agreement interest expense due to a higher interest rate under our Credit Agreement resulting from the commencement of the Chapter 11 Cases and $5.3 million higher amortization of debt issuance costs, premiums and discounts, primarily due to debt issuance cost write-offs in 2016.

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under the Credit Agreement that bear interest based on floating rates. In order to mitigate our interest rate exposure, as of March 31, 2016, we had interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under our Credit Agreement for 2016 and 2017, for notional amounts of $710 million and $200 million, respectively, with average fixed rates of 1.28% and 1.23%, respectively. The commencement of the Chapter 11 Cases on May 15, 2016 resulted in an event of default under our commodity and interest rate derivative agreements, resulting in a termination right by our counterparties. All of our derivative transactions were terminated in connection with the commencement of the Chapter 11 Cases. Accordingly, they are no longer accounted for at fair value, and have been recognized as payables at termination value.

Loss on interest rate swaps for the three months ended September 30, 2016 was $0.2 million, primarily due an adjustment to the final settlement amount of an interest rate derivative transaction that was terminated in connection with the bankruptcy filing. The loss on interest rate swaps for the three months ended September 30, 2015 was $1.0 million, including a $1.5 million loss on settlements and a $0.5 million mark-to-market gain.

Loss on interest rate swaps for the nine months ended September 30, 2016 was $2.0 million, including a $6.1 million loss on settlements (including terminated derivatives) and a $4.1 million mark-to-market gain, primarily due to the termination of our interest rate derivative transactions in connection with the bankruptcy filing. The loss on interest rate swaps for the nine months ended September 30, 2015 was $3.4 million, including a $4.4 million loss on settlements and a $1.0 million mark-to-market gain.

Reorganization items, net

We have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases. These costs are being expensed as incurred, and are expected to significantly affect our results of operations. Reorganization items, net includes expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts/premiums are related to the Senior Notes, and are included in reorganization items, net as we believe these debt instruments will be impacted by the Chapter 11 Cases. Reorganization items, net totaled $10.7 million and $77.6 million for the three months and nine months ended September 30, 2016, respectively.  See Note 2 to the consolidated financial statements for further details.

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

Liquidity and Ability to Continue as a Going Concern

As a result of sustained losses and the Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated interim financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their fair value or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to unitholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

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

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement as borrower with the DIP Lenders and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders have made available a revolving credit facility in an aggregate principal amount of $75 million (and the DIP Lenders have offered to arrange an additional $75 million of financing under the DIP Credit Agreement at the borrower’s request), which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sub-limit of $50 million, and a swingline facility in an aggregate principal amount not to exceed a sub-limit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the stated maturity of the DIP Credit Agreement of January 15, 2017. In addition, the maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement.

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

Credit Agreement

As of the Chapter 11 Filing Date we had $1.197 billion in unpaid principal outstanding under the Credit Agreement. The Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. Based on third party reports of our estimated proved reserves of oil, NGLs and natural gas as of December 31, 2015, we estimate that the Credit Agreement is fully collateralized. Therefore, upon acceleration as a consequence of the commencement of the Chapter 11 Cases, we reclassified the Credit Agreement balance to current portion of long-term debt on the consolidated balance sheet, as the lenders can terminate all letters of credit and can call on unpaid principal loan balances and interest to be immediately due and payable. As of the Chapter 11 Filing Date, we recognized $15.7 million of interest expense for the full write-off of unamortized debt issuance costs related to the Credit Agreement.

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

At September 30, 2016, the default interest rate on the Credit Agreement was 6.75%.

Senior Secured Notes

As of March 31, 2016, we had $650 million of Senior Secured Notes, which had a carrying value of $614.1 million, net of unamortized discount of $16.5 million and unamortized debt issuance costs of $19.4 million. Interest on our Senior Secured Notes is payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes. As of September 30, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value.

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

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Unsecured Notes. As of September 30, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values.

Cash Flows

Operating activities.  Our cash flows from operating activities for the nine months ended September 30, 2016 were $184.4 million compared to $351.2 million for the nine months ended September 30, 2015. The decrease in cash flows from operating activities was primarily due to lower sales revenues in 2016, driven by lower commodity prices, which reduced sales revenue by approximately $95 million, a 6% decrease in sales volume primarily due to lower Permian Basin, Mid-Continent, and Southeast oil production, which reduced sales revenue by approximately $49 million, and $179 million lower commodity derivative settlement receipts primarily due to the termination of our derivative transactions in connection with the filing of the Chapter 11 Petitions and $6 million lower other revenue, partially offset by approximately $80 million lower operating costs primarily at our Ark-La-Tex, Permian Basin, Mid-Continent, and Southeast properties. Cash flow from working capital changes during the nine months ended September 30, 2016 was $59 million higher than the nine months ended September 30, 2015, primarily due to higher interest payable and delay in payment of certain accounts payable (which have been reclassified to liabilities subject to compromise) due to the filing of the Chapter 11 Petitions.

Investing activities.  Net cash flows used in investing activities during the nine months ended September 30, 2016 and 2015 were $55.2 million and $235.5 million, respectively. During the nine months ended September 30, 2016, we spent $59.0 million on capital expenditures, consisting of approximately $55.4 million primarily for drilling and completion activities, and approximately $3.6 million for IT and other capital expenditures, $7.5 million on property acquisitions, primarily for CO2 producing properties and additional leases in Ark-La-Tex and $7.0 million on purchases of available-for-sale securities, partially offset by $11.9 million in net proceeds from sale of assets and $6.4 million in proceeds from the sale of available-for-sale securities. During the nine months ended September 30, 2015, we spent $226.7 million on capital expenditures, primarily for drilling and completion activities, $17.2 million on property acquisitions, primarily for CO2 producing properties, $3.8 million on purchases of available-for-sale securities and $0.9 million on CO2 advances, partially offset by $9.4 million in proceeds from the sale of assets and $3.6 million in proceeds from the sale of available-for-sale securities.

Financing activities.  Net cash flows used in financing activities for the nine months ended September 30, 2016 and 2015 were $40.2 million and $116.3 million, respectively. During the nine months ended September 30, 2016, we decreased our outstanding borrowings under our Credit Agreement by approximately $30.7 million. At September 30, 2016, we had total outstanding borrowings of approximately $3.01 billion.  At December 31, 2015, we had total outstanding borrowings, net of unamortized discount/premium and unamortized debt issuance cost on our Senior Notes, of approximately $2.98 billion.  During the nine months ended September 30, 2016, we made cash distributions of $5.5 million on Series A Preferred Units, borrowed $38.3 million and repaid $69.0 million under our Credit Agreement, and paid $3.9 million for DIP financing costs.  During the nine months ended September 30, 2015, we received net proceeds of $337.9 million from issuance of Series B Preferred Units and $4.8 million from issuance of Common Units, made cash distributions of $12.4 million on Series A Preferred Units, cash distributions of $108.3 million on Common Units, borrowed $1.2 billion and repaid $1.5 billion under our Credit Agreement, and paid $29.1 million in debt issuance costs.

Preferred Units

On May 21, 2014, we sold 8.0 million Series A Preferred Units in a public offering at a price of $25.00 per Series A Preferred Unit, resulting in proceeds of $193.2 million, net of underwriting discounts and offering expenses of $6.8 million. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of distributions. Through March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016.

On April 8, 2015, we issued in a private offering $350 million of Series B Preferred Units at an issue price of $7.50 per unit. We received approximately $337.2 million from this offering, net of fees and estimated expenses, which we primarily used to repay borrowings under our Credit Agreement. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

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

Through the three months ended March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 818,626 Series B Preferred Units and 163,314 Common Units. During each of the three months and nine months ended September 30, 2015, we declared distributions on our Series B Preferred Units at a monthly rate of 0.006666 Series B Preferred Units per unit, in the form of a total of 786,634 Series B Preferred Units and 163,314 Common Units.

During each of the three months and nine months ended September 30, 2016 and September 30, 2015, we recognized zero, $6.1 million, $4.1 million and $12.4 million, respectively, of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations.

During the three months and nine months ended September 30, 2016 and September 30, 2015, we recognized $0.6 million, $11.7 million, $7.1 million and $13.6 million, respectively, of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations. The accrued distributions on Series B Preferred Units recognized during the three months ended September 30, 2016 of $0.6 million reflect the 2.00% default distribution rate increase attributable to the earned but undeclared distributions effective April 15, 2016 through the Chapter 11 Filing Date.

Common Units

In response to current commodity and financial market conditions, the Board suspended distributions on Common Units and RPUs effective with the third monthly payment attributable to the third quarter of 2015.

Credit Agreement

At each of September 30, 2016 and December 31, 2015, we had a $5.0 billion credit facility with a maturity date of November 19, 2019. At each of September 30, 2016 and December 31, 2015, our borrowing base was $1.8 billion. On March 28, 2016, we entered into the Consent to the Credit Agreement, which reduced the elected commitment amount under the Credit Agreement from $1.8 billion to $1.4 billion.

As of September 30, 2016 and December 31, 2015, we had $1.2 billion at each date in indebtedness outstanding under our Credit Agreement. As a result of the commencement of the Chapter 11 Cases, all obligations under the Credit Agreement were accelerated.

As of September 30, 2016, the lending group under the Credit Agreement included 35 banks.  Of the $1.4 billion in total commitments under our Credit Agreement, Wells Fargo Bank, National Association held approximately 5% of the commitments, with the remaining 34 banks each holding between 1% and 4.2% of the commitments.

See “—Liquidity and Capital Resources—Overview” for a discussion of the Chapter 11 Cases as they relate to our Credit Agreement.

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

All of our derivative counterparties are also lenders, or affiliates of lenders, under our Credit Agreement (see Note 8 to the consolidated financial statements). In accordance with the Interim DIP Order, our counterparties were permitted to terminate any outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. However, each such counterparty is required to hold any proceeds due to the Debtors in a book entry account maintained by the counterparty until the Standstill Termination Date. The Credit Agreement is fully collateralized, and excluded from liabilities subject to compromise. Therefore, settlements payables due to our counterparties are reflected in accounts payable on the consolidated balance sheet at September 30, 2016 rather than in liabilities subject to compromise.

At September 30, 2016, we had $458.8 million of estimated commodity derivative instrument settlements receivable and $4.1 million of estimated interest rate derivative instrument settlements payable.

As of September 30, 2016, our derivative counterparties were Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PNC Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, MUFG Union Bank N.A. and Wells Fargo Bank, N.A. On all transactions where we are exposed to counterparty risks, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. We periodically obtain credit default swap information on our counterparties.  As of September 30, 2016, each of these financial institutions and/or their parent company had an investment grade credit rating from Moody’s Investors Service and Standard & Poor’s.  Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to default. As of September 30, 2016, our largest derivative settlements receivable were with Barclays Bank PLC, Credit Suisse Energy LLC, Wells Fargo Bank, N.A. and Morgan Stanley, which accounted for approximately 15%, 12%, 11% and 10% of our derivative settlements receivable, respectively.

Except as discussed above, we had no material changes to our financial contractual obligations during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

New Accounting Standards

See Note 1 to the consolidated financial statements within this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2015 Annual Report.  Also, see Note 4 to the condensed consolidated financial statements within this report for additional discussion related to our financial instruments. In the past, we have entered into derivative instruments to manage our exposure to commodity price and interest rate volatility, and to assist with stabilizing cash flows. As a result of certain events of default under our derivative contracts, all of our derivative transactions have been terminated. For further discussion of the impact derivative instruments have had on our cash flows, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2015 Annual Report and in Part II—Item 1A “—Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

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

10.3*	Form of Breitburn Energy Partners LP Amended and Restated Incentive Bonus Award Agreement (Employment Agreement Form) for 2016.
10.4*	Form of Breitburn Energy Partners LP Incentive Bonus Award Agreement (Non-Employment Agreement Form) for 2016.
10.5*	Form of First Amendment to Breitburn Energy Partners LP 2006 Long-Term Incentive Plan Restricted Phantom Unit Agreement (Cash-Settled) (Employment Agreement Form) for 2016 grants.
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	November 8, 2016	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	November 8, 2016	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer