Form 10-K/A
period 2016-12-31
Breitburn Energy Partners LP
filed 2017-04-28
CIK 1357371

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
As of April 26, 2017, there were 213,789,296 common units outstanding.

EXPLANATORY NOTE
On March 8, 2017, Breitburn Energy Partners LP (the “Partnership,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original 10-K to include information previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Partnership does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 30, 2017 (i.e., within 120 days after the end of the Partnership’s 2016 fiscal year). Accordingly, Part III of the Original 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of limited partners.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original 10-K with the SEC on March 8, 2017, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original 10-K.
Common units representing limited partner interests in the Partnership are referred to herein as “common units.” Series B Perpetual Convertible Preferred Units of the Partnership are referred to herein as “Series B units.”

BREITBURN ENERGY PARTNERS LP AND SUBSIDIARIES
TABLE OF CONTENTS
PART III
PART IV

Item 15.	Exhibits, Financial Statement Schedules	41

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors and Executive Officers
As with most publicly traded limited partnerships, we do not have a board of directors or employees, but instead our general partner, Breitburn GP LLC (“General Partner”), manages our operations and activities on our behalf. The following table shows information for the executive officers and the members of the Board of Directors (“Board”) of our General Partner. Executive officers are not appointed for a specific term and instead serve at the discretion of the Board in their respective offices until they resign, their employment is terminated or they are re-appointed by the Board. Directors generally are elected to three-year terms, or until their successors are duly elected and qualified. The directors designated to Class III are serving for a term that expires at the next annual meeting. The term of the Class I Directors will expire at the annual meeting to be held in 2018. The term of the Class II Directors will expire at the annual meeting to be held in 2019. Successors to the class of directors whose term expires at an annual meeting will be elected for a three-year term, or until their successors are duly elected and qualified.

Name	Age	Position with our General Partner
Halbert S. Washburn	57	Chief Executive Officer and Director
Mark L. Pease	60	President and Chief Operating Officer
James G. Jackson	52	Executive Vice President and Chief Financial Officer
Gregory C. Brown	65	Executive Vice President, General Counsel and Chief Administrative Officer
Thomas E. Thurmond	43	Senior Vice President
W. Jackson Washburn	54	Senior Vice President
Bruce D. McFarland	60	Vice President and Treasurer
Lawrence C. Smith	63	Vice President, Controller and Chief Accounting Officer
John R. Butler, Jr. †	78	Director, Chairman of the Board
Randall H. Breitenbach	56	Director, Vice Chairman of the Board
David B. Kilpatrick †	67	Director
Gregory J. Moroney †	65	Director
Charles S. Weiss †	64	Director
Donald D. Wolf †	73	Director
†    Independent Director
Executive Officers of our General Partner
Halbert S. Washburn has been the Chief Executive Officer of our General Partner since April 2010. He served as Co-Chief Executive Officer and a director of our General Partner from March 2006 until April 2010 and was the Chairman of the Board from July 2008 to April 2010. In December 2011, Mr. Washburn was reappointed as a member of the Board. Mr. Washburn currently is a director of Pacific Coast Energy Holdings LLC (“PCEH”), the indirect owner of Pacific Coast Energy Company LP (“PCEC”), our predecessor, and is the co-founder and was the Co-Chief Executive Officer of PCEC’s predecessors from 1988 to 2012. For additional information concerning PCEH and PCEC, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence-General.” Mr. Washburn is the brother of W. Jackson Washburn, our General Partner’s Senior Vice President. Since December 2005, Mr. Washburn has served as a member of the board of directors and currently serves on the compensation committee of Rentech, Inc., a publicly traded wood fibre processing and wood pellet production company. He also served on its audit committee from 2005 to 2012. In June 2011, he was appointed Chairman of the Rentech, Inc. board of directors. From July 2011 to April 2015, Mr. Washburn served on the board of directors of Rentech Nitrogen Partners, L.P., a nitrogen fertilizer company formed by Rentech, Inc. as a publicly traded master limited partnership. In September 2013, Mr. Washburn was appointed to, and currently serves on, the board of directors of Jones Energy, Inc., a publicly traded independent oil and natural gas company engaged in the development and acquisition of oil and natural gas properties in the Anadarko and Arkoma basins of Texas and Oklahoma. He also currently serves on its audit, compensation and nominating and corporate governance committees. He has been a member of the California Independent Petroleum Association since 1995 and served as Chairman of the executive committee of the board of directors from 2008 to 2010. He has also served as a board member, including Chairman of the board of directors, of the Stanford University Petroleum Investments Committee. Mr. Washburn holds a B.S. degree in Petroleum Engineering from Stanford University.
Mr. Washburn has a distinguished career as an executive in the oil and gas industry. His more than 30 years of management experience in the oil and gas industry provides Mr. Washburn with a keen understanding of our operations and an in-depth knowledge of our industry. The Board has determined that Mr. Washburn’s experience serving on boards of directors of both public and private companies allows him to provide the Board with a variety of perspectives on corporate governance and other issues, and therefore he should serve on the Board.
Mark L. Pease has been the Chief Operating Officer of our General Partner since December 2007. Mr. Pease was also an Executive Vice President of our General Partner from December 2007 to December 2012. Effective December 2012, Mr. Pease was appointed President and Chief Operating Officer of our General Partner. Mr. Pease also serves as a director of PCEH. Prior to joining our General Partner, Mr. Pease served as Senior Vice President, E&P Technology & Services for Anadarko Petroleum, an international and domestic oil and natural gas exploration and production company (“Anadarko”). Mr. Pease joined Anadarko in 1979 as an engineer, and served as Senior Vice President, North America from 2004 to 2006 and as Vice President, U.S. Onshore and Offshore from 2002 to 2004. Mr. Pease obtained a B.S. in Petroleum Engineering from the Colorado School of Mines.
James G. Jackson has been the Chief Financial Officer of our General Partner since July 2006. In October 2007, Mr. Jackson was also appointed as Executive Vice President of our General Partner. Mr. Jackson served as the Chief Financial Officer of PCEH from 2006 to June 2016 and currently serves as a director of PCEH. Mr. Jackson served as a member of the board of directors of Niska Gas Storage Partners LLC (“Niska”), a publicly traded master limited partnership that owns and operates natural gas storage assets in North America, from June 2011 to July 2016. He also served on Niska’s audit, compensation and conflicts committees. Before joining our General Partner, Mr. Jackson served as Managing Director of the Global Markets and Investment Banking Group for Merrill Lynch & Co., a global financial management and investment banking firm. Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990. Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.
Gregory C. Brown has been the General Counsel and Executive Vice President of our General Partner since December 2006. In January 2013, Mr. Brown was also appointed as Chief Administrative Officer of our General Partner. Mr. Brown served as General Counsel and Executive Vice President of PCEH from 2006 to June 2016 and currently serves as a director of PCEH. He also serves on the executive committee and the board of directors of the California Independent Petroleum Association. Before joining our General Partner, Mr. Brown was a partner at Bright and Brown, a law firm specializing in energy and environmental law that he co-founded in 1981. Mr. Brown earned a B.A. degree from George Washington University, with Honors, Phi Beta Kappa, and a J.D. from the University of California, Los Angeles. Mr. Brown was Mayor and served on the City Council of the City of La Canada Flintridge from 2003 to 2011.
Thomas E. Thurmond has been a Senior Vice President of our General Partner since July 2015 and previously served as Vice President - Operations Support from August 2013 to July 2015. Since 2012, Mr. Thurmond has served as a member of the board of directors of C12 Energy, Inc., a privately held oil and gas company primarily engaged in the rehabilitation of mature oil fields through carbon dioxide injection. Prior to joining our General Partner, from 2007 to 2013, Mr. Thurmond served as Engineering Manager/Principal of Legado Resources LLC, a Houston-based oil and gas company focused on acquiring and developing secondary and tertiary oil recovery projects throughout the United States. From 2005 to 2007, Mr. Thurmond was a Business Development Engineer at The Houston Exploration Company. Previously, he was a Senior Reservoir Engineer at Anadarko from 1999 to 2005 and a Production Engineer from 1997 to 1999. Mr. Thurmond obtained his B.S. in Petroleum Engineering from Texas A&M University.

W. Jackson Washburn has been a Senior Vice President of our General Partner since April 2009 and served as Vice President-Business Development from August 2007 to April 2009. Mr. W. Jackson Washburn is the brother of Halbert S. Washburn, our General Partner’s Chief Executive Officer. Since joining the predecessor of PCEC in 1992, Mr. W. Jackson Washburn has served in a variety of capacities, and served as President of Pacific Coast Land Company LLC, a subsidiary of PCEC, from 2000 to 2016. Mr. Washburn obtained a B.A. in Psychology from Wake Forest University.
Bruce D. McFarland has been the Treasurer of our General Partner since March 2006 and a Vice President since April 2009. Mr. McFarland served as the Chief Financial Officer of our General Partner from March 2006 through June 2006. Since joining our predecessor in 1994, Mr. McFarland served as Controller and Treasurer for more than five years. Before joining our predecessor, Mr. McFarland served as Division Controller of IT Corporation and worked at Price Waterhouse as a Certified Public Accountant. Mr. McFarland obtained a B.S. in Civil Engineering from the University of Florida and an M.B.A. from the University of California, Los Angeles.
Lawrence C. Smith has been the Controller of our General Partner since June 2006. Mr. Smith has also been a Vice President since April 2009 and the Chief Accounting Officer of our General Partner since October 2014. Before joining our General Partner, Mr. Smith served as the Corporate Accounting Compliance and Implementation Manager of Unocal Corporation, which was an oil and natural gas production and exploration development company (“Unocal”), from 2000 through 2006. Mr. Smith worked at Unocal from 1981 through 2006 and held various managerial positions in Unocal’s accounting and finance organizations. Mr. Smith obtained a B.B.A. in Accounting from the University of Houston, an M.B.A. from the University of California, Los Angeles, and is a Certified Public Accountant.
Directors of our General Partner
The Board currently has a total of seven members. On March 23, 2016, Kurt A. Talbot, a member of the Board, notified the Partnership that he would resign from the Board effectively immediately. At present, the directors and the class in which each director is a member are designated as follows:

●	John R. Butler, Jr. - Class I
●	Gregory J. Moroney - Class I
●	Randall H. Breitenbach - Class II
●	Halbert S. Washburn - Class II
●	Charles S. Weiss - Class II
●	David B. Kilpatrick - Class III
●	Donald D. Wolf - Class III
John R. Butler, Jr. has been a member of the Board since October 2006. Mr. Butler was appointed as the Chairman of the Board in April 2010. Since 1976, Mr. Butler has been Chairman of the board of directors of J.R. Butler and Company, a reservoir engineering company. Mr. Butler was a member of the board of directors of Anadarko Petroleum Corporation, an international and domestic oil and natural gas exploration and production company, from 1996 through 2011. He served on Anadarko’s audit committee from 1996 through 2011 and was Chairman of that committee for approximately five years during that period, served on its executive committee from 1998 to 2008 and served on its nominating and governance committee from 2006 through 2011. In addition, he formerly served on the board of directors of the Texas Tri-Cities chapter of the National Association of Corporate Directors. Mr. Butler also was formerly a member of the following boards of directors: Premier Instruments, Inc., makers of oil and gas field metering system; Kelman Technologies Inc., a publicly traded seismic and data management company; Howell Petroleum Corp., a publicly traded oil and gas producer with assets in Wyoming and Montana; and Bayou Resources, an oil and gas exploration company. Mr. Butler was Chairman and Chief Executive Officer of GeoQuest International Holdings, Inc., Senior Chairman of Petroleum Information Corp., and Vice Chairman of Petroleum Information/Dwights, L.L.C., suppliers of commercial petroleum data and information services, until 1997. He is a member of the Society of Petroleum Evaluation Engineers and was Chairman of the Society of Exploration Geophysicists Foundation until December 2001. He has a B.S. in Chemical Engineering from Stanford University. Mr. Butler has also completed courses at, among other institutions, Harvard University, Columbia University and the National Association of Corporate Directors, designed to educate and prepare public directors for serving on audit committees.

Mr. Butler’s more than 40 years of experience in the oil and gas industry provides him with a keen understanding of the operations of the Partnership and an in-depth knowledge of our industry. Serving as Chairman of the board of directors of J.R. Butler and Company and having served as Chairman and Chief Executive Officer of GeoQuest International Holdings, Inc., Senior Chairman of Petroleum Information Corp., and Vice Chairman of Petroleum Information/Dwights, L.L.C., Mr. Butler offers a wealth of management experience and business understanding. The Board has determined that Mr. Butler’s services on the board of directors and committees of Anadarko and other public company boards of directors allow him to provide the Board with a variety of perspectives on corporate governance and other issues, and therefore he should serve on the Board.
Randall H. Breitenbach was the President of our General Partner from April 2010 until December 2012. Effective December 2012, Mr. Breitenbach retired as President and was appointed Vice Chairman of the Board of our General Partner. From March 2006 until April 2010, he served as Co-Chief Executive Officer and a director of our General Partner. In December 2011, Mr. Breitenbach was reappointed as a member of the Board of our General Partner. Mr. Breitenbach also currently serves as the Chief Executive Officer and the Chairman of the board of directors of PCEH, and is the co-founder and was the Co-Chief Executive Officer of PCEC and its predecessors from 1988 to 2012. For additional information concerning PCEH and PCEC, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence-General.” Mr. Breitenbach is a founder of Coldsmoke Apparel, a privately held outerwear clothing company, and currently serves as its Chief Executive Officer. Mr. Breitenbach currently serves as a Trustee and is Chairman of the governance and nominating committee for Hotchkis and Wiley Funds, which is a mutual funds company. He has also served as a board member, including Chairman of the board of directors, of the Stanford University Petroleum Investments Committee. Mr. Breitenbach holds both a B.S and M.S. degree in Petroleum Engineering from Stanford University and an M.B.A. from Harvard Business School.
Mr. Breitenbach has a distinguished career as an executive in the oil and gas industry. His more than 30 years of management experience in the oil and gas industry provides Mr. Breitenbach with a keen understanding of our operations and an in-depth knowledge of its industry. The Board has determined that Mr. Breitenbach’s experience serving on boards of directors of companies allows him to provide the Board with a variety of perspectives on corporate governance and other issues, and therefore he should serve on the Board.
David B. Kilpatrick has been a member of the Board since March 2008 and is currently the Chairman of the Compensation and Governance Committee. Mr. Kilpatrick has been the President of Kilpatrick Energy Group, which invests in oil and gas ventures and provides executive management consulting services, since 1998. Mr. Kilpatrick currently serves on the board of directors and on the governance and compensation committees of Cheniere Energy, Inc., an owner, operator and developer of liquefied natural gas (“LNG”) receiving terminals and served on its audit committee from 2003 to 2011. Since 2011, Mr. Kilpatrick has served on the board of managers of Woodbine Holdings LLC, a privately held, oil and natural gas company engaged in the acquisition, development, exploitation and production of crude oil and natural gas properties in Texas. Since 2014, he has served as Chairman of the board of directors of Applied Natural Gas Fuels, Inc., a producer and distributor of LNG fuel for the transportation and industrial markets. He also served on the boards of directors and the audit committees of PYR Energy, an acquisition, exploration, and oil and gas production company with projects in the United States and Canada from 2001 to 2007 and of Whittier Energy Corporation, an oil and gas exploration and production company, from 2004 to 2007. Mr. Kilpatrick brings to the Board over 30 years of executive, managerial and operating experience in the oil and gas industry and extensive experience in technical and economic evaluations of acquisitions and investment proposals. He was the President and Chief Operating Officer of Monterey Resources, Inc., an independent oil and gas producer in California, from 1996 to 1998 and held various positions at Santa Fe Energy Resources, a worldwide oil and gas exploration and development company, from 1983 to 1996. He has a B.S. in Petroleum Engineering from the University of Southern California (“USC”) and a B.A. in Geology and Physics from Whittier College. Mr. Kilpatrick has also attended post-graduate courses at the graduate school of business administration at USC and professional courses in business and management at USC, the Wharton School at the University of Pennsylvania and Cornell University. He was the President of the California Independent Petroleum Association from 1992 to 1994 and is currently serving on its board of directors. Mr. Kilpatrick also currently serves on the board of directors of the Independent Oil Producers Agency and has served on the board of directors of the Western States Petroleum Association. He is a member of the Society of Petroleum Engineers.

Mr. Kilpatrick has a distinguished career as an executive in the oil and gas industry. His more than 30 years of management experience in the oil and gas industry provides Mr. Kilpatrick with a keen understanding of our operations and an in-depth knowledge of our industry. The Board has determined that Mr. Kilpatrick’s services on the board of directors and audit committee of Cheniere Energy and other public company boards of directors allow him to provide the Board with a variety of perspectives on corporate governance and other issues, and therefore he should serve on the Board.
Gregory J. Moroney has been a member of the Board since October 2006. He also served on the board of directors of the general partner of PCEC from 2004 to 2008. Currently, Mr. Moroney is the Managing Member and Owner of Energy Capital Advisors, LLC, which assists independent energy companies and energy fund managers in raising funds privately, a position he has held since January 2003. Since June 2005, he has also been a Senior Financial Consultant for Ammonite Resources LLC, a petroleum and mineral consulting company. From 2007 until June 2016, Mr. Moroney served on the board of directors of and was a member of the audit and remuneration and nominating committees of Xcite Energy Limited, BVI, a publicly traded oil exploration and development company. Mr. Moroney served as Managing Director for Deutsche Bank Securities Inc. from 1993 to December 2002, where he supervised and managed a large oil and gas mezzanine loan portfolio with commodity hedges and originated more than $10 billion of energy related project loans. From 1977 to 1993, Mr. Moroney was with Citicorp/Citibank in Calgary, Toronto and New York. At Citibank, Mr. Moroney managed large energy loan portfolios and worked in a variety of finance areas, including capital markets, energy hedging, acquisition loan syndications, project finance, debt restructuring and mergers and acquisitions. In 1992, Mr. Moroney also obtained a Series 7/General Securities license from what is now the Financial Industry Regulatory Authority. He graduated with a B.A. from Yale University.
Mr. Moroney brings to the Board over 25 years of experience as an energy finance specialist. The Board has determined that his extensive training in the review and analysis of financial statements, energy asset valuations, capital structures and capital markets, as well as his experience with the creation and review of corporate budgets, management goals, compensation and staffing issues provides a valuable perspective and insights to the Board and the Audit Committee, and therefore he should serve on the Board. Serving on the board of directors and committees of Xcite Energy, Mr. Moroney also brings directorial and governance experience to the Board.
Charles S. Weiss has been a member of the Board since October 2006 and is currently the Chairman of the Audit Committee. Mr. Weiss served as lead independent director of the Board from July 2008 until April 2010. He is a Founder and Managing Partner of JOG Capital Inc., a provider of private equity to Canadian exploration and production companies, a position that he has held since July 2002. Mr. Weiss currently serves on the boards of directors of JOG Capital Inc. and the National Forest Foundation, a non-profit foundation promoting the United States National Forest System. He previously served on the boards of directors and audit committees of three oil and gas companies from 2007 to 2009: Exshaw Oil Corp., Masters Energy Inc., and Livingston Energy Ltd. Mr. Weiss also served on the reserve committees at Masters Energy and Exshaw Oil. In addition, Mr. Weiss served as Managing Director and Head of Royal Bank of Canada’s Capital Markets Energy Group from October 2002 through May 2006. From June 2001 to July 2002, Mr. Weiss pursued various investment opportunities, which included the establishment of JOG Capital Inc. Previously, he was the Managing Director and Head of the Energy and Power Group with Bank of America Securities from 1998 to June 2001. Mr. Weiss obtained a B.A. in Physics from Vanderbilt University and an M.B.A. from the University of Chicago Graduate School of Business.
Mr. Weiss brings to the Board extensive management and operating experience in the oil and gas industry. The Board has determined that his experience as the Founder and Managing Partner of JOG Capital and previously as the Managing Director and Head of Royal Bank of Canada’s Capital Markets Energy Group make him a valuable contributor to the Board. The Board has also determined that, having served on the board of directors and audit committees of three oil and gas companies from 2007 to 2009, Mr. Weiss also brings considerable directorial and governance experience to the Board. For these reasons, the Board has determined that Mr. Weiss should serve on the Board. Given his expertise in finance and accounting, Mr. Weiss has been determined to be an audit committee financial expert by the Board.

Donald D. Wolf has been a member of the Board since November 2014. Previously, Mr. Wolf served as the Chairman of the board of directors of the general partner of QR Energy, LP, Chief Executive Officer of the general partner of the QR Funds and also served as the Chief Executive Officer of Quantum Resources Management from 2006 until 2009. Prior to serving as the Chief Executive Officer of Quantum Resources Management, Mr. Wolf served as President and Chief Executive Officer of Aspect Energy, LLC, a privately held independent exploration and energy investment company, from 2004 until 2006. Prior to joining Aspect, Mr. Wolf served as Chairman and Chief Executive Officer of Westport Resources Corporation, an independent oil and gas exploration and production company, from 1996 to 2004. Mr. Wolf has also served as President and Chief Operating Officer of United Meridian Corporation, an independent energy company engaged in the exploration for and development, production and acquisition of oil and natural gas in North American and certain international regions, from 1994 to 1996, President and Chief Operating Officer of General Atlantic Resources, Inc., a Denver-based independent oil and gas operating company that acquired, developed and exploited producing oil and gas properties, from 1981 to 1993 and Co-Founder and President of Terra Marine Energy Company from 1977 to 1981. He began his career in 1965 with Sun Oil Company in Calgary, Alberta, Canada, working in operations and land management. Following Sun Oil Company, he assumed land management positions with Bow Valley Exploration, Tesoro Petroleum Corp. and Southland Royalty Company from 1971 through 1977. Mr. Wolf currently serves as a director of MarkWest Energy Partners, L.P., Enduring Resources, LLC, Laredo Petroleum, LLC and Aspect Energy, LLC. Mr. Wolf is a former director of the Independent Petroleum Association of Mountain States. Mr. Wolf received a B.S. in Business Administration from Greenville College.
Mr. Wolf brings to the Board significant experience in the oil and gas industry having served in the executive officer roles described above, and has a keen understanding of the operations of QR Energy, LP, which we acquired. The Board has determined that Mr. Wolf’s experience serving on boards of directors of companies allows him to provide the Board with a variety of perspectives on corporate governance and other issues, and therefore he should serve on the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that each of our executive officers and directors has complied with the applicable reporting requirements for transactions in our securities during the year ended December 31, 2016, except a report for a disposition of common units on March 7, 2015 was filed late on February 2, 2016 by Mr. Moroney. In addition, effective January 1, 2016, Mr. Talbot no longer had an equity ownership interest in EIG Global Energy Partners, LLC, the ultimate indirect parent of the general partners of certain funds that hold Series B units, and therefore ceased to have any beneficial ownership in such Series B units. A report disclosing the event was filed late on January 20, 2016 by Mr. Talbot.
Corporate Governance
Director Independence
On May 16, 2016, the Partnership received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“NASDAQ”) notifying the Partnership of its determination to delist the Partnership’s securities from NASDAQ based on the Partnership filing a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code and associated public interest concerns. The Partnership did not request an appeal of this determination, and our securities were suspended at the opening of business on May 25, 2016. On June 10, 2016, NASDAQ filed a Form 25-NSE with the SEC to remove the Partnership’s securities from listing and registration on NASDAQ. Upon delisting from the NASDAQ Global Select Market, our securities have traded over-the-counter on the OTC Pink operated by the OTC Markets Group Inc. Even though our common units are no longer listed on the NASDAQ Global Select Market, our Board continues to refer to the independence standards as adopted by NASDAQ, as well as the SEC’s additional standards for audit committee members, in making determinations of independence. Based on information provided by the members, the Board has determined that five of its members-Messrs. Butler, Kilpatrick, Moroney, Weiss and Wolf-meet the independence standards established by NASDAQ.

Board Committee Composition
The Board has two standing committees: the Audit Committee and the Compensation and Governance Committee. The Audit Committee and the Compensation and Governance Committee each have a charter, which is available in the “About Breitburn-Corporate Governance” section of our website at http://www.breitburn.com.
Audit Committee
The members of the Audit Committee are currently Messrs. Kilpatrick, Moroney, Weiss and Wolf, each of whom meets NASDAQ’s independence standards. The Board has determined that Mr. Weiss qualifies as an “Audit Committee Financial Expert” as defined by SEC rules.
The Audit Committee’s primary functions are to assist the Board with respect to:

●	the review of the financial statements and the financial reporting of the Partnership;
●	the assessment of the Partnership’s internal controls;
●	the appointment, compensation and evaluation of the external auditor and the oversight of the external audit process;
●	the performance of the Partnership’s internal audit function;
●	the review and approval on an ongoing basis of all material related party transactions required to be approved by the Board;
●	the resolution of any conflicts of interest with our General Partner and its affiliates;
●	oversight of risk management at the Partnership; and
●	the preparation of the Audit Committee Report included in our proxy statements.
As provided in our Third Amended and Restated Partnership Agreement, dated as of April 8, 2015 (as amended, the “Partnership Agreement”), the Board may rely on the Audit Committee, acting as the Conflicts Committee under the Partnership Agreement, to determine if the resolution of a conflict of interest with our affiliates is fair and reasonable to us. Any matters approved by the Audit Committee in good faith will be permitted and deemed approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. During 2016, the Conflicts Committee met once to discuss matters related to the ASA (as defined below).
Compensation and Governance Committee
The members of the Compensation and Governance Committee are currently Messrs. Butler, Kilpatrick, Moroney and Weiss, each of whom meets NASDAQ’s independence standards. The Compensation and Governance Committee’s primary functions are to:

●	review and approve the compensation of our executive officers and directors;
●	review the executive compensation disclosure to be included in our Annual Report on Form 10-K and proxy statement, as applicable;
●	determine and make grants under the First Amended and Restated Breitburn Energy Partners LP 2006 Long-Term Incentive Plan (as amended, “Long-Term Incentive Plan”);
●	review management’s recommendations for employee compensation and benefits;
●	assist the Board in corporate governance matters; and
●	recommend to the Board new candidates for election to the Board and assist the Board in evaluating the performance of its members.
The Chief Executive Officer of our General Partner also participates in the compensation process by: (1) providing evaluations of other executive officers; (2) presenting overall results of the Partnership’s performance based upon the achievements of each functional department; (3) in some years, reviewing peer group information and compensation recommendations and providing feedback regarding the potential impact to the Partnership; and (4) participating in Compensation and Governance Committee meetings at the invitation of the Committee, subject to exclusion from certain meetings or portions thereof intended to be exclusive of management. The Chief Financial Officer of our General Partner evaluates the financial implications and affordability of compensation programs. Other executive officers may periodically participate in the compensation process and Compensation and Governance Committee meetings at the invitation of the Committee to advise on performance and/or activity in areas with respect to which these executive officers have particular knowledge or expertise. Additional information regarding the Compensation and Governance Committee’s processes and procedures for the consideration and determination of executive compensation are discussed in “Item 11. Executive Compensation-Compensation Discussion and Analysis” below.
The Board’s Role in Risk Oversight
Risk Management Committee. While the Board has the ultimate oversight responsibility for the risk management process, certain committees also have responsibility for risk management. On behalf of the Board, the Audit Committee plays a key role in the oversight of the Partnership’s risk management function. The Audit Committee reviews our risk management policies, any major financial risks and the steps taken by management to monitor and control those risks. The Audit Committee also oversees the Partnership’s Risk Management Committee (the “RMC”) comprised of our General Partner’s Chief Executive Officer, President, Chief Financial Officer, General Counsel and Treasurer, each of whom supervises day-to-day risk management throughout the Partnership. The RMC is not a committee of the Board. The RMC assists the Partnership in identifying potential material risks and implementing appropriate mitigation measures. Members of the RMC meet formally at least once a month, to review and monitor potential risks, including commodity and interest rate hedging risk, counterparty credit exposure risk, financial risk and insurance policy structure and indemnity arrangements. The RMC reports directly to the Audit Committee. The Audit Committee’s role in the Partnership’s risk oversight process includes receiving at least quarterly reports from members of the RMC on areas of material risk to the Partnership, including operational, financial, legal and regulatory, and strategic risks and highlighting any new risks the RMC has identified that may have arisen since they last met. The Audit Committee receives these reports from management to enable it to understand our risk identification, risk management and risk mitigation strategies. The Audit Committee reviews the Partnership’s hedging policy at least once annually. The Compensation and Governance Committee oversees risk management as it relates to our compensation plans, policies and practices and has met with management to review whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Partnership. The Board is advised by the committees of significant risks and management’s response via periodic updates.
Compensation Policies and Practices as They Relate to Risk Management. The Compensation and Governance Committee oversees risk management as it relates to our compensation plans, policies and practices in connection with structuring our executive compensation programs and reviewing our incentive compensation programs for other employees, and has met with management to review whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks that could have a material adverse effect on the Partnership. In 2016, the Committee considered the following factors related to our compensation plans, policies and practices and risk, among others: (i) under the KEIP and the KEP (each, as defined below), executive compensation is tied to predetermined performance metrics, including production and lease operating expense, (ii) maximum incentive bonus payouts are established under the KEIP and the KEP, which sets a ceiling for cash bonus payments to our executives, and (iii) award levels under the KEIP and the KEP are set according to targets fixed by the Compensation and Governance Committee. Based on these characteristics and other considerations reviewed by the Committee, we do not believe that, with respect to 2016, the Partnership’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Partnership.
Board and Committee Meetings
During 2016, the Board had 16 regularly scheduled and special meetings (including our 2016 Annual Meeting of Limited Partners), our Audit Committee had 4 meetings, and our Compensation and Governance Committee had 11 meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the Board and committees of the Board on which the director served.

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation and Governance Committee (i) was an officer or employee of the Partnership or of our General Partner, (ii) was formerly an officer of the Partnership or of our General Partner or (iii) had any relationship requiring disclosure under the SEC’s rules governing disclosure of related person transactions (Item 404 of Regulation S-K). Additionally, no executive officer of our General Partner served as a member of the compensation committee or as a director of any entity where an executive officer of such entity is a member of the Board or our Compensation and Governance Committee, except that Messrs. Breitenbach, Washburn, Jackson and Brown served as directors of PCEH in 2016.
Code of Conduct
The Board has adopted a Code of Business Conduct (the “Code of Conduct”), which includes a series of corporate governance principles applicable to all our and our General Partner’s employees, officers and directors, and is designed to affirm our high standards of business conduct and to emphasize the importance of integrity and honesty in the conduct of our business. We believe that the ethical foundations outlined in our Code of Conduct are critical to our ongoing success. The Code of Conduct is distributed to all of our employees and is posted in the “About Breitburn-Corporate Governance” section of our website at http://www.breitburn.com.
Code of Ethics for Financial Employees
We have adopted a Code of Ethics for Chief Executive Officers and Senior Officers, which applies to our General Partner’s Chief Executive Officer, President, Chief Financial Officer, Controller, Chief Operating Officer, General Counsel and all other Vice Presidents and senior officers of the General Partner (the “Code of Ethics”). The Code of Ethics complies with the rules of the SEC and Rule 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is intended to deter wrongdoing and to promote honest and ethical conduct by such officers. The Code of Ethics is posted in the “About Breitburn-Corporate Governance” section of our website at http://www.breitburn.com.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Executive Summary
This Compensation Discussion and Analysis section discusses the compensation policies and programs for the named executive officers of our General Partner during the year ended December 31, 2016, who were Halbert S. Washburn, our Chief Executive Officer, and James G. Jackson, our Executive Vice President and Chief Financial Officer, and the three next most highly paid executive officers of our General Partner: Mark L. Pease, our President and Chief Operating Officer, Gregory C. Brown, our Executive Vice President, General Counsel and Chief Administrative Officer, and Thomas E. Thurmond, a Senior Vice President.
On May 15, 2016 (the “Petition Date”), as more fully described in the Original 10-K, the Partnership and certain of its affiliates filed voluntary petitions for relief (and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).
During 2016, our named executive officers provided significant leadership in stabilizing our business and adjusting our operations in the wake of the challenges presented by the Chapter 11 Cases. These leadership efforts included:

●	driving achievement of above-target performance for production and lease operating expense;
●
securing Bankruptcy Court approval on a variety of “first-day motions” (including authorization to pay lease operating expenses, to make all royalty payments to our royalty interest holders, to maintain our existing cash management system, to satisfy our employee compensation obligations in the ordinary course of business and to assure adequate capital to operate the enterprise during the restructuring period);

●
successfully negotiating a $75 million debtor-in-possession credit facility (“DIP credit facility”) within ten days of the Petition Date and negotiating an extension of, and increase in the committed amount available under, the DIP credit facility to $150 million;

●	leading our restructuring efforts while continuing to actively manage day-to-day operations in a challenging business environment; and
●	developing a post-petition business plan.
Pay for Performance
Pay for performance continued to be an important component of our compensation philosophy both before and after the commencement of the Chapter 11 Cases. In this regard, our Bankruptcy Court-approved variable compensation programs-the Key Executive Incentive Program (the “KEIP”) and the Key Employee Program (the “KEP”) (which constituted the only realizable component of our named executive officers’ compensation other than base salary in 2016)-were designed to tie executive compensation to the Partnership’s performance, with predetermined goals based on Partnership value-driving performance metrics determining payouts under both the KEIP and KEP. For more information, see “-Components of Compensation-Short-Term Incentive Compensation” below.
Chapter 11 Filing and Certain 2016 Compensation Decisions
Our named executive officers, like our employees, unitholders and other stakeholders, have been significantly impacted by the Chapter 11 Cases. As a consequence of the commencement of the Chapter 11 Cases, our named executive officers have had their compensation and benefits materially impacted, as described below:

●
Short-Term Incentive Plan.  Pursuant to an order of the Bankruptcy Court, the Partnership was not permitted to make payments pursuant to any pre-petition incentive plan, including any such payments to our named executive officers, without the Bankruptcy Court’s approval. Accordingly, no discretionary annual cash bonuses were granted under the Partnership’s short-term incentive plan (“STIP”) for 2016.

●
Long-Term Incentive Plan.  As described above, the Bankruptcy Court’s order prevented the Partnership from making any payments pursuant to any pre-petition incentive plan. Accordingly, the Partnership cancelled all outstanding equity and equity-based awards granted under the Long-Term Incentive Plan, including all equity and equity-based incentive awards granted in 2016.

As a result of the foregoing and for the reasons discussed in “Components of Compensation-Short-Term Incentive Compensation-Overview,” equity-based compensation, which had represented a significant portion of overall compensation, lost substantially all of its value. Accordingly, after the filing of the Chapter 11 Cases, in June 2016, the Compensation and Governance Committee retained Willis, Towers and Watson (“Willis”), an independent compensation consultant with experience designing compensation programs for organizations undergoing a restructuring, to perform a detailed and extensive analysis of the Partnership’s incentive compensation programs and to advise the Committee with respect to the design of an executive incentive compensation program during the post-petition restructuring period. Based on the advice of Willis, the Compensation and Governance Committee presented for Bankruptcy Court approval two cash bonus plans, the KEIP and the KEP, each of which provided for cash bonus payments subject to the achievement of performance metrics tied to production and lease operating expense in 2016. The Bankruptcy Court approved the final KEIP and KEP on September 16, 2016. In 2016, each of Messrs. Washburn, Pease, Jackson and Brown participated in the KEIP, and Mr. Thurmond participated in the KEP. The terms of the KEIP and KEP, as well as our performance in 2016 with respect to the KEIP and KEP performance metrics, and the calculation of payouts to our named executive officers under the KEIP and KEP are described below in detail under the heading “Components of Compensation-Short-Term Incentive Compensation.” Aside from cash bonus opportunities pursuant to the KEIP or KEP, as applicable, the named executive officers’ only significant remaining element of compensation in 2016 was their base salaries, which were frozen for 2016 despite the additional demands imposed on our named executive officers by the Chapter 11 Cases.

Supplemental Compensation Table Reflecting Impact of Chapter 11 Filing on 2016 Compensation
The following table shows total direct compensation information for each of our named executive officers for the year ended December 31, 2016.
This table differs from compensation reported in the Summary Compensation Table below in that it excludes compensation that was earned or granted in fiscal year 2016 but that was subsequently cancelled, terminated or forfeited during fiscal year 2016 in connection with the Chapter 11 Cases.
While compensation reported in the Summary Compensation Table is useful, the SEC’s disclosure rules do not take into account the effect of significant cancellations, terminations or forfeitures of cash- and equity-based incentive awards granted during a fiscal year, and therefore may appear to overstate a named executive officer’s total compensation for that fiscal year. The amounts disclosed in the table below reflect actual compensation earned or granted (as applicable) and retained by our named executive officers in fiscal year 2016. This table supplements, and does not replace, the Summary Compensation Table.
2016 Supplemental Compensation Table

Name and Title	Base Salary	KEIP/KEP Award	All Other Compensation(1)	Total
Halbert S. Washburn Chief Executive Officer	$676,000	$3,370,855	$54,085	$4,100,940
Mark L. Pease President and Chief Operating Officer	494,000	1,745,951	65,418	2,305,369
James G. Jackson Executive Vice President and Chief Financial Officer	416,000	1,291,170	57,685	1,764,855
Gregory C. Brown Executive Vice President, General Counsel and Chief Administrative Officer	416,000	1,291,170	50,516	1,757,686
Thomas E. Thurmond Senior Vice President	330,000	729,664	46,418	1,106,082
__________

(1)
The dollar values shown represent (a) employer matching contributions to our 401(k) Plan made by us of $15,900 for each of Messrs. Washburn, Pease, Jackson and Brown and $13,685 for Mr. Thurmond and (b) company-paid premiums for health insurance of $18,205 for each of Messrs. Washburn, Pease, Jackson and Thurmond and $12,642 for Mr. Brown. The other perquisites and personal benefits for the named executive officers in respect of fiscal year 2016 are:

Name	Car Allowance or Company Car	Club Membership Dues	Paid Parking Fees
Halbert S. Washburn	$12,000	$6,600	$1,380
Mark L. Pease	11,039	14,874	5,400
James G. Jackson	12,000	10,200	1,380
Gregory C. Brown	11,975	8,619	1,380
Thomas E. Thurmond	10,028	0	4,500

2017 Compensation Decisions
In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Executive Incentive Program (“2017 KEIP”) and 2017 Key Employee Program (“2017 KEP”). Each of Messrs. Washburn, Pease, Jackson and Brown are eligible to participate in the 2017 KEIP, and Mr. Thurmond is eligible to participate in the 2017 KEP. The 2017 KEIP and 2017 KEP have substantially similar terms and conditions as the KEIP and KEP from 2016, except for the adoption of revised performance metrics for 2017 and, with respect to the 2017 KEIP, the modification of the timing of award payments so that the payments are made at the conclusion of each quarterly performance period ending March 31, June 30, September 30 and December 31, 2017 (on the same schedule as the Partnership’s other employee compensation programs). Payments under both the 2017 KEIP and the 2017 KEP are contingent on the Partnership meeting certain performance metrics tied to production and lease operating expense. The performance metrics for the 2017 KEIP are measured for each quarterly performance period, and trued up relative to cumulative performance at the end of 2017. The performance metrics for the 2017 KEP will be measured on an annual basis. Participants in the 2017 KEIP and the 2017 KEP must be employed by the Partnership on the scheduled payment dates in order to receive a payment under the respective programs. If a participant voluntarily terminates his employment other than for “good reason” or if a participant’s employment is terminated for “cause” (each as defined in the 2017 KEIP or the 2017 KEP, as applicable), before the earlier of the effective date of the Partnership’s chapter 11 plan of reorganization or April 15, 2018, the participant must repay all amounts net of taxes received under the 2017 KEIP or 2017 KEP, as applicable, as of such date. If a chapter 11 plan of reorganization becomes effective before December 31, 2017, participants will be entitled to retain any earned awards and will receive a pro rata portion of the award for the quarterly performance period in which the plan of reorganization becomes effective.
Good Governance
In furtherance of our objective of implementing policies and practices that are mindful of the concerns of our economic stakeholders, the Compensation and Governance Committee is comprised solely of independent directors, and the Compensation and Governance Committee has engaged compensation consultants that it believes to be independent to provide it with advice on matters related to executive compensation from time to time.
Unitholder Advisory Vote
In June 2014, we provided our unitholders an advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). At our 2014 Annual Meeting of Limited Partners, our unitholders overwhelmingly approved the compensation of our named executive officers, with over 92% of the votes cast in favor of the say-on-pay proposal. The Compensation and Governance Committee believes this affirms the unitholders’ support of our approach to executive compensation, and did not make any significant changes to its approach in 2014 and 2015. In 2016, as discussed above, certain changes were made to executive compensation in connection with our difficult business environment and the Chapter 11 Cases. In addition, when determining how often to hold future say-on-pay proposals to approve the compensation of our named executive officers, the Board took into account the strong preference for a triennial vote expressed by our unitholders at our 2011 Annual Meeting of Limited Partners, with over 78% of the votes cast in favor of a triennial vote. Accordingly, the Board determined that we will hold an advisory vote on the say-on-pay proposal to approve the compensation of our named executive officers at our annual meeting every three years.
Determination of Compensation
The Compensation and Governance Committee is responsible for reviewing the Partnership’s compensation program from time to time and making recommendations to the full Board regarding any changes to the program.
Through June 2016, the Compensation and Governance Committee engaged Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consultant retained in August 2015, to advise the Committee with respect to executive compensation and to recommend, develop and design new long-term incentive awards to address the steep decline in commodity prices and the related decline in the price of our common units, which underpinned the long-term incentive compensation awards historically granted to our named executive officers. As discussed further below, in January 2016, Meridian recommended a new long-term incentive compensation program, which, in addition to unit-settled restricted phantom units (“RPUs”), included grants of cash-settled RPUs and one-time incentive cash bonus awards to our named executive officers. See “-Components of

Compensation-Pre-Petition Incentive Compensation-Key Executive Incentive Program and Key Employee Program” and “-Components of Compensation-Pre-Petition Incentive Compensation-One-Time Incentive Cash Bonus Awards.”
In June 2016, the Compensation and Governance Committee engaged Willis to advise the Committee with respect to the design and support of key employee plans against the backdrop of the Partnership operating under chapter 11 of the Bankruptcy Code. Willis provided a market review of our executive compensation program, and, in connection therewith, reviewed pre-petition incentive compensation programs from 12 exploration and production companies (“Peer Group 1”) and post-petition incentive compensation programs from 12 other companies operating in the oil and gas, energy or other commodity industries (“Peer Group 2”).
Peer Group 1 included the following companies:

Cabot Oil & Gas Corporation	Laredo Petroleum Holdings, Inc.	PDC Energy, Inc.	Stone Energy Corporation
Comstock Resources, Inc.	Legacy Reserves LP	Range Resources Corporation	Vanguard Natural Resources, LLC
EXCO Resources, Inc.	Linn Energy, LLC	SM Energy Company	W&T Offshore, Inc.
Peer Group 2 included the following companies:

Apex Silver Mines	Chemtura Corporation	Longview Power, LLC	Patriot Coal Corporation
Aventine Renewable Energy Holdings	Global Geophysical Services, LLC	MolyCorp	Sabine Oil & Gas Corporation
BPZ Resources, Inc.	James River Coal Company	Parallel Energy Trust	Samson Resources Corporation
While the Compensation and Governance Committee considered the peer group compensation data and other information provided by Willis in establishing executive compensation in 2016, the Committee did not formally benchmark total compensation or individual compensation elements against these peer groups in 2016, and the Committee did not aim to set total compensation, or any compensation element, at a specified level as compared to the companies in these peer groups.
Compensation Objectives
Our overall goal is to ensure that our executive compensation policies are consistent with our strategic business objectives, are aligned with the interests of the Partnership’s economic stakeholders and provide appropriate incentives for our named executive officers to attain our strategic business objectives. Following the commencement of the Chapter 11 Cases, we have focused on ways to stabilize the business, promote a successful reorganization and preserve jobs by developing a viable business model.
As noted above, following the commencement of the Chapter 11 Cases, our named executive officer compensation program for 2016 included two primary components:

●	base salary, which is intended to provide a stable annual salary at a level consistent with competitive market practice, individual performance and scope of responsibility; and
●	variable incentive cash bonuses, which linked compensation to our 2016 performance over the course of the year.
The relative proportion of total compensation we pay or award for each individual component of compensation varies for each named executive officer based on the executive’s level in the organization. The executive’s level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role. At higher levels of the organization, executive officers have a greater impact on achievement of the business strategy and overall business performance. Therefore, certain executive officers have a higher proportion of their total compensation delivered through variable incentive cash bonuses.

Historically, our philosophy has been to make a greater proportion of an executive’s compensation comprised of performance-based variable short-term cash bonuses and long-term equity-linked awards so that the executive is well-rewarded if we perform well over time. Our policy has been to fix at the beginning of each year the target amount of variable short-term cash bonuses and equity-linked awards that will be provided to the named executive officer during the year as a percentage of the named executive officer’s base salary.
We made certain modifications in our approach to executive compensation in 2016, as noted above, to address the challenges we faced with declining commodity prices and the effect of the Chapter 11 Cases. See “- Components of Compensation.”
Components of Compensation
Base Salary
As noted above, annual base salary represents a significant element of compensation awarded to the named executive officers during the pendency of the Chapter 11 Cases.
Our policy is to position base executive salaries at levels that we believe are comparable to salaries provided to other executive officers in our market, with consideration to the scope of an individual’s responsibilities and performance. In 2016, in light of the Chapter 11 Cases, the Compensation and Governance Committee chose not to increase the base salaries of our named executive officers.
The annual base salaries of our named executive officers as of December 31, 2015 and 2016 are noted below:

	Annual Base Salary		Percent Increase
Name	2016	2015
Halbert S. Washburn	$676,000	$676,000	0%
Mark L. Pease	494,000	494,000	0%
James G. Jackson	416,000	416,000	0%
Gregory C. Brown	416,000	416,000	0%
Thomas E. Thurmond	330,000	330,000	0%
Short-Term Incentive Compensation
Overview. For over a decade, the Partnership maintained incentive compensation programs that were generally composed of annual STIP and Long-Term Incentive Plan awards. These pre-petition programs were an essential component of our named executive officers’ aggregate compensation and critical to the Partnership, as they aligned the incentives of our named executive officers with the Partnership’s business goals, thereby creating value for the Partnership’s economic stakeholders. Moreover, these programs were designed to provide reasonable market-based compensation to assure that the Partnership could attract and retain an experienced and skilled executive team.
In the months leading up to the Petition Date, as commodity prices continued declining and the Partnership’s financial condition deteriorated, the equity-based compensation granted to our named executive officers under the Long-Term Incentive Plan lost substantially all of its value. Additionally, the Partnership’s potential need to seek relief under chapter 11 of the Bankruptcy Code made it evident that any potential new equity-based awards would represent little or no value to our named executive officers and would not provide the incentive for which such awards were designed. Further, following the Petition Date, pursuant to an order of the Bankruptcy Court, the Partnership was not permitted to make payments pursuant to any pre-petition incentive plan, including any such payments under the STIP and Long-Term Incentive Plan to our named executive officers, without the Bankruptcy Court’s approval.

In this regard, the Partnership and its advisors considered various compensation strategies to address these circumstances. After the filing of the Chapter 11 Cases, in June 2016, the Compensation and Governance Committee retained Willis to undertake a detailed and extensive analysis of the Partnership’s incentive compensation programs and to advise the Committee with respect to the design of the Partnership’s executive incentive compensation program during the post-petition restructuring period.
Based on the advice of Willis, the Compensation and Governance Committee presented for Bankruptcy Court approval two cash bonus plans, the KEIP and the KEP, each of which provided for cash bonus payments subject to achievement of performance metrics tied to production and lease operating expense in 2016. The Bankruptcy Court approved the final KEIP and KEP on September 16, 2016.
KEIP. The Partnership, together with the Compensation and Governance Committee, developed and formulated the KEIP for its four senior executives, Messrs. Washburn, Pease, Jackson and Brown, to appropriately incentivize and motivate their performance during the pendency of the Chapter 11 Cases so as to maximize value for the Partnership’s economic stakeholders.
For 2016, Messrs. Washburn, Pease, Jackson and Brown were eligible to receive a KEIP award in cash, payable as follows: (i) at the conclusion of the fiscal quarter ending September 30, 2016, for the performance period covering the second and third quarters of 2016 ending September 30, 2016 (the “First KEIP Performance Period”), (ii) at the conclusion of the fiscal quarter ending December 31, 2016, for the performance period covering the fourth quarter of 2016 ending December 31, 2016 (the “Second KEIP Performance Period) and (iii) following the end of the Partnership’s 2016 fiscal year (the “2016 KEIP Performance Period”), in each case, contingent upon the Partnership meeting performance goals tied to production and lease operating expense (“LOE”) for the applicable performance period. The production and LOE metrics were measured for each performance period, and trued up relative to cumulative performance at the end of the year. This structure was intended to incentivize performance during each applicable performance period while also driving achievement of cumulative performance goals over the entire performance period. Thus, in determining the portion of the aggregate KEIP award earned in respect of the 2016 KEIP Performance Period, such earned portion of the award was reduced (but not below zero) by any portion of the aggregate annual KEIP award earned in respect of the First and Second KEIP Performance Periods, but was a positive number to the extent that cumulative performance during 2016 was greater than performance measured for each of the First and Second KEIP Performance Periods on a standalone basis.
The following table shows the aggregate 2016 KEIP award for each of Messrs. Washburn, Pease, Jackson and Brown at threshold, target and maximum levels:

Name	Threshold 2016 KEIP Award	Target 2016 KEIP Award	Maximum 2016 KEIP Award
Halbert S. Washburn	$1,898,208	$3,163,680	$4,258,800
Mark L. Pease	987,012	1,645,020	2,178,540
James G. Jackson	730,080	1,216,800	1,609,920
Gregory C. Brown	730,080	1,216,800	1,609,920
With respect to each performance period, one-half of each named executive officer’s KEIP award applicable to such period was dependent on achievement of the production performance goal and one-half was dependent on the achievement of the LOE performance goal. For performance between threshold and target or between target and maximum, payout levels were determined by linear interpolation. Further, if the threshold level of performance was not met for the applicable metric, no portion of the KEIP award applicable to that metric was earned or payable.

The performance goals applicable to each performance period for 2016, and the Partnership’s actual performance against such performance goals, are set forth in the following tables:

	First KEIP Performance Period				Second KEIP Performance Period
Performance Metric	Threshold	Target	Maximum	Actual	Threshold	Target	Maximum	Actual
Production Performance (MMBoe)	8.754	9.129	9.503 or greater	9.125	4.097	4.273	4.448 or greater	4.305
LOE Performance ($MM)	158.5	142.5	126.4 or less	139.3	83.9	75.3	66.8 or less	70.4

	2016 KEIP Performance Period
Performance Metric	Threshold	Target	Maximum	Actual
Production Performance (MMBoe)	12.851	13.402	13.951 or greater	13.430
LOE Performance ($MM)	242.4	217.8	193.2 or less	209.7
Based on achievement of the Partnership performance goals described above, Messrs. Washburn, Pease, Jackson and Brown received the following payouts under the KEIP with respect to their 2016 awards:

Name	2016 KEIP Award
Halbert S. Washburn	$3,370,855
Mark L. Pease	1,745,951
James G. Jackson	1,291,170
Gregory C. Brown	1,291,170
In order to receive a payment under the KEIP, the applicable named executive officer must have been continuously employed by the Partnership on the scheduled payment date. Further, if a named executive officer’s employment with the Partnership had been terminated due to his voluntary resignation other than for “good reason” or due to termination for “cause”, in each case, prior to April 15, 2017, the named executive officer would have been required to repay all amounts net of taxes received under the KEIP as of such termination of employment.
KEP. The Partnership and the Compensation and Governance Committee also developed and formulated the KEP for its key employees, including Mr. Thurmond. As with the KEIP, the KEP was intended to appropriately incentivize and motivate performance during the pendency of the Chapter 11 Cases so as to maximize value for the Partnership’s economic stakeholders.
For 2016, Mr. Thurmond was eligible to receive a KEP award in cash based on the Partnership meeting performance goals tied to production and LOE for 2016. The following table shows the aggregate 2016 KEP award for Mr. Thurmond at minimum, target and maximum levels.

Name	Minimum 2016 KEP Award	Target 2016 KEP Award	Maximum 2016 KEP Award
Thomas E. Thurmond	$581,141	$705,671	$830,201
Pursuant to the KEP, Mr. Thurmond received advance payments of his KEP award at the conclusion of each of the first through third fiscal quarters of 2016, with each payment equal to one-quarter of his Target 2016 KEP Award. The Partnership could increase or decrease these quarterly payments by up to 10% in its sole discretion. Each such advance payment reduced, on a dollar-for-dollar basis, but not below zero, the amount of the KEP award paid to Mr. Thurmond following the end of fiscal year 2016 based on actual performance.

One-half of Mr. Thurmond’s KEP award was determined based on achievement of the production performance goal and one-half was determined based on achievement of the LOE performance goal. For performance between minimum and target or between target and maximum, Mr. Thurmond’s payout level was determined by linear interpolation. Pursuant to the KEP, if performance was at or below the minimum level, Mr. Thurmond would be entitled to at least his Minimum 2016 KEP Award.
The performance goals for 2016, and the Partnership’s actual performance against such performance goals, are set forth in the following table:

Performance Metric	Minimum	Target	Maximum	Actual
Production Performance (MMBoe)	Less than 17.70	18.25	18.80 or greater	18.28
LOE Performance ($MM)	Greater than 319.2	294.6	Less than 270.0	286.5
Based on achievement of the Partnership performance goals described above, Mr. Thurmond received the following payout under the KEP with respect to his 2016 award:

Name	2016 KEIP Award
Thomas E. Thurmond	$729,664
In order to receive payment under the KEP, Mr. Thurmond must have been continuously employed by the Partnership on the scheduled payment date. Further, if Mr. Thurmond’s employment with the Partnership had been terminated due to his voluntary resignation other than for “good reason” or due to termination for “cause”, in each case, prior to April 15, 2017, Mr. Thurmond would have been required to repay all amounts net of taxes received under the KEP as of such termination of employment.
Pre-Petition Incentive Compensation
Overview. As discussed above, pursuant to an order of the Bankruptcy Court following the Petition Date, the Partnership was not permitted to make payments pursuant to any pre-petition incentive plan, including any such payments to our named executive officers, without the Bankruptcy Court’s approval. The following paragraphs describe our pre-petition incentive plans and any awards that were granted thereunder to our named executive officers in 2016; however, no such awards were realized or paid.
Predecessor Key Executive Incentive Program and Predecessor Key Employee Program. In April 2016, the Compensation and Governance Committee approved a Key Executive Incentive Program and a Key Employee Program, which were the predecessor programs to the KEIP and the KEP described above. The predecessor programs provided for periodic cash bonuses generally related to annual or quarterly Partnership performance and, in the case of the Key Executive Incentive Program, the entry into, and consummation of, a transaction that de-levered the Partnership’s balance sheet. Messrs. Washburn, Pease, Jackson and Brown were eligible to participate in the predecessor Key Executive Incentive Program. However, no awards were granted under this program and it was replaced in its entirety by the KEIP. Mr. Thurmond was eligible to participate in the predecessor Key Employee Program and his minimum, target and maximum cash bonus awards under that program were $351,010, $585,016 and $765,000, respectively. However, this program and all awards granted thereunder were amended and restated, and superseded in their entirety, by the KEP.
One-Time Incentive Cash Bonus Awards. In January 2016, the Compensation and Governance Committee approved grants of one-time incentive cash bonus awards, outside of the STIP, for the named executive officers. As a condition of receiving their KEIP or KEP award, as applicable, as approved by the Bankruptcy Court, each named executive officer forfeited his cash bonus award. As of December 31, 2016, no named executive officer had any rights with respect to these awards and no amounts were paid thereunder. The Compensation and Governance Committee approved these awards based on guidance from Meridian, who the Compensation and Governance Committee engaged to provide advice with respect to our executive officer compensation in light of difficult market conditions and a steep decline in commodity prices. These awards would have vested one-half on each of June 28, 2016 and December 28, 2016, generally subject to the named executive officer’s continued service through each such date. The following table shows the cash bonus awards granted to each of the named executive officers in January 2016:

Name	2016 Incentive Cash Bonus Award
Halbert S. Washburn	$739,127
Mark L. Pease	360,888
James G. Jackson	265,327
Gregory C. Brown	265,327
Thomas E. Thurmond	109,342
Short-Term Incentive Plan. Historically, we have provided short-term incentive awards in the form of discretionary annual cash bonuses to eligible employees, including the named executive officers. As previously described, no awards were granted under the STIP for 2016. The STIP was usually paid during the first quarter of the year following the performance year and was designed to focus employees on our operating and financial performance by linking their annual award payment to the Partnership and individual performance for the prior year. The target bonus opportunities were set at levels recommended by Hay Group, Inc. (“Hay Group”), an independent compensation consultant engaged by the Compensation and Governance Committee in 2012, which were intended to place the named executive officers’ target cash compensation and target direct compensation within the 50th to 75th percentile of certain of our peers, with opportunities for higher total compensation based on outstanding short- and long-term results.
Long-Term Incentive Plan. As discussed above, pursuant to an order of the Bankruptcy Court following the Petition Date, the Partnership was not permitted to make payments pursuant to any pre-petition incentive plan, including any such payments to our named executive officers, without the Bankruptcy Court’s approval. As such, effective as of November 21, 2016, outstanding awards under the Long-Term Incentive Plan, including the awards of unit-settled and cash-settled RPUs discussed below, were cancelled.
Historically, the Long-Term Incentive Plan provided financial incentives to the named executive officers through grants of equity and equity-linked awards. The Long-Term Incentive Plan was designed to focus its participants on our operating and financial performance by linking the value of awards to distributions to unitholders and other Partnership and individual results.
In January 2016, the Compensation and Governance Committee approved certain long-term incentive compensation awards under our Long-Term Incentive Plan for the benefit of our executive officers, including the named executive officers. The Compensation and Governance Committee approved these awards based on guidance from Meridian. The awards under the Long-Term Incentive Plan consisted of RPUs, a portion of which were granted in the form of unit-settled RPUs and a portion of which were granted in the form of cash-settled RPUs.
Unit-settled RPUs, to the extent vested, represented the right to receive common units of the Partnership upon specified payment events. Cash-settled RPUs represented the right to receive a cash payment equal to the fair market value of a common unit of the Partnership on the applicable vesting date (but in no event less than $0.50 per RPU), or, at the Partnership’s election, a number of common units of the Partnership equal to the number of vested RPUs, in each case, upon specified payment events. In addition, each RPU was granted in tandem with a distribution equivalent right that would remain outstanding from the grant of the RPU until the earlier to occur of its forfeiture or the payment of the underlying unit, and which entitled the grantee to receive payment of amounts equal to distributions paid to each holder of a common unit of the Partnership during such period. RPUs that did not vest for any reason were forfeited upon a grantee’s termination of employment. The RPUs were generally subject to vesting based on continued service with the Partnership through the applicable vesting date.

The aggregate grant-date fair values of the RPUs granted to the named executive officers in 2016 were established in accordance with the target long-term incentive values as a percentage of base salary that were recommended by the Hay Group, an independent compensation consultant retained by the Compensation and Governance Committee in 2013:

Name	Long-Term Incentive Values as a Percentage of Base Salary
Halbert S. Washburn	600%
Mark L. Pease	400%
James G. Jackson	350%
Gregory C. Brown	350%
Thomas E. Thurmond	175%
The following table shows the number of unit-settled RPUs and the number of cash-settled RPUs granted to the named executive officers in 2016. As discussed above, all of the RPUs held by the named executive officers were cancelled effective as of November 21, 2016. As of December 31, 2016, no named executive officer had any rights with respect to the RPUs or any other equity- or equity-linked awards.

Name	Unit-Settled RPUs (#)	Cash-Settled RPUs (#)
Halbert S. Washburn	2,001,389	1,086,953
Mark L. Pease	975,036	529,541
James G. Jackson	718,448	390,188
Gregory C. Brown	718,448	390,188
Thomas E. Thurmond	296,075	160,799
Employment Agreements
On December 30, 2010, Breitburn Management, our General Partner and we entered into separate Amended and Restated Employment Agreements (“Employment Agreements”) with each of Messrs. Washburn, Pease, Jackson and Brown. Each Employment Agreement is for a term that commenced on December 30, 2010 and initially expired on January 1, 2014, with automatic one-year renewal terms unless either the Employer (as defined in the Employment Agreements) or the executive officer gives written notice of termination 90 days prior to the end of the term. Each Employment Agreement provides for an annual salary which may be increased (but not decreased) at the discretion of the Employer.
Under the terms of the Employment Agreements, each of the executive officers is also eligible to participate in the STIP, our Long-Term Incentive Plan and other benefit plans and fringe benefits maintained or provided by the Employer. During their respective employment periods, the executive officers are entitled to prompt reimbursement for up to $1,000 per month for actual expenses associated with the lease or purchase of an automobile, in addition to the payment of maintenance and operation expenses for such automobile. The Employment Agreements provide that the Employer may terminate any of the executive officers with or without cause or in the case of an executive officer’s disability. Each executive officer may terminate his Employment Agreement with or without good reason.
“Cause” is generally defined as (a) the willful and continued failure of the executive officer to perform substantially his duties (other than due to physical or mental illness) after a written demand for substantial performance approved by a majority vote of the Board and a reasonable period for cure of not more than twenty business days, (b) the willful engaging by the executive officer in illegal conduct or gross misconduct, which is materially and demonstrably injurious to us or any of our affiliates, (c) any act of fraud, or material embezzlement or material theft in connection with the executive officer’s duties or in the course of the executive officer’s employment, or (d) the executive officer’s admission in any court, conviction, or plea of nolo contendere of a felony involving moral turpitude, fraud or material embezzlement, material theft or material misrepresentation against or affecting us or any of our affiliates. However, no act or failure to act by the executive officer shall be considered

“willful” unless it is done, or omitted to be done, by the executive officer in bad faith or without reasonable belief that the executive officer’s action or omission was in our best interests or in the best interests of any of our affiliates.
“Good reason” is generally defined as (a) a material diminution in the executive officer’s base salary, (b) a material diminution in the executive officer’s authority, duties or responsibilities, (c) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive officer is required to report, (d) a material diminution in the budget over which the executive officer retains authority, (e) a material change in the geographic location at which the executive officer must perform services under the Employment Agreement, or (f) any other action or inaction that constitutes a material breach by the employer of the Employment Agreement.
An executive officer’s resignation, however, shall only constitute resignation for good reason if (1) the executive officer provides the Employer with written notice setting forth the specific facts or circumstances constituting good reason within thirty days after the initial existence of such facts or circumstances, (2) the Employer fails to cure such facts or circumstances within thirty days after receipt of such written notice, and (3) the date of the executive officer’s “separation from service” (as defined in the respective Employment Agreement) occurs no later than seventy-five days after the later of (i) the initial occurrence of the event constituting “good reason” or (ii) the date the executive officer learns or reasonably should have learned of such event.
If the Employer terminates an executive officer without cause (other than in the case of the executive officer’s death or disability), or the executive officer terminates his employment for good reason, in either case in a manner that constitutes a “separation from service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), then the executive officer will be entitled to:

●
a lump-sum payment equal to the sum of the executive officer’s accrued but unpaid base salary, vacation pay and unreimbursed business expenses and other accrued but unpaid benefits (referred to as the “accrued obligations”); and

●	provided that the executive officer executes, delivers and does not revoke a general release and waiver of claims within 45 days of his termination:
(a)
provided that the executive officer’s termination occurs prior to the date on which he reaches age 70, a payment equal to 1.5 times (or, in the case of Mr. Washburn only, a payment equal to 2.0 times) the sum of his base salary, plus his “target bonus” (as defined in the respective Employment Agreement) as in effect immediately prior to the date of determination,

(b)
up to an eighteen month (or, in the case of Mr. Washburn only, up to a twenty-four month) continuation of certain medical, prescription and dental benefits for the executive and his eligible dependents (until he becomes eligible to receive benefits under another employer-provided group health plan),

	(c)	any unpaid annual bonus in respect of any calendar year that ends on or before the date of termination,
(d)
to the extent not previously vested and converted into common units or forfeited, certain equity-based awards, including RPUs, held by the executive officer will vest and convert into common units as described under “-Long-Term Incentive Plan,” and

(e)
a pro-rated bonus equal to the product of (i) his “target bonus” and (ii) a fraction, the numerator of which is the number of days in the applicable year through the date of termination and the denominator of which is 365 (the “pro-rata bonus”).

In addition, if, during the period beginning 60 days prior to and ending two years immediately following a “change in control” (as defined in the Employment Agreements), either the Employer terminates the executive officer’s employment without cause, or the executive officer terminates his employment for good reason, in either case in a manner that constitutes a separation from service, then the executive officer will be entitled to the severance payments and benefits described above, except that the severance multiple described in clause (a) will be equal to 2.5 (instead of 1.5) (or, in the case of Mr. Washburn only, equal to 3.0 (instead of 2.0)). If a change in control occurs during the term of the Employment Agreement, certain equity-based awards, including RPUs, held by the executive officer, to the extent not previously vested and converted into common units, will vest in full upon such change in control and be converted into common units as described under “-Long-Term Incentive Plan.”

If an executive officer incurs a separation from service because the Employer terminates him for cause, or an executive officer terminates his employment for other than good reason, the Employer will pay him his accrued obligations, and any outstanding equity awards (including RPUs and CPUs held by the executive officer) will be treated in accordance with the terms of the governing plan and award agreement.
If the executive officer incurs a separation from service by reason of his death or disability, then he will be entitled to:

●	the accrued obligations; and
●	subject to the executive officer’s (or his estate’s) execution, delivery and non-revocation of a general release and waiver of claims within forty-five days of his separation from service:
(a)
up to an eighteen month (or, in the case of Mr. Washburn only, up to a twenty-four month) continuation of certain medical, prescription and dental benefits for the executive and his eligible dependents,

	(b)	any unpaid annual bonus in respect of any calendar year that ends on or before the date of termination,
(c)
to the extent not previously vested and converted into common units or forfeited, certain equity-based awards, including RPUs, held by the executive officer will vest and convert into common units as described under “-Long-Term Incentive Plan,” and

	(d)	his pro-rata bonus.
If the Employer does not renew the Employment Agreement of an executive officer, such non-renewal will be treated as a termination of the executive officer’s employment by the Employer without cause. In the event that an executive officer elects not to renew his Employment Agreement and incurs a separation from service as a result, he will be entitled to his accrued obligations and his outstanding equity awards shall be treated in accordance with the terms of the governing plan and award agreement. The executive officer’s election not to renew his Employment Agreement shall be deemed to constitute a termination by the executive officer without good reason.
The Employment Agreements also provide that to the extent that the board of directors of the Employer determines that any compensation or benefits payable under the agreements may not be compliant with or exempt from Section 409A of the Code, the board and the executive officer will cooperate and work together in good faith to timely amend the agreements to comply with such section or an exemption therefrom. Specifically as to Mr. Washburn, if the executive nonetheless becomes subject to the additional tax under Section 409A of the Code with respect to any payment under his Employment Agreement, the Employer will pay the executive officer an additional lump sum cash amount to put him in the same net after-tax position he would have been in had no such tax been paid.
Each Employment Agreement provides that, for two years after termination, each executive officer must comply with certain non-solicitation provisions.
Each Employment Agreement also provides that the Employer will indemnify the executive officers to the fullest extent permitted under law for certain claims made against them while in office and for at least six years after the date of termination and, in all events, until the expiration of the applicable statute of limitations with respect to acts or omissions which occurred prior to the executive officer’s cessation of employment with the Employer. Mr. Brown’s Employment Agreement, in addition to the foregoing, provides for the maintenance by the Employer of liability insurance coverage for attorneys’ errors and omissions on Mr. Brown’s behalf, with Mr. Brown as the named insured.
As a consequence of the commencement of the Chapter 11 Cases, the Employment Agreements are “executory contracts” subject to the provisions of section 365 of the Bankruptcy Code. Under section 365, Breitburn Management has the right, subject to the approval of the Bankruptcy Court, to “assume” or “reject” each Employment Agreement. If an Employment Agreement is assumed under section 365 of the Bankruptcy Code, the obligations thereunder will constitute costs and expenses of administration of the Chapter 11 Cases, and the Employment Agreement and all of its terms will become obligations of the reorganized Breitburn Management upon its emergence from Chapter 11. If an Employment Agreement is rejected under section 365 of the Bankruptcy Code, it will be deemed a breach thereof as of the time immediately prior to the commencement of the Chapter 11 Cases, with any damage claim arising from such breach (subject to the limitations on the amount of any such claim under the Bankruptcy Code) constituting a pre-petition, general unsecured claim. No determination has yet been made as to whether to assume or reject any Employment Agreement, with the deadline to do so being confirmation of a plan of reorganization in the Chapter 11 Cases. It also is possible that, in connection with confirmation and consummation of a plan of reorganization in the Chapter 11 Cases, new employment agreements may be entered into with one or more of our named executive officers.
401(k) Plan
The Breitburn Management Company 401(k) Plan is a defined contribution plan that also qualifies as a 401(k) plan under the Code. The contributions to the plan are made by us for each of the named executive officers on the same terms as applicable to all other employees. Under the 401(k) Plan, we make a matching contribution to the plan equal to 50% of eligible participants’, including the named executive officers’, before-tax contributions and after-tax contributions-up to a maximum of 6% of the participant’s gross compensation, subject to Code limits on the maximum amount of pay that may be recognized. A participant annually vests in 20% of the employer match portion of his or her contribution to the 401(k) Plan after the participant completes each of his or her first five years of service or, if earlier, the participant reaches age 65, becomes permanently and totally disabled or dies. If a participant’s service terminates before he or she is vested, the participant will forfeit the employer match and any earnings thereon.
Perquisites and Other Elements of Compensation
In 2016, we provided limited perquisites to the named executive officers consisting of (i) a car allowance or use of a company car, (ii) a city, athletic or dining club membership, (iii) paid parking fees and (iv) company-paid premiums for health insurance coverage. We provide a car allowance or use of a company car in recognition of the named executive officers’ need to fulfill their job responsibilities. We believe that providing this benefit, as well as the other benefits, enhances the competitiveness of the named executive officers’ compensation packages at a limited marginal cost to us.
Equity Ownership Guidelines
Prior to the commencement of the Chapter 11 Cases, the Board had established stock ownership guidelines for the General Partner’s non-employee directors and executive officers. Effective as of December 31, 2016, the Board suspended the equity ownership guidelines for the General Partner’s non-employee directors and executive officers in light of continued low commodity prices, the resulting low prices of the Partnership’s common units, and the pendency of the Chapter 11 Cases.
Tax and Accounting Considerations
As a general matter, the Compensation and Governance Committee takes into account the various tax and accounting implications of the compensation vehicles employed by our General Partner.
Section 409A
Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, we endeavor to design and administer our compensation and benefits plans and programs for all of our employees and other service providers, including the named executive officers, either without any deferred compensation component, so that they are either exempt from Section 409A, or in a manner that satisfies the requirements of Section 409A.

ASC Topic 718
Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of unit-based compensation either settled in common units or cash are accounted for under ASC 718. The Compensation and Governance Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align the cost of our unit-based awards with our overall executive compensation philosophy and objectives.
Section 162(m)
We and our General Partner are, respectively, public and private limited partnerships, and are subject to taxes other than federal and state corporate income tax.  Accordingly, we have determined that Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either us or our General Partner.  If it is later determined that compensation paid by us or our General Partner to our named executive officers is subject to Section 162(m) of the Code, then this could result in an increase to our income subject to federal income tax.
Compensation Committee Report
The Compensation and Governance Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be incorporated by reference into the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Compensation and Governance Committee:
David B. Kilpatrick, Chairman
John R. Butler, Jr.
Gregory J. Moroney
Charles S. Weiss
The foregoing Compensation Committee Report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other filing by the Partnership with the SEC, except to the extent specifically incorporated by reference.
Compensation of Directors and Executive Officers
Executive Compensation Tables
The following tables and related discussion describes compensation information for each of our named executive officers for services performed for us and our subsidiaries in all capacities for the years ended December 31, 2014, 2015 and 2016.
All of our employees, including our General Partner’s executive officers, are employees of Breitburn Management. We are responsible for all of the compensation paid by Breitburn Management to the named executive officers, subject to PCEC’s payment obligations to Breitburn Management under the ASA between the parties. For a further discussion regarding this allocation methodology, see “Item 13. Certain Relationships and Related Transactions, and Director Independence-Administrative Services Agreement.”

Summary Compensation Table
The following table shows the compensation information, presented in accordance with the SEC’s disclosure rules, for each of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2014, 2015 and 2016.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)

Halbert S. Washburn	2016	676,000	739,127	2,100,073	3,370,855	54,085	(5)	6,940,140	(6)
Chief Executive Officer	2015	676,000	399,263	4,056,002	0	615,543		5,746,808
	2014	667,000	329,550	4,877,391	0	528,658		6,402,599

Mark L. Pease	2016	494,000	360,888	1,023,112	1,745,951	65,418	(5)	3,689,369	(6)
President and	2015	494,000	280,098	1,976,003	0	317,929		3,068,029
Chief Operating Officer	2014	487,423	231,192	2,376,162	0	272,897		3,367,674

James G. Jackson	2016	416,000	265,327	753,873	1,291,170	57,685	(5)	2,784,055	(6)
Executive Vice President and	2015	416,000	191,318	1,455,999	0	242,854		2,306,171
Chief Financial Officer	2014	410,462	162,240	1,750,865	0	224,420		2,547,987

Gregory C. Brown	2016	416,000	265,327	753,873	1,291,170	50,516	(5)	2,776,886	(6)
Executive Vice President, General	2015	416,000	196,560	1,455,999	0	243,310		2,311,869
Counsel and Chief Administrative Officer	2014	410,462	157,914	1,750,865	0	220,603		2,539,844

Thomas E. Thurmond (7)	2016	330,000	109,342	310,674	729,664	46,418	(5)	1,526,098	(6)
Senior Vice President
__________

(1)
The dollar values shown represent the base salaries paid to each named executive officer in the applicable year. We are responsible for all of the named executive officers’ salaries, subject to PCEC’s payment obligations to Breitburn Management under the ASA between the parties.

(2)
The dollar values shown for 2016 represent the grants of one-time incentive cash bonus awards, which were awarded to our named executive officers and subsequently forfeited by them as a condition of receiving their KEIP or KEP awards, as applicable, as approved by the Bankruptcy Court. As of December 31, 2016, no named executive officer had any rights with respect to these awards and no amounts were paid thereunder. These cash bonus awards, which were granted outside of the STIP, were awarded to our named executive officers in January 2016. For a further description of the one-time incentive cash bonus awards, see “-Compensation Discussion and Analysis-Components of Compensation-Pre-Petition Incentive Compensation-One-Time Incentive Cash Bonus Awards.”

The dollar values shown for 2014 and 2015 represent the discretionary annual cash bonuses paid for services rendered under the STIP. With respect to 2014 and 2015, each of PCEC and the Partnership separately paid the named executive officers bonuses for services rendered in the applicable year (i.e., no allocation was required). No cash bonuses were awarded or paid under the STIP for 2016. For a further description of the STIP see “-Compensation Discussion and Analysis-Components of Compensation-Pre-Petition Incentive Compensation-Short-Term Incentive Plan.”

(3)
Effective as of November 21, 2016, the Compensation and Governance Committee cancelled all outstanding awards issued under the Long-Term Incentive Plan, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016, including all outstanding awards reflected in the “Stock Awards” column. In accordance with ASC 718, the dollar values shown represent the grant date fair value of awards granted under the Long-Term Incentive Plan during the respective year for each of our named executive officers. The grant date fair value of each award is based on the closing price of our common units on the date of the grant, which was $20.29 on January 29, 2014, $6.56 on January 26, 2015 and $0.68 on January 28, 2016. For a further discussion of the Long-Term Incentive Plan and the awards granted thereunder, see “-Compensation Discussion and Analysis -Components of Compensation-Pre-Petition Incentive Plans-Long-Term Incentive Plan.” For additional information on the valuation assumptions and methodology used to determine the amounts set forth above for 2016, refer to Note 16 to the Partnership’s consolidated financial statements for the year ended December 31, 2016, included in the Original 10-K.

(4)
The dollar values shown represent the cash payments made under the KEIP or KEP, as applicable, for services rendered in 2016. For a further description of the KEIP and KEP, see “-Compensation Discussion and Analysis -Components of Compensation-Short-Term Incentive Compensation.”

(5)
For 2016, the dollar values shown represent (a) employer matching contributions to our 401(k) Plan made by us of $15,900 for each of Messrs. Washburn, Pease, Jackson and Brown and $13,685 for Mr. Thurmond and (b) company-paid premiums for health insurance of $18,205 for each of Messrs. Washburn, Pease, Jackson and Thurmond and $12,642 for Mr. Brown. The other perquisites and personal benefits for the named executive officers in respect of fiscal year 2016 are:

Name	Car Allowance or Company Car	Club Membership Dues	Paid Parking Fees
Halbert S. Washburn	$12,000	$6,600	$1,380
Mark L. Pease	11,039	14,874	5,400
James G. Jackson	12,000	10,200	1,380
Gregory C. Brown	11,975	8,619	1,380
Thomas E. Thurmond	10,028	0	4,500

(6)	Includes amounts from the “Bonus” and “Stock Awards” columns, which were, respectively, forfeited and cancelled.

(7)	Mr. Thurmond was not a named executive officer in 2014 and 2015, and therefore, his compensation for those years is not shown in this table.

Grants of Plan-Based Awards in 2016
The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers by us in 2016:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)

Halbert S. Washburn
Chief Executive Officer	1/28/2016	—	—	—		1,086,953	(1)	739,128
	1/28/2016	—	—	—		2,001,389	(2)	1,360,945
	9/16/2016	1,898,208	3,163,680	4,258,800	(3)	—		—

Mark L. Pease
President and	1/28/2016	—	—	—		529,541	(1)	360,088
Chief Operating Officer	1/28/2016	—	—	—		975,036	(2)	663,024
	9/16/2016	987,012	1,645,020	2,178,540	(3)	—		—

James G. Jackson
Executive Vice President	1/28/2016	—	—	—		390,188	(1)	265,328
and Chief Financial Officer	1/28/2016	—	—	—		718,448	(2)	488,545
	9/16/2016	730,080	1,216,800	1,609,920	(3)	—		—

Gregory C. Brown
Executive Vice President,	1/28/2016	—	—	—		390,188	(1)	265,328
General Counsel and	1/28/2016	—	—	—		718,448	(2)	488,545
Chief Administrative Officer	9/16/2016	730,080	1,216,800	1,609,920	(3)	—		—

Thomas E. Thurmond
Senior Vice President	1/28/2016	—	—	—		160,799	(1)	109,343
	1/28/2016	—	—	—		296,075	(2)	201,331
	9/16/2016	581,141	705,671	830,201	(4)	—		—
__________

(1)
Represents RPUs granted pursuant to the Long-Term Incentive Plan that are generally settled in cash. These RPUs were cancelled by the Partnership for no consideration on November 21, 2016, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016. Such RPUs would have vested in two equal installments on June 28, 2017 and December 28, 2017, generally subject to the named executive officer’s continued service through each such date. Vested cash-settled RPUs would have been settled in cash in an amount equal to the fair market value of such RPUs on the applicable vesting date (but in no event settled for less than $0.50 per RPU) or, at the election of our General Partner, in a number of common units equal to the number of vested RPUs.

(2)
Represents RPUs granted pursuant to the Long-Term Incentive Plan that are generally settled in common units. These RPUs were cancelled by the Partnership for no consideration on November 21, 2016, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016. Such RPUs would have vested in two equal installments on June 28, 2018 and December 28, 2018, generally subject to the named executive officer’s continued service through each such date.

(3)
Represents an award under the KEIP, as approved by the Bankruptcy Court. Pursuant to the KEIP, the named executive officer was eligible to receive two cash payments made at the conclusion of the fiscal quarters ending September 30, 2016 (for performance covering the second and third quarters of 2016) and December 31, 2016 (for performance covering the fourth quarter of 2016), with a further true-up payment made within 60 days following December 31, 2016 to reflect cumulative performance through the end of the fiscal year. Payments were contingent on the Partnership meeting certain performance metrics tied to production and lease operating expense and on continued employment through the applicable payment date.

(4)
Represents an award under the KEP as approved by the Board on April 13, 2016, and as amended and restated on September 16, 2016, as authorized by an order of the Bankruptcy Court. Pursuant to this program, Mr. Thurmond was eligible to receive a quarterly cash bonus, determined based on achievement of performance thresholds tied to production and lease operating expense and satisfactory individual performance, as well as continued service through the payment date. Prior to the amendment and restatement of the KEP on September 16, 2016, the minimum, target and maximum KEP awards for which Mr. Thurmond was eligible were $351,010, $585,016 and $765,000, respectively.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
A discussion of 2016 compensation, including salaries, bonuses and equity-linked awards is included in “-Compensation Discussion and Analysis.”
Outstanding Equity Awards at 2016 Fiscal Year End
Effective as of November 31, 2016, all outstanding equity awards were cancelled by the Partnership for no consideration, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016. Accordingly, no outstanding equity or equity-linked awards were held by any of our named executive officers as of December 31, 2016 and, in accordance with applicable SEC guidance, this table has been omitted.
Option Exercises and Stock Vested in 2016
Effective as of November 21, 2016, all outstanding equity awards were cancelled by the Partnership for no consideration, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016. No equity or equity-linked awards vested in 2016 prior to the cancellation. Accordingly, in accordance with applicable SEC guidance, this table has been omitted.
Nonqualified Deferred Compensation in 2016
In 2014, our named executive officers were offered the opportunity to defer a portion of their 2014 RPU grants. Mr. Washburn elected to defer 25% of his 2014 RPU grant. The terms of the award agreement for the deferred portion of his 2014 RPU grant provided for the same vesting as the non-deferred RPUs, but payment in common units was deferred until the earliest to occur of the following dates: December 28, 2025; the participant’s death and the participant’s Separation from Service (as defined in the Long-Term Incentive Plan). In addition, each RPU was granted in tandem with a distribution equivalent right that would remain outstanding from the grant of the RPU until the earlier to occur of its forfeiture or the payment of the underlying unit, and which entitled the grantee to receive additional RPUs equal to distributions paid to each holder of a common unit during such period. Effective as of November 21, 2016, the Compensation and Governance Committee cancelled all outstanding awards issued under the Long-Term Incentive Plan, including Mr. Washburn’s deferred RPUs. As a result, Mr. Washburn’s account had a zero total balance as of December 31, 2016.
Potential Payments upon Termination or Change in Control
The following tables present our reasonable estimate of the benefits payable to the named executive officers by us in the event of certain qualifying terminations of employment or upon a change in control or similar transaction, assuming that such termination or change in control or other transaction occurred on December 31, 2016. As discussed above, effective as of November 21, 2016, all outstanding equity awards were cancelled by the Partnership for no consideration, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016. Accordingly, no outstanding equity or equity-linked awards were held by any of our named executive officers as of December 31, 2016 and no value of equity- or equity-linked award acceleration is shown in the following tables.

While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a termination, change in control or other transaction, the named executive officers would receive the amounts reflected below.
Termination without Cause or for Good Reason
The following table presents our reasonable estimate of the benefits payable to our named executive officers in the event of a termination without cause or for good reason.

Name	Salary and Bonus		Employee Benefits		Total Value
Halbert S. Washburn	$3,380,000	(1)	$36,411	(2)	$3,416,411
Mark L. Pease	1,852,500	(3)	27,308	(4)	1,879,808
James G. Jackson	1,456,000	(3)	27,308	(4)	1,483,308
Gregory C. Brown	1,456,000	(3)	18,962	(4)	1,474,962
Thomas E. Thurmond	—		—		—
__________

(1)
Represents the aggregate estimated cash amount of severance to be paid under the Employment Agreement for Mr.  Washburn in the event of a Qualifying Termination, equal to two times the sum of his base salary plus his “target bonus” (as defined in the respective Employment Agreement) as in effect immediately prior to the date of determination, and his pro-rata bonus (which, for purposes of the amount shown in the “Salary and Bonus” column, would equal the full amount of his “target bonus” for 2016). For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

(2)
Represents the aggregate estimated cash amount to be paid under Mr. Washburn’s Employment Agreement in the event of a Qualifying Termination for continued medical, prescription and dental benefits for the executive officer and his eligible dependents for a period of twenty-four months after termination of employment. For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

(3)
Represents the aggregate estimated cash amount of severance to be paid under each of Messrs. Pease, Jackson and Brown’s Employment Agreements in the event of a Qualifying Termination, equal to the sum of one and one-half times the sum of his annual base salary, plus his “target bonus” (as defined in the respective Employment Agreement) as in effect immediately prior to the date of determination, and his pro-rata bonus (which, for purposes of the amount shown in the “Salary and Bonus” column, would equal the full amount of his “target bonus” for 2016). For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

(4)
Represents the aggregate estimated cash amount to be paid under each of Messrs. Pease, Jackson and Brown’s Employment Agreements in the event of a Qualifying Termination for continued medical, prescription and dental benefits for the named executive officer and his eligible dependents for a period of eighteen months after termination of employment. For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

Termination Due to Death or Disability
The following table presents our reasonable estimate of the benefits payable to our named executive officers (or their estates) in the event of a termination due to death or disability.

Name	Salary and Bonus		Employee Benefits		Total Value
Halbert S. Washburn	$676,000	(1)	$36,411	(2)	$712,411
Mark L. Pease	444,600	(1)	27,308	(2)	471,908
James G. Jackson	332,800	(1)	27,308	(2)	360,108
Gregory C. Brown	332,800	(1)	18,962	(2)	351,762
Thomas E. Thurmond	—		—		—
__________

(1)
Represents the aggregate estimated amount to be paid to the named executive officer under his Employment Agreement in connection with a termination due to death or disability, equal to the amount of the pro-rata bonus (which, for purposes of the amount shown in the “Salary and Bonus” column, would equal the full amount of his “target bonus” for 2016). For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis - Components of Compensation - Employment Agreements.”

(2)
Represents the aggregate estimated cash amount to be paid to the executive officer under his Employment Agreement in connection with a termination due to death or disability for continued medical, prescription and dental benefits for the executive officer and his eligible dependents for a period of twenty-four months after termination of employment for Mr. Washburn and a period of eighteen months for Messrs. Pease, Jackson and Brown. For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis - Components of Compensation - Employment Agreements.”

Change in Control
The following table presents our reasonable estimate of the amounts payable to our named executive officers in the event of a change in control and/or a qualifying termination of employment in connection with a change in control, as applicable.

Name	Salary and Bonus		Employee Benefits		Total Value
Halbert S. Washburn	$4,732,000	(1)	$36,411	(2)	$4,768,411
Mark L. Pease	2,791,100	(3)	27,308	(4)	2,818,408
James G. Jackson	2,204,800	(3)	27,308	(4)	2,232,108
Gregory C. Brown	2,204,800	(3)	18,962	(4)	2,223,762
Thomas E. Thurmond	—		—		—
__________

(1)
Represents the aggregate estimated cash amount of severance to be paid under the Employment Agreements for Mr. Washburn in the event of a Qualifying Termination during the period beginning 60 days prior to and ending two years immediately following a “change in control” (as defined in the Employment Agreements), equal to three times the sum of his base salary plus his “target bonus” as in effect immediately prior to the date of determination, and his pro-rata bonus (which, for purposes of the amount shown in the “Salary and Bonus” column, would equal the full amount of his “target bonus” for 2016). For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

(2)
Represents the aggregate estimated cash amount to be paid under Mr. Washburn’s Employment Agreement in the event of a Qualifying Termination in connection with a “change in control” for continued medical, prescription and dental benefits for the executive officer and his eligible dependents for a period of twenty-four months after termination of employment. For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

(3)
Represents the aggregate estimated cash amount of severance to be paid under each of Messrs. Pease, Jackson and Brown’s Employment Agreements in the event of a Qualifying Termination during the period beginning 60 days prior to and ending two years immediately following a “change in control” (as defined in the Employment Agreements), equal to the sum of two and one-half times the sum of his annual base salary, plus his “target bonus” as in effect immediately prior to the date of determination, and his pro-rata bonus (which, for purposes of the amount shown in the “Salary and Bonus” column, would equal the full amount of his “target bonus” for 2016). For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

(4)
Represents the aggregate estimated cash amount to be paid under each of Messrs. Pease, Jackson and Brown’s Employment Agreements in the event of a Qualifying Termination in connection with a “change in control” for continued medical, prescription and dental benefits for the named executive officer and his eligible dependents for a period of eighteen months after termination of employment. For a further description of the Employment Agreements, see “-Compensation Discussion and Analysis-Components of Compensation-Employment Agreements.”

Director Compensation
Officers of our General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as a director of our General Partner. For 2016, each director who is not an officer of our General Partner or its affiliates received:

●	a $160,000 annual retainer in cash, except for the independent Chairman of the Board who received an additional $50,000 in cash as an annual retainer;

●	for members of the Compensation and Governance Committee, $10,000 in cash annually, except for the Committee Chair who received $15,000 in cash annually; and

●	for members of the Audit Committee, $10,000 in cash annually, except for the Committee Chair who received $20,000 in cash annually.
In addition, each director who is not an officer is reimbursed for his out-of-pocket expenses in connection with attending meetings of the Board or committees. We indemnify each director for actions associated with being a director to the fullest extent permitted under Delaware law.
Prior to the filing of the Chapter 11 Cases, on January 28, 2016, based on guidance from Meridian, the Compensation and Governance Committee approved grants to our directors of unit-settled RPUs, vesting in two equal installments on July 1, 2018 and January 1, 2019, and cash-settled RPUs, the terms of which are substantially similar to the 2016 grants of cash-settled RPUs made to our named executive officers; grants to our directors, however, did not include the $0.50 floor on the settlement price for the cash-settled RPUs and were scheduled to vest in two equal installments on July 1, 2017 and January 1, 2018. See “-Compensation Discussion and Analysis-Components of Compensation-Pre-Petition Incentive Compensation-Long-Term Incentive Plan.” Effective as of November 21, 2016, the Compensation and Governance Committee cancelled all outstanding awards issued under the Long-Term Incentive Plan, including the awards granted to our directors in January 2016.
On November 30, 2012, Breitburn Management, our General Partner and we entered into a retirement agreement with Mr. Breitenbach, which terminated and superseded his pre-existing employment agreement described above. Pursuant to the retirement agreement, Mr. Breitenbach retired as President of our General Partner, effective December 31, 2012, but continued to be employed by Breitburn Management relating to his PCEH service until June 30, 2016. Mr. Breitenbach was appointed Vice Chairman of the Board of our General Partner effective

December 31, 2012. Subject to his execution and non-revocation of a general release of claims, Mr. Breitenbach has received or is entitled to receive the following retirement benefits: (i) a lump sum cash retirement payment of $1,450,000, which was paid on December 31, 2012, (ii) an equity-based award with a value equal to $2.55 million granted on January 28, 2013, consisting of 69,558 RPUs and 69,558 CPUs, (iii) an office and secretarial support at our sole expense as long as he continues to serve as a member of the Board, and (iv) as long as he continues to serve as a member of the Board and for a period of 18 months following the date on which he ceases to be a director, continued medical, prescription and dental benefits on the same basis and at the same cost as if he had continued to be an officer of the Partnership.
The following table shows the compensation information for each of the directors, who is not an officer, of our General Partner for 2016.

	2016 Director Compensation
Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	All Other Compensation(3)	Total
John R. Butler, Jr.	$220,000	$180,148	$4,108	$404,256
Randall H. Breitenbach(3)	160,000	180,148	56,773	396,921
David B, Kilpatrick	195,000	180,148	0	375,148
Gregory J. Moroney	180,000	180,148	1,403	361,551
Kurt A. Talbot(4)	40,000	180,148	0	220,148
Charles S. Weiss	200,000	180,148	557	380,705
Donald D. Wolf	170,000	180,148	0	350,148
__________

(1)
Mr. Washburn is not included in this table, because he is an officer and receives no compensation in his capacity as a director. The compensation received by Mr. Washburn as the Chief Executive Officer is shown in the Summary Compensation Table above.

(2)
In accordance with ASC 718, represents the grant date fair value of RPU awards granted to each director in 2016. Effective as of November 21, 2016, the Compensation and Governance Committee cancelled all outstanding awards issued under the Long-Term Incentive Plan, including the awards granted to our directors on January 28, 2016. As such, the directors did not hold any outstanding awards at December 31, 2016.

(3)
With respect to Messrs. Butler, Moroney and Weiss, these amounts represent reimbursements for out-of-pocket expenses incurred in connection with attending meetings of the Board or committees. With respect to Mr. Breitenbach, All Other Compensation includes $9,103 in company-paid premiums for continued health insurance coverage during the first six months of 2016, $1,380 for parking for 2016 and $46,290 for office services provided during 2016, pursuant to the terms of his retirement agreement with Breitburn Management.

(4)	Mr. Talbot resigned from the Board effective as of March 23, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about the common units of the Partnership that may be issued upon the exercise of options, warrants and rights under all of the Partnership’s existing compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0		0		0
Equity compensation plans not approved by security holders
Long-Term Incentive Plan	0	(1)	N/A	(2)	18,071,510	(3)
Total	0		N/A		18,071,510
__________

(1)
Represents the number of common units to be issued under the Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was adopted for the Partnership, security holder approval was not then required for the plan under the rules of the NASDAQ.

Effective as of November 21, 2016, all outstanding equity awards were cancelled by the Partnership for no consideration, consistent with the directive of the order of the Bankruptcy Court dated May 15, 2016. Accordingly, no outstanding awards in respect of common units under the Long-Term Incentive Plan were outstanding as of December 31, 2016.

(2)	Awards under the Long-Term Incentive Plan vest without payment by recipients.

(3)	The Long-Term Incentive Plan provides that the Board or a committee of the Board may award restricted units, performance units or other unit-based awards and unit awards.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common units and Series B units as of April 26, 2017, held by (1) beneficial owners of 5% or more of our outstanding common units or Series B units; (2) directors of our General Partner; (3) each named executive officer of our General Partner; and (4) all current directors and executive officers of our General Partner as a group. As of April 26, 2017, we had 213,789,296 common units outstanding and 49,649,691 Series B units outstanding.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 26, 2017. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of the table below, the principal business address for each such person is c/o Breitburn Energy Partners LP, 707 Wilshire Boulevard, Suite 4600, Los Angeles, CA 90017.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Halbert S. Washburn	—	—
Mark L. Pease	—	—
James G. Jackson	—	—
Gregory C. Brown	—	—
Thomas E. Thurmond	30,791	(1)
Randall H. Breitenbach	—	—
John R. Butler, Jr.	—	—
David B. Kilpatrick	—	—
Gregory J. Moroney	—	—
Charles S. Weiss	277	(1)
Donald D. Wolf	—	—
All directors and executive officers as a group (14 persons)	31,068	(1)
__________

(1)	Less than 1%.

Name and Address of Beneficial Owner	Series B Units Beneficially Owned	Percentage of Series B Units Beneficially Owned
EIG Redwood Equity Aggregator, LP c/o EIG Management Company, LLC 1700 Pennsylvania Avenue NW, Suite 800 Washington, DC 20006	37,711,878	76.0%
All directors and executive officers as a group (14 persons)	0	—
Item 13. Certain Relationships and Related Transactions, and Director Independence.
General
As of April 26, 2017, affiliates of our General Partner, including directors and executive officers of our General Partner, owned 31,068 common units, collectively representing a less than 1% limited partner interest in us.
Mr. W. Jackson Washburn, who is the brother of Mr. Halbert S. Washburn, is an employee of Breitburn Management and serves as an officer of our General Partner. For the year ended December 31, 2016, Mr. W. Jackson Washburn received a base salary of $327,600 and an incentive cash bonus award under the KEP of $704,836. In January 2016, Mr. W. Jackson Washburn was granted a one-time incentive cash bonus award in the amount of $104,472, which he forfeited as a condition of receiving his KEP award. In January 2016, Mr. W. Jackson Washburn was also granted 282,889 unit-settled RPUs and 153,657 cash-settled RPUs. As discussed above, all of the RPUs issued under the Long-Term Incentive Plan, including the unit-settled RPUs and cash-settled RPUs awarded to Mr. W. Jackson Washburn, were cancelled effective as of November 21, 2016.
During the first six months of 2016, the monthly charges to PCEC for indirect expenses were $700,000 and charges for direct expenses including direct payroll and other direct costs totaled $4.9 million. On February 5, 2016, PCEC provided written notice to Breitburn Management of its intent to terminate the ASA, which became effective on June 30, 2016. See “Administrative Services Agreement” below.

Distributions and Payments to Affiliates of Our General Partner
Historically, we have generally distributed all our available cash to all unitholders, including affiliates of our General Partner. Upon our liquidation, our limited partners, including affiliates of our General Partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
We believe it is highly likely that our equity securities will be cancelled in the Chapter 11 Cases and that the holders thereof will not receive any distributions on account of their holdings. In addition, if we are unable to reorganize under chapter 11 and the Chapter 11 Cases are converted to cases under chapter 7 of the Bankruptcy Code, we also believe it is highly likely that the holders of our equity securities will not receive any distributions on account of their holdings.
Administrative Services Agreement
Breitburn Management entered into an administrative services agreement (as amended, the “ASA”) with PCEC, effective as of April 1, 2012, pursuant to which Breitburn Management managed the operations of PCEC and provided administrative services such as accounting, corporate development, finance, land, legal and engineering to PCEC in exchange for a monthly fixed fee for indirect costs, including general and administrative costs. The monthly fee was fixed at $700,000 for fiscal year 2016. On February 5, 2016, PCEC provided written notice to Breitburn Management of its intention to terminate the ASA as permitted therein, effective as of June 30, 2016. The ASA terminated on that date.
Omnibus Agreement
On August 26, 2008, the Partnership entered into an Omnibus Agreement with PCEC, PCEC’s general partner, PCEH, our General Partner and Breitburn Management, which set forth certain agreements with respect to conflicts of interest.
PCEC has agreed that the Partnership has a preferential right with respect to any business opportunity with respect to either (1) any third party upstream oil and gas properties and any related midstream assets, if the fair market value of the estimated proved developed reserves related to such properties constitutes 70% or more of the fair market value of such properties and related midstream assets (as determined in good faith by the Board), or (2) any third party oil and gas properties and any related midstream assets located within one mile of any oil and gas properties and any related midstream assets that are owned by the Partnership, our General Partner or any of their subsidiaries, and in which no interest is owned by PCEH, PCEC’s general partner, PCEC or any of their subsidiaries.
The Partnership has agreed that PCEC has a preferential right with respect to any business opportunity with respect to either (1) any third party upstream oil and gas properties and any related midstream assets, if the fair market value of the estimated proved developed reserves related to such properties constitutes less than 70% of the fair market value of such properties and related midstream assets (as determined in good faith by the board of directors of PCEH), or (2) any oil and gas properties and any related midstream assets located within one mile of any oil and gas properties and any related midstream assets that are owned by PCEH, PCEC’s general partner, PCEC or any of their subsidiaries, and in which no interest is owned by the Partnership, our General Partner or any of their subsidiaries.
If the Partnership or PCEC is presented with a business opportunity with respect to any oil and gas properties and any related midstream assets located within one mile of any oil and gas properties that are jointly owned by the Partnership and PCEC, the Partnership or PCEC, as applicable, must give prompt written notice to the other party of such business opportunity. The Partnership and PCEC have agreed to discuss the pursuit of a joint bid for such business opportunity on the basis of their existing ownership interests, including their respective operating control, in the jointly owned properties. If the parties cannot agree on the terms upon which to proceed with a joint bid within 15 business days, then each of the Partnership and PCEC will be free to pursue an independent bid for such business opportunity. As of August 26, 2008, the properties jointly owned by the Partnership and PCEC were properties in the East Coyote and Sawtelle fields in the Los Angeles Basin in California.

The Omnibus Agreement may be terminated (1) by PCEH upon notice to the other parties upon a change of control of PCEC, (2) by our General Partner upon notice to the other parties upon a change of control of the Partnership, and (3) by either PCEH or our General Partner at such time as the Partnership and PCEC cease to be under common management or upon the termination of the ASA; provided, however, that if the ASA is terminated under certain circumstances, the Omnibus Agreement may not be terminated by PCEH until 180 days after termination of the ASA.
Transactions with EIG
Purchase of Series B Preferred Units
On April 8, 2015 (the “Closing Date”), in connection with the Partnership’s private placement of $350 million of its Series B units, EIG Redwood Equity Aggregator, LP (“EIG Equity”) purchased 35 million Series B units from the Partnership at an issue price of $7.50 per share (an aggregate price of $262.5 million) pursuant to an amended and restated Series B unit purchase agreement with EIG Equity and the other purchasers party thereto (together with EIG Equity, the “Preferred Unit Purchasers”).  On that date, the Partnership executed the Third Amended and Restated Agreement of Limited Partnership of the Partnership to establish the powers, preferences and special rights of the Series B units.
Purchase of Senior Secured Notes
On the Closing Date, in connection with the Partnership’s private placement of $650 million of 9.25% Senior Secured Second Lien Notes due 2020 (the “Notes”), EIG Redwood Debt Aggregator, LP (“EIG Debt”) purchased $487.5 million in principal amount of the Notes from the Partnership at a purchase price of 97% of the principal amount pursuant to an amended and restated note purchase agreement with EIG Debt and the other purchasers party thereto.
Board Representation and Standstill Agreement
On the Closing Date, the Partnership and the General Partner entered into a board representation and standstill agreement with EIG Equity (the “Board Representation and Standstill Agreement”). Pursuant to the Board Representation and Standstill Agreement, the Partnership and the General Partner agreed to permit EIG Equity to appoint a single representative, in a non-voting observer capacity, to attend all meetings of the full board of directors of the General Partner (the “Board”), subject to certain exceptions. The Partnership and the General Partner also agreed to permit EIG Equity to designate one person to serve as a director on the Board. In general, the Board observation rights and the Board designation rights terminate on the earlier of (1) the date EIG Equity and its affiliates cease to own a majority of the Series B units issued on the Closing Date (plus associated PIK Units) (except upon conversion of the Series B units) or (2) on or after the initial conversion of the Series B units, the date on which EIG Equity and its affiliates no longer own (A) common units issued in respect of any such conversions and (B) Series B units on an as-converted basis that, together, represent 7.5% or more of the outstanding common units (counting for this purpose in the denominator all outstanding Series B units as though they were outstanding common units based on the Series B Conversion Ratio (as defined in the Partnership Agreement) then in effect).
Through and including the next annual meeting of limited partners to elect directors to the Board, EIG Equity has agreed that, at any meeting of the unitholders or in any other circumstances upon which a vote, consent or other approval of all or some of the unitholders is sought solely with respect to the matters described below, EIG Equity will vote (or cause to be voted) or execute (or cause to be executed) consents with respect to, as applicable, all of the units owned by EIG Equity and its affiliates as of the applicable record date (1) in favor of the election of the persons named in the Partnership’s proxy statement as the Board’s nominees for election as directors, and against any other nominees and (2) in favor of the adoption of or amendment to any equity-based compensation plans presented by the Board for unitholder vote that are similar with respect to amount and types of awards for long-term incentive plans of publicly traded upstream oil and gas companies.
In addition, EIG Equity, for itself and its affiliates, has agreed to customary standstill provisions through the earlier of (1) the first anniversary of the date EIG Equity’s board observation and designation rights terminate and (2) the later of (A) the third anniversary of the Closing Date or (B) the first anniversary of the date on which both EIG Equity’s designated director has resigned from the Board and EIG Equity has permanently waived and renounced the Board observation and designation rights. On March 23, 2016, Kurt A. Talbot, EIG Equity’s designated director, notified the Partnership that he would resign from the Board effectively immediately.
Registration Rights Agreement
On the Closing Date, the Partnership entered into a registration rights agreement (“Registration Rights Agreement”) with the Preferred Unit Purchasers, including EIG Equity, relating to the registered resale of (1) the Series B units, including PIK Units, and (2) common units issuable upon conversion of the Series B units, including PIK Units. The registration statement for such registered resale was filed on June 12, 2015 and declared effective by the SEC on September 11, 2015. In certain circumstances, the Preferred Unit Purchasers will have piggyback registration rights and rights to request an underwritten offering as described in the Registration Rights Agreement. Each Preferred Unit Purchaser will cease to have registration rights under the Registration Rights Agreement on the later of the fifth anniversary of the Closing Date and the date on which the Preferred Unit Purchaser holds less than $30 million of registrable securities.
Related Party Transaction Policy and Procedures
Our General Partner has adopted a written policy for the review of transactions with related parties. The policy requires review, approval or ratification of transactions exceeding $120,000 in which the Partnership is a participant and in which a director or executive officer of our General Partner, an owner of a significant amount of our voting securities or an immediate family member of any of the foregoing persons has a direct or indirect material interest. These transactions must be reviewed for pre-approval by the Chief Executive Officer if the related party is an executive officer, by the Audit Committee if the related party is a significant unitholder or the Chief Executive Officer, by the Chairman of the Audit Committee if the related party is a director or by a member of the Audit Committee if the related party is the Chairman of the Audit Committee. Only those transactions that are in, or are not inconsistent with, the best interests of the Partnership, taking into consideration whether they are on terms comparable to those available with an unrelated third party and the related party’s interest in the transaction, will be approved.
Director Independence
For information relating to director independence, see “Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance-Director Independence.”
Item 14. Principal Accounting Fees and Services.
General
PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since 2006. The Audit Committee of the Board has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to examine and report to unitholders on the consolidated financial statements of the Partnership and its subsidiaries for the year ending December 31, 2017.

Fees Paid to Independent Registered Public Accounting Firm
For the fiscal year ended December 31, 2016 and 2015, consolidated fees bills by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), to the Partnership were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Audit Fees(1)	$2,239	$2,665
Audit-Related Fees(2)	131	0
Tax Fees(3)	376	1,228
All Other Fees(4)	3	4
Total	$2,749	$3,897
__________

(1)
Audit fees represent fees provided for the integrated audits of our annual financial statements and review of our quarterly financial statements. They also include work performed as part of our registration statements for debt and equity offerings and in connection with mergers and acquisitions, which totaled approximately $0 and $367,500, respectively, for the years ended December 31, 2016 and 2015.

(2)	Audit-related fees represent incremental audit fees related to the Chapter 11 Cases.

(3)
Tax fees for 2016 relate to tax preparation as well as the preparation of Forms K-1 for our unitholders. Tax fees for 2015 relate to tax preparation as well as the preparation of Forms K-1 for our unitholders, including Forms K-1 for the former unitholders of QR Energy, LP for approximately $569,000.

(4)	All other fees relate to accounting software provided by PwC.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee Charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Consistent with the Audit Committee Charter, all services reported in the audit, audit-related, tax and all other fees categories under “Fees Paid to Independent Registered Public Accounting Firm” above were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

NUMBER	DOCUMENT
31.1*	Certification of Registrant’s Chief Executive Officer.

31.2*	Certification of Registrant’s Chief Financial Officer.

10.1* †	Form of Breitburn Energy Partners LP Incentive Bonus Award Agreement (KEIP) for 2017 grants.

10.2* †	Form of Breitburn Energy Partners LP Incentive Bonus Award Agreement (KEP) for 2017 grants.

* Filed herewith.
† Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREITBURN ENERGY PARTNERS LP

By:    BREITBURN GP LLC,
its General Partner

By:    /s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:    April 27, 2017