Form 10-Q
period 2017-03-31
Breitburn Energy Partners LP
filed 2017-05-10
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 9, 2017, the registrant had 213,789,296 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil, natural gas liquids (“NGL”) and natural gas prices, including further or sustained declines in the prices we receive for our production; risks and uncertainties associated with the restructuring process, including our inability to develop, confirm and consummate a plan under chapter 11 of the Bankruptcy Code or an alternative restructuring transaction; inability to maintain our relationships with suppliers, customers, other third parties or our employees as a result of the restructuring process; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness; ability to continue to borrow under our debtor-in-possession credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; changes in our business strategy; ability to obtain external capital to finance exploitation and development operations and acquisitions; the potential need to sell certain assets, restructure our debt or raise additional capital; our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern; failure of properties to yield oil or natural gas in commercially viable quantities; ability to integrate successfully the businesses we acquire; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”), and under Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)

Thousands of dollars	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$39,597	$71,124
Accounts and other receivables, net	540,484	549,544
Related party receivables (note 5)	1,009	860
Inventory	1,840	998
Prepaid expenses and other current assets	6,855	8,230
Total current assets	589,785	630,756
Equity investments	7,271	7,160
Property, plant and equipment
Oil and natural gas properties (note 3)	7,927,689	7,907,136
Other property, plant and equipment	191,879	192,724
	8,119,568	8,099,860
Accumulated depletion, depreciation, and impairment (note 6)	(4,772,093)	(4,686,214)
Net property, plant and equipment	3,347,475	3,413,646
Other long-term assets
Other long-term assets (note 7)	65,239	63,846
Total assets	$4,009,770	$4,115,408
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$49,666	$47,838
Current portion of long-term debt (note 8)	1,198,259	1,198,259
Current portion of asset retirement obligation	5,894	5,905
Revenue and royalties payable	36,250	37,271
Wages and salaries payable	12,411	11,057
Accrued interest payable	249	21,064
Production and property taxes payable	15,413	15,340
Other current liabilities	14,354	17,466
Total current liabilities	1,332,496	1,354,200

Liabilities subject to compromise (note 2)	1,879,113	1,879,176

Long-term debt (note 8)	3,077	3,094
Deferred income taxes	2,390	2,771
Asset retirement obligation (note 10)	256,135	252,589
Other long-term liabilities	17,932	17,551
Total liabilities	3,491,143	3,509,381
Commitments and contingencies (note 11)
Equity
Series A preferred units, 8.0 million units issued and outstanding at each of March 31, 2017 and December 31, 2016 (note 12)	193,215	193,215
Series B preferred units, 49.6 million units issued and outstanding at each of March 31, 2017 and December 31, 2016 (note 12)	359,611	359,611
Common unit-holders' (deficit) equity, 213.8 million units issued and outstanding at each of March 31, 2017 and December 31, 2016 (note 12)	(43,151)	45,158
Accumulated other comprehensive income (note 13)	1,546	1,032
Total partners' equity	511,221	599,016
Noncontrolling interest	7,406	7,011
Total equity	518,627	606,027
Total liabilities and equity	$4,009,770	$4,115,408

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
Thousands of dollars, except per unit amounts	2017	2016
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$147,276	$105,450
Gain on commodity derivative instruments, net (note 4)	—	37,923
Other revenue, net	4,454	4,593
Total revenues and other income items	151,730	147,966
Operating costs and expenses
Operating costs	99,788	94,974
Depletion, depreciation and amortization	73,364	83,723
Impairment of oil and natural gas properties (note 6)	16,890	2,793
General and administrative expenses	17,572	21,414
Restructuring costs (note 15)	—	2,809
Gain on sale of assets	(1)	(12,260)
Total operating costs and expenses	207,613	193,453

Operating loss	(55,883)	(45,487)

Interest expense, net of capitalized interest	22,081	55,989
Loss on interest rate swaps (note 4)	—	2,343
Other (income) expense, net	(137)	282
Reorganization items, net (note 2)	10,340	—

Loss before taxes	(88,167)	(104,101)

Income tax expense (benefit)	102	(95)

Net loss	(88,269)	(104,006)

Less: Net income (loss) attributable to noncontrolling interest	41	(220)

Net loss attributable to the partnership	(88,310)	(103,786)

Less: Distributions to Series A preferred unitholders	—	4,125
Less: Non-cash distributions to Series B preferred unitholders	—	7,386

Net loss used to calculate basic and diluted net loss per unit	$(88,310)	$(115,297)

Basic net loss per common unit (note 12)	$(0.41)	$(0.54)
Diluted net loss per common unit (note 12)	$(0.41)	$(0.54)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Basic	213,789	213,661
Diluted	213,789	213,661

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
Thousands of dollars, except per unit amounts	2017	2016
Net loss	$(88,269)	$(104,006)

Other comprehensive income, net of tax:
Change in fair value of available-for-sale securities (a)	909	470
Pension and post-retirement benefits actuarial loss (b)	(42)	—
Total other comprehensive income	867	470

Total comprehensive loss	(87,402)	(103,536)

Less: Comprehensive income (loss) attributable to noncontrolling interest	395	(28)

Comprehensive loss attributable to the partnership	$(87,797)	$(103,508)

(a) Net of income taxes of $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.
(b) Net of income tax benefit of less than $0.1 million and zero for the three months ended March 31, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
Thousands of dollars	2017	2016
Cash flows from operating activities
Net loss	$(88,269)	$(104,006)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	73,364	83,723
Impairment of oil and natural gas properties	16,890	2,793
Unit-based compensation expense	—	5,311
Gain on derivative instruments	—	(35,580)
Derivative instrument settlement receipts	—	133,828
Income from equity affiliates, net	(111)	(90)
Deferred income taxes	(381)	(140)
Gain on sale of assets	(1)	(12,260)
Amortization and write-off of debt issuance costs	—	7,896
Other	(1,054)	286
Changes in net assets and liabilities
Accounts receivable and other assets	10,354	12,109
Inventory	(842)	(419)
Net change in related party receivables and payables	(149)	756
Accounts payable and other liabilities	(18,532)	32,602
Net cash (used in) provided by operating activities	(8,731)	126,809
Cash flows from investing activities
Property acquisitions, net of cash acquired (note 4)	(631)	(3,942)
Capital expenditures	(20,536)	(26,965)
Proceeds from sale of assets	330	11,796
Proceeds from sale of available-for-sale securities	30	5,118
Purchases of available-for-sale securities	(9)	(5,416)
Other	(800)	—
Net cash used in investing activities	(21,616)	(19,409)
Cash flows from financing activities
Distributions to preferred unitholders	—	(4,126)
Proceeds from issuance of long-term debt, net	—	37,000
Repayments of long-term debt	—	(69,000)
Principal payments on capital lease obligations	—	(19)
Change in bank overdraft	20	(25)
Debtor-in-possession debt issuance costs	(1,200)	—
Long-term debt issuance costs	—	(3)
Net cash used in financing activities	(1,180)	(36,173)
(Decrease) increase in cash	(31,527)	71,227
Cash beginning of period	71,124	10,464
Cash end of period	$39,597	$81,691

See accompanying notes to consolidated financial statements.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, considered necessary for a fair statement of our financial position at March 31, 2017, our operating results for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016 have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.  The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2016 Annual Report.

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

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This update rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. These ASUs are effective for annual and interim periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect transition method upon adoption. We are assessing the impact that the adoption of these standards will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify certain areas of accounting for share-based payment transactions, including classification of awards as either equity or liability, classification on the statement of cash flows, and election of accounting policy to estimate forfeitures or recognize forfeitures when they occur. The amendments are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted, however, adoption of all of the amendments are required in the same period of adoption. We are assessing the impact that ASU 2016-09 will have on future issuances of equity awards. As of December 31, 2016, all unvested equity awards were canceled, and, therefore, the adoption of this ASU had no impact on the financial statements presented in this report.

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

2.  Chapter 11 Cases and Liquidity

Chapter 11 Cases

On May 15, 2016, we and 21 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions” and the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Breitburn Energy Partners LP, et al, Case No. 16-11390. No trustee has been appointed and we continue to manage ourselves and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In connection with the Chapter 11 Cases, Breitburn Operating LP (“BOLP”) entered into the Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, among itself, as borrower, Breitburn Energy Partners LP (“BBEP”), as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (as amended, the “DIP Credit Agreement”). The other Debtors have guaranteed all obligations under the DIP Credit Agreement. See Note 8 for a discussion of the DIP Credit Agreement.

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

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Third Amended and Restated Credit Agreement, dated as of November 19, 2014, by and among BOLP, as borrower, BBEP, as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (as amended, the “RBL Credit Agreement”), and the indentures governing our 9.25% Senior Secured Second Lien Notes due 2020 (“Senior Secured Notes”), our 8.625% Senior Notes due 2020 (“2020 Senior Notes”) and our 7.875% Senior Notes due 2022 (“2022 Senior Notes,” and together with the 2020 Senior Notes, the “Senior Unsecured Notes”). Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. See Note 8 for a discussion of our RBL Credit Agreement (which has been reclassified from long-term debt to current portion of long-term debt on our consolidated balance sheets) and our Senior Secured Notes and Senior Unsecured Notes (which have been reclassified from long-term debt to liabilities subject to compromise on our consolidated balance sheets).

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

The commencement of the Chapter 11 Cases also resulted in a termination right by our counterparties on our commodity and interest rate derivative instruments. See Note 4 for a discussion of the derivative instruments, which were terminated, and resulted in $460.0 million in estimated hedge settlements receivable and $4.1 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities, respectively, on the consolidated balance sheet at each of March 31, 2017 and December 31, 2016, respectively.

Effect of Filing on Creditors and Unitholders

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”) and Series B Perpetual Convertible Preferred Units (“Series B Preferred Units”). In addition, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter

11 Cases, such interest payments have not been made, and are classified as liabilities subject to compromise on the consolidated balance sheet at March 31, 2017 and December 31, 2016.

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

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease, but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.By order of the Bankruptcy Court dated December 12, 2016, the Debtors assumed all of their executory contracts and unexpired leases related to their oil and gas operations to the extent such contracts and leases constituted commercial property leases under the purview of the Bankruptcy Code.

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

Fresh Start Accounting. We may be required to adopt fresh start accounting upon emergence from Chapter 11. Adopting fresh start accounting would result in the allocation of the reorganization value to individual assets based on their estimated fair values. The enterprise value of the equity of the emerging company is based on several assumptions and inputs contemplated in the future projections of the plan of reorganization and are subject to significant uncertainties. We currently cannot estimate the potential financial effect of fresh start accounting on our consolidated financial statements upon the emergence from Chapter 11, although we would expect to recognize material adjustments upon implementation of fresh-start accounting guidance upon emergence pursuant to a plan of reorganization. The assumptions for which there is a reasonable possibility of material impact affecting the reorganization value include, but are not limited to, management’s assumptions and capital expenditure plans related to the estimation of our oil and gas reserves.

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

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results. The following table summarizes the components included in reorganization items, net on our consolidated statements of operations for the three months ended March 31, 2017:

Three Months Ended
Thousands of dollars	March 31, 2017
Advisory and professional fees	$10,157
Other	183
Reorganization items, net	$10,340

We use this category to reflect the net expenses and gains and losses that are the result of the reorganization and restructuring of the business. Advisory and professional fees included in the table above represent professional fees for post-petition expenses. As of March 31, 2017 and December 31, 2016, we had $12.1 million and $11.6 million of accrued reorganization costs, respectively, included in accounts payable on the consolidated balance sheet, consisting primarily of advisory and professional fees.

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

The following table summarizes the components of liabilities subject to compromise included in our consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	As of
Thousands of dollars	March 31, 2017	December 31, 2016
Senior Unsecured Notes	$1,155,000	$1,155,000
Senior Secured Notes	650,000	650,000
Accrued interest payable	61,908	61,908
Accounts payable	5,231	5,294
Distributions payable	6,974	6,974
Total liabilities subject to compromise	$1,879,113	$1,879,176

Liquidity and Ability to Continue as a Going Concern

Although we believe our cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement will be adequate to meet the operating costs of our existing business, there are no assurances that we will have sufficient liquidity to continue to fund our operations or allow us to continue as a going concern until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, and thereafter. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. In addition, we have incurred and continue to incur significant professional fees and costs in connection with the administration of the Chapter 11 Cases, including the fees and expenses of the professionals retained by two statutory committees appointed in the Chapter 11 Cases. We are making adequate protection payments with respect to the lenders under the RBL Credit Agreement consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

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

In addition to the uncertainty resulting from the Chapter 11 Cases, although commodity prices have rebounded over the last 12 months, oil and natural gas prices continue to remain low historically. During the three months ended March 31, 2014, 2015, 2016 and 2017, the WTI posted price averaged approximately $99 per Bbl, $48 per Bbl, $33 per Bbl and $52 per Bbl, respectively. During the three months ended March 31, 2014, 2015, 2016 and 2017, the Henry Hub posted price averaged approximately $5.09 per MMBtu, $2.90 per MMBtu, $1.99 per MMBtu and $3.02 per MMBtu. Our revenue, profitability and cash flow are highly sensitive to movements in oil and natural gas prices. Sustained depressed prices of oil and natural gas materially adversely affect our assets, development plans, results of operations and financial condition. The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. As of March 31, 2017, none of our estimated future production was covered by commodity derivatives, and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all. As a result, we have significant exposure to fluctuations in oil and natural gas prices and our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, results of operations and financial condition.
If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and would likely be required to implement further cost reductions, significantly reduce, delay or eliminate capital expenditures, seek other financing alternatives or seek the sale of some or all of our assets. If we (i) continue to limit, defer or eliminate future capital expenditure plans, (ii) are unsuccessful in developing reserves and adding production through our capital program or (iii) implement cost-cutting efforts that are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected. We have been managing our operating activities and liquidity carefully in light of the uncertainty regarding future oil and natural gas prices and the Chapter 11 Cases. To fund capital expenditures, we will be required to use cash on hand, cash generated from operations or borrowings under the DIP Credit Agreement, or some combination thereof. We expect our full year 2017 capital spending program to be approximately $100 million, compared with approximately $65 million in 2016, approximately $209 million in 2015 and approximately $389 million in 2014. We anticipate that 60% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases in our core operating areas of Ark-La-Tex, the Permian Basin and Mid-Continent that are designed to increase or add to production or reserves.

3. Acquisitions, Dispositions and Other Transactions

2016 Dispositions

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

4.  Financial Instruments and Fair Value Measurements

Our risk management programs are intended to reduce our exposure to commodity prices and interest rates and to assist with stabilizing cash flows. Historically, we have utilized derivative financial instruments to reduce this volatility.

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

The derivative transactions are no longer accounted for at fair value under ASC 815, because they were terminated in connection with our filing of the Chapter 11 Petitions and have been evaluated as receivables or payables at termination value. At the termination dates, expected settlement receipts on terminated contracts were reclassified from current and long-term derivative instrument assets to accounts and other receivables, net on the consolidated balance sheets and expected settlement payments on terminated contracts were reclassified from current and long-term derivative instrument liabilities to other current liabilities on the consolidated balance sheets. As of March 31, 2017 and December 31, 2016, we had $460.0 million of estimated hedge settlements receivable and $4.1 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheet, respectively.

All of our derivative counterparties are also lenders, or affiliates of lenders, under the RBL Credit Agreement (see Note 8). In connection with Bankruptcy Court approval of the DIP Credit Agreement, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. Each such counterparty is required to hold any proceeds due to the Debtors in a book entry account maintained by it pursuant to and subject to the provisions of the order of the Bankruptcy Court approving the DIP Credit Agreement, with the rights of all of the parties reserved as to the ultimate disposition of the proceeds.

Payables due to our counterparties with respect to our derivative obligations constitute secured obligations under the RBL Credit Agreement. Because the RBL Credit Agreement was fully collateralized at the Chapter 11 Filing Date, and is excluded from liabilities subject to compromise, settlements payable due to our counterparties are reflected in accounts payable on the consolidated balance sheet rather than in liabilities subject to compromise.

We had no gains or losses on derivative instruments during the three months ended March 31, 2017. The following table presents gains and losses on derivative instruments during the three months ended March 31, 2016:

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

During the three months ended March 31, 2016, we did not enter into any derivative instruments that required prepaid premiums.

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

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months ended March 31, 2017 and 2016. Our policy is to recognize transfers between levels as of the end of the period.

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

Fair Value Hierarchy

The following tables set forth, by level within the hierarchy, the fair value of our financial instrument assets that were accounted for at fair value on a recurring basis. All fair values reflected below and on the consolidated balance sheets have been adjusted for nonperformance risk.

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of March 31, 2017
Available-for-sale securities
Equities	1,553	—	—	1,553
Mutual funds	11,501	—	—	11,501
Exchange traded funds	7,994	—	—	7,994
Net assets	$21,048	$—	$—	$21,048

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2016
Available-for-sale securities
Equities	1,492	—	—	1,492
Mutual funds	11,229	—	—	11,229
Exchange traded funds	7,675	—	—	7,675
Net assets	$20,396	$—	$—	$20,396

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable, including hedge settlements receivable. Our hedge settlements receivable expose us to credit risk from counterparties. As of March 31, 2017, our hedge settlements receivable were due from Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PNC Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, MUFG Union Bank N.A. and Wells Fargo Bank, N.A. Our counterparties are all lenders, or affiliates of lenders, that participate in the RBL Credit Agreement. The RBL Credit Agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to fail to perform in accordance with the terms of the contract. This risk has been managed by diversifying our derivatives portfolio.  As of March 31, 2017, each of these financial institutions had an investment grade credit rating from Moody’s Investors Service and Standard & Poor’s.

5.  Related Party Transactions

Breitburn Management Company LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management.Breitburn Management also provided administrative services to Pacific Coast Energy Company LP, (“PCEC”), our predecessor, under an administrative services agreement (“ASA”), in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations.  For the three months ended March 31, 2016, the monthly fee paid by PCEC for indirect expenses was $0.7 million. On February 5, 2016, PCEC provided written notice to Breitburn Management of its intention to terminate the ASA, which became effective on June 30, 2016.

Upon termination of the ASA on June 30, 2016. PCEC was no longer considered a related party, as Breitburn Management and its management team no longer managed or had significant influence over PCEC. For the three months ended March 31, 2016, the monthly charges to PCEC for indirect expenses totaled $2.1 million, and charges for direct expenses including payroll and administrative costs totaled $2.0 million.

At March 31, 2017 and December 31, 2016, we had receivables of $1.0 million and $0.9 million, respectively, due from certain of our other affiliates, primarily representing investments in natural gas processing facilities, for management fees due from them and operational expenses incurred on their behalf.

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

Undiscounted future cash flows were forecast using applicable basis adjusted (i) nine-year NYMEX forward strip prices for oil, and (ii) ten-year NYMEX forward strip prices for natural gas, in each case, at the end of the reporting period, and escalated along with expenses and capital starting in (i) year ten for oil and (ii) year eleven for natural gas, and thereafter at 2% per year. Production and development cost estimates (e.g. operating expenses and development capital) are conformed where applicable to reflect the commodity price strip used.

For impairment charges, the associated property’s expected future net cash flows were discounted using a market-based long-term weighted average cost of capital rate that approximated 13% at March 31, 2017 and 11% at March 31, 2016. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plans.

At March 31, 2017, the assumptions from our business plan were included in our impairment reserves analysis. For certain impaired fields, recent operating performance resulted in lower production estimates than previously forecast. Our business plan was prepared with the assumption that we emerge from Chapter 11 and continue to hold and use our assets for their economic lives up to and including final dispositions. There are no material asset sales planned or contemplated in this business plan. Other assumptions and or revisions in our business plan could result in material changes to the undiscounted cash flows used in our impairment analysis. Accordingly, we cannot estimate what impact, if any, other assumptions or courses of action or their probabilities of occurrence could have on our undiscounted cash flows at March 31, 2017.

Non-cash impairment charges totaled $16.9 million for the three months ended March 31, 2017, including $11.9 million in the Rockies, $4.8 million in the Permian Basin and $0.2 million in the Southeast, primarily related to the impact of the drop in commodity strip prices on projected future revenues of lower margin properties. Impairments totaled $2.8 million for the three months ended March 31, 2016, including $2.1 million in the Southeast, $0.5 million in the Permian Basin, and $0.2 million in the Rockies.

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

When testing properties for impairment, one of our oil and gas properties in Ark-La-Tex had undiscounted cash flows which exceeded the net book value by less than 5%. Had the net book value for this property exceeded the undiscounted cash flows, the estimated non-cash impairment charges would have been approximately $220 million higher for the three months ended March 31, 2017. Given the number of assumptions involved in the estimates, estimates as to sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired. Additionally, the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value if we are required to apply fresh start accounting upon emergence from Chapter 11.

7. Other Long-Term Assets

As of March 31, 2017, and December 31, 2016, our other long-term assets were as follows:

	As of
Thousands of dollars	March 31, 2017	December 31, 2016
Available-for-sale securities	21,048	20,396
Deposit for Jay Field net profit interest obligation	18,263	18,263
Property reclamation deposit	10,742	10,738
Other	15,186	14,449
Total	$65,239	$63,846

8.  Debt

Our debt is detailed in the following table:

	As of
Thousands of dollars	March 31, 2017	December 31, 2016
RBL Credit Agreement	$1,198,259	$1,198,259
Promissory note	2,938	2,938
Senior Secured Notes	650,000	650,000
2020 Senior Notes	305,000	305,000
2022 Senior Notes	850,000	850,000
Capital lease obligations	139	156
Total debt	$3,006,336	$3,006,353
Less: Current portion of debt	(1,198,259)	(1,198,259)
Less: Amounts reclassified to liabilities subject to compromise	(1,805,000)	(1,805,000)
Total long-term debt	$3,077	$3,094

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement, as borrower, with the lenders party thereto (the “DIP Lenders”) and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders made available a revolving credit facility in an aggregate principal amount of $150 million, which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million, and a swingline facility in an aggregate principal amount not to exceed a sublimit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the stated maturity of the DIP Credit Agreement of June 30, 2017. In addition, the maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors.

At March 31, 2017 and December 31, 2016, we had no borrowings outstanding and $51.4 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the RBL Credit Agreement, the Senior Secured Notes and the Senior Unsecured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.

RBL Credit Agreement

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, are party to a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and a syndicate of banks with a maturity date of November 19, 2019. We entered into the RBL Credit Agreement on November 19, 2014. The RBL Credit Agreement limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. At each of March 31, 2017 and December 31, 2016, we had $1.2 billion in indebtedness outstanding under the RBL Credit Agreement, the borrowing base was $1.8 billion and the aggregate commitment from lenders was $1.4 billion.

At the Chapter 11 Filing Date, we had $1.2 billion in aggregate principal amount outstanding under the RBL Credit Agreement. The RBL Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. We determined at the Chapter 11 Filing Date that the RBL Credit Agreement was fully collateralized. As a result of the automatic acceleration of our obligations under the RBL Credit Agreement as a consequence of the commencement of the Chapter 11 Cases, we reclassified the entire RBL Credit Agreement balance to current portion of long-term debt on the consolidated balance sheet. As of the Chapter 11 Filing Date, we recognized $15.7 million of interest expense for the full write-off of unamortized debt issuance costs related to the RBL Credit Agreement.

We are required to make adequate protection payments to the lenders under the RBL Credit Agreement, which includes the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided in the RBL Credit Agreement. We are recognizing the default interest accrued on the RBL Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At March 31, 2017, the default interest rate on the RBL Credit Agreement was 7.25%.

The carrying value of the RBL Credit Agreement at March 31, 2017 and December 31, 2016 approximated fair value. We consider the fair value of the RBL Credit Agreement to be Level 2, as it is based on the current active market prime rate.

Senior Secured Notes

As of March 31, 2017 and December 31, 2016, we had $650 million in aggregate principal amount of 9.25% Senior Secured Notes outstanding. Prior to the commencement of the Chapter 11 cases, interest on our Senior Secured Notes was payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes. As of March 31, 2017, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value of the notes of $650 million. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Secured Notes of $7.5 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Secured Notes after the commencement of the Chapter 11 Cases. Unrecognized, contractual interest expense on the Senior Secured Notes for the three months ended March 31, 2017 was $15.0 million.

As a result of the filing of the Chapter 11 Cases, the fair value of our Senior Secured Notes at March 31, 2017 and December 31, 2016 cannot be reasonably determined.

Senior Unsecured Notes

As of March 31, 2017 and December 31, 2016, we had $305.0 million in aggregate principal amount of 2020 Senior Notes and $850 million in aggregate principal amount of 2022 Senior Notes. Interest on the 2020 Senior Notes and the 2022 Senior Notes was payable twice a year in April and October.

As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, we did not pay $33.5 million in interest due with respect to our 2022 Senior Notes and $13.2 million interest due with respect to our 2020 Senior Notes, each of which were due on April 15, 2016

As of March 31, 2017 and December 31, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values. No interest expense has been recognized on the Senior Unsecured Notes subsequent to the filing of the Chapter 11 Petitions. Unrecognized contractual interest expense on the Senior Unsecured Notes for the three months ended March 31, 2017 was $23.3 million.

As a result of the filing of the Chapter 11 Cases, the fair value of our Senior Unsecured Notes at March 31, 2017 and December 31, 2016 cannot be reasonably determined.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended
	March 31,
Thousands of dollars	2017	2016
RBL Credit Agreement (including commitment fees) and other debt	$22,081	$8,999
Senior Secured Notes	—	15,031
Senior Unsecured Notes	—	23,311
Amortization of net discount/premium and debt issuance costs	—	8,675
Capitalized interest	—	(27)
Total	$22,081	$55,989
Cash paid for interest	$40,866	$5,562

9. Condensed Consolidating Financial Statements

We and Breitburn Finance Corporation (“Breitburn Finance”) (and BOLP, with respect to the Senior Secured Notes), as co-issuers, and certain of our subsidiaries, as guarantors, issued the Senior Secured Notes and the Senior Unsecured Notes (collectively, the “Senior Notes”). All but two of our subsidiaries have guaranteed the Senior Notes, and our only non-guarantor subsidiaries, Breitburn Collingwood Utica LLC and ETSWDC, are minor subsidiaries.

In accordance with Rule 3-10 of Regulation S-X, we are not presenting condensed consolidating financial statements as we have no independent assets or operations; Breitburn Finance, the subsidiary co-issuer that does not guarantee the Senior Notes, is a wholly-owned finance subsidiary; all of our material subsidiaries are wholly-owned and have guaranteed the Senior Notes; and all of the guarantees are full, unconditional, joint and several.

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

(3)	the designation by us of the guarantor subsidiary as an unrestricted subsidiary in accordance with the appropriate indenture,

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

10.  Asset Retirement Obligations

ARO is based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years.  Estimated cash flows have been discounted at our credit-adjusted risk-free rate of approximately 14% for the three months ended March 31, 2017 and for the year ended December 31, 2016, and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our ARO valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the period ended March 31, 2017, and the year ended December 31, 2016 are presented in the following table:

	Three Months Ended	Year Ended
Thousands of dollars	March 31, 2017	December 31, 2016
Carrying amount, beginning of period	$258,494	$254,378
Liabilities added from acquisitions	—	78
Liabilities related to divested properties	—	(8,380)
Liabilities incurred from drilling	94	224
Liabilities settled	(1,060)	(3,162)
Revision of estimates	100	(2,362)
Accretion expense	4,401	17,718
Carrying amount, end of period	262,029	258,494
Less: Current portion of ARO	(5,894)	(5,905)
Non-current portion of ARO	$256,135	$252,589

11.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At each of March 31, 2017 and December 31, 2016, we had approximately $26.4 million of surety bonds. At March 31, 2017 and December 31, 2016, we had approximately $0.1 million and $13.0 million, respectively, in letters of credit outstanding under the RBL Credit agreement and approximately $51.4 million and $37.9 million, perspectively in letters of credit outstanding under the DIP Credit Agreement. The increase in letters of credit under the DIP Credit Agreement reflects the transfer of letters of credit from the RBL Credit Agreement to the DIP Credit Agreement.

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

Preferred Units

As of March 31, 2017 and December 31, 2016, we had 8.0 million Series A Preferred Units outstanding. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of current distributions.

As of March 31, 2017 and December 31, 2016, we had 49.6 million Series B Preferred Units outstanding. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. We have not been accruing distributions on the Series A Preferred Units and Series B Preferred Units since the Chapter 11 Filing Date.

During the three months ended March 31, 2016, we recognized $4.1 million of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations. During three months ended March 31, 2016, we recognized $7.4 million of accrued distributions on the Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

We will continue to account for our Series A Preferred Units and Series B Preferred Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 1, 2016 to the Chapter 11 Filing Date. As of March 31,

2017 and December 31, 2016, total accrued but unpaid distributions on our Series A Preferred Units and Series B Preferred Units of $7.0 million were reflected as liabilities subject to compromise.

Common Units

As of the Chapter 11 Filing Date, we had 213.8 million Common Units outstanding. We will continue to account for our Common Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective.

At each of March 31, 2017 and December 31, 2016, we had approximately 213.8 million of Common Units outstanding.

Earnings per Common Unit

FASB Accounting Standards require use of the “two-class” method of computing earnings per unit for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per unit for each class of common unit and participating security as if all earnings for the period had been distributed.  In prior periods, unvested restricted unit awards that earned non-forfeitable dividend rights qualified as participating securities and, accordingly, were included in the basic computation.  Our unvested RPUs and convertible phantom units (“CPUs”) participated in distributions on an equal basis with Common Units.  Accordingly, the presentation below is prepared on a combined basis and is presented as net loss per common unit.

The following is a reconciliation of net loss and weighted average units for calculating basic net loss per common unit and diluted net loss per common unit.

	Three Months Ended
	March 31,
Thousands, except per unit amounts	2017	2016
Net loss attributable to the partnership	$(88,310)	$(103,786)
Less:
Distributions to Series A preferred unitholders	—	4,125
Non-cash distributions to Series B preferred unitholders	—	7,386
Net loss used to calculate basic and diluted net loss per unit	$(88,310)	$(115,297)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Common Units (a)	213,789	213,661
Dilutive units (b)	—	—
Denominator for diluted net loss per unit	213,789	213,661

Net loss per common unit
Basic	$(0.41)	$(0.54)
Diluted	$(0.41)	$(0.54)
(a) We had no participating securities outstanding during the three months ended March 31, 2017. The three months ended March 31, 2016 excludes 18,033 of weighted average anti-dilutive units from the calculation of the denominator for basic earnings per common unit, as we were in a loss position.
(b) We had no dilutive units outstanding during the three months ended March 31, 2017. The three months ended March 31, 2016 excludes 413 of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended March 31,
	2017			2016
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Accumulated comprehensive income (loss), beginning of period	$234	$798	$1,032	$(350)	$121	$(229)

Other comprehensive income (loss) before reclassification	914	(42)	872	882	—	882
Amounts reclassified from accumulated other comprehensive loss (a)	(5)	—	(5)	(412)	—	(412)
Net current period other comprehensive income (loss)	909	(42)	867	470	—	470
Less: Accumulated comprehensive income (loss) attributable to noncontrolling interest	371	(18)	353	192	—	192
Accumulated comprehensive income (loss), end of period	$772	$774	$1,546	$(72)	$121	$49
(a) Amounts were reclassified from accumulated other comprehensive income (loss) to other (income) expense, net on the consolidated statements of operations.

14.  Incentive Compensation Plans

For detailed information on our various compensation plans that were in place in and prior to 2016, see Note 16 to the consolidated financial statements included in our 2016 Annual Report. Our two remaining incentive compensation plans, detailed below, are paid in cash.

Key Employee Program

In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Employee Program (“KEP”). The KEP has substantially similar terms and conditions as the Partnership’s 2016 Key Employee Program, which was approved by the Bankruptcy Court in September 2016. Payments under the KEP are contingent on the Partnership meeting certain performance metrics tied to production and lease operating expense for fiscal year 2017. Participants must be employed on the scheduled payment dates in order to receive a payment under the KEP. During the three months ended March 31, 2017, we recognized $2.7 million in general and administrative expenses, and $1.6 million in operating costs, related to the KEP.

Key Executive Incentive Program

In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Executive Incentive Program (“KEIP”). Participants in the KEIP include the following named executive officers of Breitburn GP LLC, the general partner of the Partnership: Halbert S. Washburn, Mark L. Pease, James G. Jackson and Gregory C. Brown. The KEIP has substantially similar terms and conditions as the Partnership’s 2016 Key Executive Incentive Program, except for the use of updated metrics and the modification of the timing of award payments so that the payments are made at the conclusion of each quarterly performance period ending March 31, June 30, September 30 and December 31, 2017. The 2016 Key Executive Incentive Program was approved by the Bankruptcy Court in September 2016. Payments under the KEIP are contingent on the Partnership meeting the same performance metrics utilized in the KEP. Participants must be employed on the scheduled payment dates in order to receive a payment under the KEP. During the three months ended March 31, 2017, we recognized $1.8 million general and administrative expenses, respectively, related to the KEIP.

15.  Restructuring Costs

During the three months ended March 31, 2016, we executed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. In connection with the reductions in workforce, we incurred total costs of approximately $2.8 million for the three months ended March 31, 2016, respectively, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. The reduction was communicated to affected employees on various dates during March 2016, and all such notifications were completed by March 31, 2016. The plan resulted in a reduction of 57 employees for the three months ended March 31, 2016. There was no workforce reduction plan during the three months ended March 31, 2017.

Three Months Ended March 31,
Thousands of dollars	2016
Severance payments	$1,943
Unit-based compensation expense	638
Other termination costs	228
Total	$2,809

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our 2016 Annual Report and the consolidated financial statements and related notes therein.  Our 2016 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. The following discussion and analysis should also be read together with Part II—Item 1A “—Risk Factors” of this report, the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our 2016 Annual Report and Part I—Item 1A “—Risk Factors” of our 2016 Annual Report.

Overview

We are an independent oil and gas partnership focused on the exploitation and development of oil, natural gas liquids (“NGL”) and natural gas properties in the United States. Our long-term goals have been to manage our current and future oil, NGL and natural gas producing properties for the purpose of generating cash flow. Our assets consist primarily of producing and non-producing oil, NGL and natural gas reserves located in the following producing areas: (i) the Permian Basin in Texas and New Mexico, (ii) Midwest (Michigan, Indiana, and Kentucky), (iii) Ark-La-Tex (Arkansas, Louisiana and East Texas), (iv) Mid-Continent (Oklahoma), (v) the Rockies (Wyoming and Colorado), (vi) California, and (vii) Southeast (Florida and Alabama).

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

Chapter 11 Cases

On May 15, 2016, the Debtors filed the Chapter 11 Petitions. The Chapter 11 Cases are being administered jointly under the caption “In re Breitburn Energy Partners LP, et al.,” Case No. 16-11390. The Debtors include the Partnership, Breitburn Management, BOGP, BOLP, Breitburn Finance, Breitburn GP, Breitburn Sawtelle LLC, Breitburn Oklahoma LLC, Phoenix Production Company, QR Energy, LP, QRE GP, LLC, QRE Operating, LLC, Breitburn Transpetco LP LLC, Breitburn Transpetco GP LLC, Transpetco Pipeline Company, L.P., Terra Energy Company LLC, Terra Pipeline Company LLC, Breitburn Florida LLC, Mercury Michigan Company, LLC, Beaver Creek Pipeline, L.L.C., GTG Pipeline LLC and Alamitos Company. No trustee has been appointed and we continue to manage the Partnership and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In August 2016, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. In December 2016, the Bankruptcy Court entered an order approving an extension of the DIP Credit Agreement to June 30, 2017.

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

The commencement of the Chapter 11 Cases constituted an event of default under our commodity and interest rate derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the year ended December 31, 2016, and the terminated transactions are reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheets at March 31, 2017 and December 31, 2016. The termination of these transactions has since exposed our cash flows to fluctuations in commodity prices. The terminated derivative instruments resulted in estimated settlements receivable and payable of $460.0 million and $4.1 million, respectively, at March 31, 2017 and December 31, 2016.

We have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases. These costs are being expensed as incurred, and are expected to significantly affect our results. Reorganization items, net on the consolidated statements of operations include professional expenses, gains and losses that are the result of the reorganization and restructuring of the business, and deferred and unamortized financing costs related to the Senior Notes. Reorganization items, net totaled $10.3 million for the three months ended March 31, 2017.  For more information relating to the Chapter 11 Cases, see Note 2 to the consolidated financial statements in this report.

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

Fresh Start Accounting. We may be required to adopt fresh start accounting upon emergence from Chapter 11. Adopting fresh start accounting would result in the allocation of the reorganization value to individual assets based on their estimated fair values. The enterprise value of the equity of the emerging company is based on several assumptions and inputs contemplated in the future projections of the plan of reorganization and are subject to significant uncertainties. We currently cannot estimate the potential financial effect of fresh start accounting on our consolidated financial statements upon the emergence from Chapter 11, although we would expect to recognize material adjustments upon implementation of fresh start accounting guidance upon emergence pursuant to a plan of reorganization. The assumptions for which there is a reasonable possibility of material impact affecting the reorganization value include, but are not limited to, management’s assumptions and capital expenditure plans related to the estimation of our oil and gas reserves.

Distributions

During the three months ended March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016. Through March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three months ended March 31, 2016, we declared distributions on our Series B Preferred Units of 0.006666 Series B Preferred Unit per unit in the form of 0.8 million Series B Preferred Units and 0.2 million Common Units.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Preferred Units. In the event the Partnership fails to make any distribution on the Series B Preferred Units as required under the partnership agreement, the annual distribution rate is increased by 2.00% effective as of such date until the date on which all required distributions have been made. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 15, 2016 to the Chapter 11 Filing Date. As of March 31, 2017, the accrued but unpaid distributions of $7.0 million were reflected as liabilities subject to compromise.

Operational Focus and Capital Expenditures

In the first three months of 2017, our capital expenditures for oil and gas activities, including capitalized engineering costs, totaled $19 million, compared to approximately $16 million in the first three months of 2016.  We spent approximately $7 million in Ark-La-Tex, $5 million in Mid-Continent, $3 million in the Permian Basin, $2 million in the Southeast, $1 million in the Midwest, and $1 million in California. In the first three months of 2017, we drilled and completed one net productive well in Ark-La-Tex and performed six net recompletions. We drilled and completed one net productive well in the Permian Basin and performed four net recompletions. We also performed four net recompletions in California, four in the Southeast and one in Mid-Continent.

Our 2017 capital spending program for oil and gas activities, including capitalized engineering costs and excluding acquisitions, is expected to be approximately $100 million. This compares with approximately $65 million in 2016. We anticipate that 60% of our total capital spending will be for drilling and rate-generating projects and CO2 purchases that are designed to increase or add to production or reserves. In 2017, we plan to drill 20 wells in Ark-La-Tex and the Permian Basin.

Commodity Prices

Our revenues and net income are sensitive to oil, NGL and natural gas prices, which have been and are expected to continue to be highly volatile.

In the first quarter of 2017, the NYMEX WTI spot price averaged $52 per barrel, compared with approximately $33 per barrel in the first quarter of 2016.  In the first three months of 2017, the NYMEX WTI spot price ranged from a low of $47 per barrel to a high of $54 per barrel. In the first three months of 2016, the NYMEX WTI spot price ranged from a low of $26 per barrel to a high of $41 per barrel.

In the first quarter of 2017, the Henry Hub natural gas spot price averaged $3.02 per MMBtu compared with approximately $1.99 per MMBtu in the first quarter of 2016.  In the first three months of 2017, the Henry Hub natural gas spot price ranged from a low of $2.44 per MMBtu to a high of $3.71 per MMBtu.  In the first three months of 2016, the Henry Hub spot price ranged from a low of $1.49 per MMBtu to a high of $2.54 per MMBtu.  In the first quarter of 2017, the MichCon natural gas spot price averaged $3.35 per MMBtu compared with approximately $2.18 per MMBtu in the first quarter of 2016.

Sustained low commodity prices have negatively impacted revenues, earnings and cash flows, and will have a material adverse effect on our liquidity position. We expect that further declines in commodity prices, or continued low commodity prices, will not only decrease our revenues, but will also reduce the amount of crude oil and natural gas that we can produce economically, which will lower our crude oil and natural gas reserves.

The continued volatility and sustained low oil and natural gas prices increase the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market. Changing commodity prices whether lower or higher, can have a significant impact on the volumetric quantities of our proved reserve portfolio.

We recorded non-cash oil and natural gas asset impairment charges of $16.9 million during the three months ended March 31, 2017 and $283.3 million during the twelve months ended December 31, 2016. A further decline in future commodity prices could result in additional oil and gas impairment charges. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future production, market outlook on forward commodity prices, operating and development costs and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward commodity prices alone could potentially result in impairment. When testing properties for impairment, one of our oil and gas properties in Ark-La-Tex had undiscounted cash flows which exceeded the net book value by less than 5%. Had the net book value for this property exceeded the undiscounted cash flows, the estimated non-cash impairment charges would have been approximately $220 million higher for the three months ended March 31, 2017. Given the number of assumptions involved in the estimates, estimates as to sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired. Additionally, the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value if we are required to apply fresh start accounting upon emergence from Chapter 11.

Breitburn Management

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

Thousands of dollars,	Three Months Ended March 31,		Increase/(Decrease)
except as indicated	2017	2016		%
Total production (MBoe) (a)	4,128	4,848	(720)	(15)%
Oil (MBbl)	2,170	2,589	(419)	(16)%
NGLs (MBbl)	437	498	(61)	(12)%
Natural gas (MMcf)	9,123	10,567	(1,444)	(14)%
Average daily production (Boe/d)	45,867	53,275	(7,408)	(14)%
Sales volumes (MBoe) (b)	4,205	4,927	(722)	(15)%
Average realized sales price (per Boe) (c)	$35.03	$21.40	$13.63	64%
Oil (per Bbl)	48.19	29.37	18.82	64%
NGLs (per Bbl)	22.26	10.81	11.45	106%
Natural gas (per Mcf)	3.21	2.05	1.16	57%
Oil sales	108,273	78,358	29,915	38%
NGL sales	9,728	5,382	4,346	81%
Natural gas sales	29,275	21,710	7,565	35%
Gain on commodity derivative instruments	—	37,923	(37,923)	(100)%
Other revenues, net (d)	4,454	4,593	(139)	(3)%
Total revenues	151,730	147,966	3,764	3%
Lease operating expenses before taxes (e)	81,723	79,842	1,881	2%
Production and property taxes (f)	10,612	9,909	703	7%
Total lease operating expenses	92,335	89,751	2,584	3%
Purchases and other operating costs	5,172	2,618	2,554	98%
Salt water disposal costs	3,032	2,980	52	2%
Change in inventory	(751)	(375)	(376)	100%
Total operating costs	99,788	94,974	4,814	5%
Lease operating expenses before taxes per Boe (g)	19.80	16.29	3.51	22%
Production and property taxes per Boe	2.57	2.04	0.53	26%
Total lease operating expenses per Boe	22.37	18.33	4.04	22%
Depletion, depreciation and amortization (“DD&A”)	73,364	83,723	(10,359)	(12)%
DD&A per Boe	17.77	17.27	0.50	3%
Impairment of oil and natural gas properties	16,890	2,793	14,097	n/a
G&A excluding unit-based compensation (h)(i)	17,572	17,616	(44)	—%
G&A excluding unit-based compensation per Boe (j)	$4.26	$3.63	$0.63	17%

(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) Includes 93 MBoe and 90 MBoe of condensate purchased from third parties during the three months ended March 31, 2017 and 2016, respectively.
(c) Excludes the effect of commodity derivative settlements.
(d) Includes salt water disposal revenues, gas processing fees, earnings from equity investments and other operating revenues.
(e) Includes district expenses, transportation expenses and processing fees.
(f) Includes ad valorem and severance taxes.
(g) Excludes non-cash unit-based compensation expense of zero and $0.9 million for the three months ended March, 31 2017 and 2016, respectively.
(h) Excludes non-cash unit-based compensation expense of zero and $3.8 million for the three months ended March, 31 2017 and 2016, respectively.
(i) G&A expenses, excluding cash and non-cash unit-based incentive compensation, were $12.4 million and $14.1 million for the three months ended March 31, 2017 and 2016, respectively.
(j) G&A expenses per Boe, excluding cash and non-cash unit-based incentive compensation, were $2.99 and $2.91 for the three months ended March 31, 2017 and 2016, respectively.

Comparison of Results for the Three Months Ended March 31, 2017 and 2016

The variances in our results were due to the following components:

Production

For the three months ended March 31, 2017, total production was 4,128 MBoe compared to 4,848 MBoe for the three months ended March 31, 2016, a decrease of 15%, primarily due to lower oil production from our Mid-Continent, Ark-La-Tex, Rockies and Permian Basin properties due to natural field declines and our reduced capital program.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues increased $41.8 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Crude oil revenues increased $29.9 million due to higher average crude oil prices, partially offset by lower sales volume. NGL revenues increased $4.3 million primarily due to higher average NGL prices, partially offset by lower production. Natural gas revenues increased $7.6 million primarily due to higher average natural gas prices, partially offset by lower production.

Realized prices for crude oil, excluding the effect of derivative instruments, increased $18.82 per Boe, or 64%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Realized prices for NGLs, excluding the effect of derivative instruments, increased $11.45 per Boe, or 106% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Realized prices for natural gas, excluding the effect of derivative instruments, increased $1.16 per Mcf, or 57%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Gain on commodity derivative instruments

The filing of the Chapter 11 Petitions triggered an event of default under each of our ISDA Agreements and, as a result, our counterparties were permitted to terminate, and did terminate, all outstanding transactions governed by the ISDA Agreements during 2016. Gain on commodity derivative instruments for the three months ended March 31, 2016 was $37.9 million. Oil and natural gas derivative instrument settlement receipts net of payments totaled $135.4 million for the three months ended March 31, 2016. Mark-to-market loss on commodity derivative instruments for the three months ended March 31, 2016 was $97.4 million, primarily due to contracts that settled during the period partially offset by a decrease in commodity future prices during the period.

Other revenues, net

Other revenues decreased $0.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to slightly lower sulfur sales and rental income, partially offset by slightly higher salt water disposal income.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended March 31, 2017 increased $1.9 million compared to the three months ended March 31, 2016.  The increase in pre-tax lease operating expenses primarily reflects higher well services, bringing additional wells on production, and the effect that increased commodity prices had on operating costs. On a per Boe basis, pre-tax lease operating expenses excluding non-cash unit based compensation expense were 22% higher than the three months ended March 31, 2016 at $19.80 per Boe, primarily due to higher well services and the impact that lower production volumes and higher commodity prices had on our operating costs per Boe.

Production and property taxes for the three months ended March 31, 2017 totaled $10.6 million, which was $0.7 million higher than the three months ended March 31, 2016, primarily due to higher commodity prices.  On a per Boe basis, production and property taxes for the three months ended March 31, 2017 were $2.57 per Boe, which was 26% higher than the three months ended March 31, 2016, primarily due to higher commodity prices.

Change in inventory

In Florida, our crude oil sales are a function of the number and size of crude oil shipments in each quarter, and thus crude oil sales do not always coincide with volumes produced in a given period.  Sales occur on average every 12 to 14 weeks.  We match production expenses with crude oil sales.  Production expenses associated with unsold crude oil inventory are credited to operating costs through the change in inventory account.  Production expenses are charged to operating costs through the change in inventory account when they are sold.

For the three months ended March 31, 2017, the change in inventory account amounted to a credit of $0.8 million compared to a credit of $0.4 million during the same period in 2016.  The credits to inventory during the three months ended March 31, 2017 and March 31, 2016 primarily reflect a slightly lower volume of crude oil sold than produced during each period. In the three months ended March 31, 2017, we sold 117 gross MBbls and produced 128 gross MBbls of crude oil from our Florida operations.

Depletion, depreciation and amortization

DD&A totaled $73.4 million, or $17.77 per Boe, during the three months ended March 31, 2017, an increase of approximately 3% per Boe from the same period a year ago.  The increase in DD&A per Boe compared to the three months ended March 31, 2016 was primarily due to the effect the impairments of proved properties during the year ended December 31, 2016 had on our reserve volumes and DD&A rates.

Impairments

Impairments of proved properties totaled $16.9 million for the three months ended March 31, 2017, including $11.9 million in the Rockies, $4.8 million in the Permian Basin and $0.2 million in the Southeast, primarily related to the impact of the drop in commodity strip prices on projected future revenues of our lower margin properties. During the three months ended March 31, 2016, impairments of proved properties totaled $2.8 million including $2.1 million in the Southeast, $0.5 million in the Permian Basin and $0.2 million in the Rockies, primarily related to the impact of lower commodity strip prices on projected future revenues of certain lower margin properties.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $17.6 million and $21.4 million for the three months ended March 31, 2017 and 2016, respectively.  The three months ended March 31, 2016 included $3.8 million in non-cash unit-based incentive compensation expense.  The three months ended March 31, 2017 and 2016 included $5.2 million and $3.5 million in cash-based incentive compensation, respectively. G&A expenses, excluding cash and non-cash unit-based incentive compensation, were $12.4 million and $14.1 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in G&A excluding cash and non-cash incentive compensation during the three months ended March 31, 2017 was primarily due to lower employee related expenses due to a decrease in the number of employees, lower accounting and legal fees and lower office rent. On a per Boe basis, G&A expenses excluding cash and non-cash incentive compensation were $2.99 and $2.91 for the three months ended March 31, 2017 and 2016, respectively.

Restructuring costs

During the three months ended March 31, 2016, we completed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. There were no workforce reduction plans during the three months ended March 31, 2017. The workforce reductions during the three months ended March 31, 2016 were communicated to affected employees on various dates, and all such notifications were completed by March 31, 2016. The plan resulted in a reduction of approximately 57 employees. In connection with the 2016 reduction, we incurred a total cost of approximately $2.8 million, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs.

Interest expense, net of amounts capitalized

Interest expense totaled $22.1 million and $56.0 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in interest expense was primarily due to $15.0 million and $23.3 million lower interest expense on our Senior Secured Notes and Senior Unsecured Notes, respectively, during the three months ended March 31, 2017 due to the filing of the Chapter 11 Cases, $4.6 million write-off of debt issuance costs during the three months ended March 31, 2016 related to the reduction of the elected commitment amount under our RBL Credit Agreement, and $4.1 million amortization of debt issuance costs, discounts and premiums during the three months ended March 31, 2016, partially offset by $13.1 million higher RBL Credit Agreement interest expense in 2017 due to a higher default interest rate resulting from the commencement of the Chapter 11 Cases.

Interest expense, excluding debt amortization and write-offs, totaled $22.1 million and $47.3 million for the three months ended March 31, 2017 and 2016, respectively.

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under the RBL Credit Agreement that bear interest based on floating rates. In order to mitigate our interest rate exposure, as of March 31, 2016, we had interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under the RBL Credit Agreement for 2016 and 2017, for notional amounts of $710 million and $200 million, respectively, with average fixed rates of 1.28% and 1.23%, respectively. The commencement of the Chapter 11 Cases on May 15, 2016 resulted in an event of default under our commodity and interest rate derivative agreements, resulting in a termination right by our counterparties. All of our interest rate derivative transactions were terminated in connection with the commencement of the Chapter 11 Cases. Accordingly, they are no longer accounted for at fair value, and have been recognized as payables at their termination value. We recognized a loss on interest rate swaps of $2.3 million during the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

Historically, we have used cash flow from operations, borrowings available under our revolving credit facility and amounts raised in the debt and equity capital markets to fund our operations, capital expenditures, acquisitions and cash distributions. More recently, since late 2014, we have had limited access to the credit and capital markets as a result of declines and volatility in oil and natural gas prices. Although oil and natural gas prices have increased since we filed the Chapter 11 Petitions, they remain low historically, and the uncertainty resulting from the Chapter 11 Cases, combined with the uncertainty surrounding future commodity prices, has significantly increased the cost of obtaining money in these markets and limited our ability to access these markets currently as a source of funding. Since the filing of the Chapter 11 Petitions, our principal sources of liquidity have been limited to cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement. As of March 31, 2017 and December 31, 2016, we had no amounts borrowed at each date and $51.4 million and $37.9 million, respectively, in letters of credit outstanding under the DIP Credit Agreement. As of March 31, 2017 and December 31, 2016, we had $460 million of estimated derivative instrument settlements receivable from the termination of all of our outstanding derivative transactions. Each of our counterparties is required to hold any proceeds due to us in a book entry account maintained by it pursuant to and subject to the provisions of the order of the Bankruptcy Court approving the DIP Credit Agreement, with the rights of all of the parties reserved as to the ultimate disposition of the proceeds. As such, we currently do not have access to these proceeds and cannot predict with certainty when, if at all, we will have access to these proceeds.

Liquidity and Ability to Continue as a Going Concern

Although we believe our cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement will be adequate to meet the operating costs of our existing business, there are no assurances that we will have sufficient liquidity to continue to fund our operations or allow us to continue as a going concern until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, and thereafter. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. In addition, we have incurred and continue to incur significant professional fees and costs in connection with the administration of the Chapter 11 Cases, including the fees and expenses of the professionals retained by two statutory committees appointed in the Chapter 11 Cases. We are making adequate protection payments with respect to the lenders under the RBL Credit Agreement consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

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

In addition to the uncertainty resulting from the Chapter 11 Cases, although commodity prices have rebounded over the last 12 months, oil and natural gas prices continue to remain low historically. During the three months ended March 31, 2014, 2015, 2016 and 2017, the WTI posted price averaged approximately $99 per Bbl, $48 per Bbl, $33 per Bbl and $52 per Bbl, respectively. During the three months ended March 31, 2014, 2015, 2016 and 2017, the Henry Hub posted price averaged approximately $5.09 per MMBtu, $2.90 per MMBtu, $1.99 per MMBtu and $3.02 per MMBtu. Our revenue, profitability and cash flow are highly sensitive to movements in oil and natural gas prices. Sustained depressed prices of oil and natural gas will materially adversely affect our assets, development plans, results of operations and financial condition. The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. As of March 31, 2017, none of our estimated future production was covered by commodity derivatives, and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all. As a result, we have significant exposure to fluctuations in oil and natural gas prices and our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, results of operations and financial condition.

If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and would likely be required to implement further cost reductions, significantly reduce, delay or eliminate capital expenditures, seek other financing alternatives or seek the sale of some or all of our assets. If we (i) continue to limit, defer or eliminate future capital expenditure plans, (ii) are unsuccessful in developing reserves and adding production through our capital program or (iii) implement cost-cutting efforts that are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected. We have been managing our operating activities and liquidity carefully in light of the uncertainty regarding future oil and natural gas prices and the Chapter 11 Cases. To fund capital expenditures, we will be required to use cash on hand, cash generated from operations or borrowings under the DIP Credit Agreement, or some combination thereof. We expect our full year 2017 capital spending program to be approximately $100 million, compared with approximately $65 million in 2016, approximately $209 million in 2015 and approximately $389 million in 2014. We anticipate that 60% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases in our core operating areas of Ark-La-Tex, the Permian Basin and Mid-Continent that are designed to increase or add to production or reserves.

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement, as borrower, with the DIP Lenders and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders made available a revolving credit facility in an aggregate principal amount of $150 million, which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million, and a swingline facility in an aggregate principal amount not to exceed a sublimit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the stated maturity of the DIP Credit Agreement of June 30, 2017. In addition, the maturity date of the DIP Credit Agreement may be accelerated upon the occurrence of certain events as set forth therein. The DIP Credit Agreement also permits the cash collateralization of letters of credit issued for ordinary course of business purposes by Wells Fargo Bank, National Association. The DIP Credit Agreement does not permit us to make distributions on our Common Units.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors as described above.

At March 31, 2017 and December 31, 2016, we had no borrowings outstanding and $51.4 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

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

RBL Credit Agreement

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, are party to a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and a syndicate of banks with a maturity date of November 19, 2019. We entered into the RBL Credit Agreement on November 19, 2014. The RBL Credit Agreement limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. At each of March 31, 2017, and December 31, 2016, we had $1.2 billion in indebtedness outstanding under the RBL Credit Agreement, the borrowing base was $1.8 billion and the aggregate commitment from lenders was $1.4 billion.

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

We are required to make adequate protection payments to the lenders under the RBL Credit Agreement, which includes the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are recognizing the default interest accrued on the RBL Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At March 31, 2017, the default interest rate on the RBL Credit Agreement was 7.25%.

Senior Unsecured Notes

As of March 31, 2017 and December 31, 2016, we had $850 million in aggregate principal amount of 2022 Senior Notes outstanding and $305 million in aggregate principal amount of 2020 Senior Notes outstanding. Interest on the Senior Unsecured Notes was payable twice a year in April and October.

As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, we did not pay $33.5 million in interest due with respect to our 2022 Senior Notes and $13.2 million in interest due with respect to our 2020 Senior Notes, each of which were due on April 15, 2016

As of March 31, 2017 and December 31, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values.

Senior Secured Notes

As of March 31, 2017 and December 31, 2016, we had $650 million in aggregate principal amount of Senior Secured Notes outstanding. Interest on the Senior Secured Notes was payable quarterly in March, June, September and December. As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes subsequent to the Chapter 11 filing date. As of March 31, 2017 and December 31, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value.

Common Units

As of March 31, 2017 and December 31, 2016, we had 213.8 million Common Units outstanding. The Board suspended distributions on Common Units effective with the third monthly payment attributable to the third quarter of 2015.

Preferred Units

As of March 31, 2017 and December 31, 2016, we had 8.0 million Series A Preferred Units outstanding. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of current distributions.

As of March 31, 2017 and December 31, 2016, we had 49.6 million Series B Preferred Units outstanding. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. We have not been accruing distributions on the Series A Preferred Units and Series B Preferred Units since the Chapter 11 Filing Date.

During the three months ended March 31, 2016, we recognized $4.1 million of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations.

Distributions on the Series B Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our Board out of legally available funds for such purpose.  During three months ended March 31, 2016, we recognized $7.4 million of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

Cash Flows

Operating activities.  Our cash used in operating activities for the three months ended March 31, 2017 was $8.7 million compared to cash provided by operating activities of $126.8 million for the three months ended March 31, 2016. The decrease in cash flows from operating activities was primarily due to $135.4 million lower commodity derivative settlement receipts due to the termination of our derivative transactions in connection with the filing of the Chapter 11 Petitions, $35.3 million higher cash interest expense, a 15% decrease in sales volume primarily due to lower production from our Mid-Continent, Ark-La-Tex, Rockies and Permian Basin properties, which reduced sales revenue by approximately $16.0 million and a $4.8 million increase in operating costs primarily at our Ark-La-Tex, Southeast and Midwest properties. These decreases were partially offset by higher commodity prices, which increased sales revenue by approximately $57.8 million. Cash flows from other working capital changes during the three months ended March 31, 2017 were $54.2 million lower than the three months ended March 31, 2016, primarily due to the interest that was payable on Senior Unsecured Notes at March 31, 2016.

Investing activities.  Net cash flows used in investing activities during the three months ended March 31, 2017 and 2016 were $21.6 million and $19.4 million, respectively. During the three months ended March 31, 2017, we spent $20.5 million on capital expenditures, primarily for oil and gas activities, $0.8 million deposit on a property acquired in April 2017 and $0.6 million on property acquisitions, primarily for unproved properties, partially offset by $0.3 million in net proceeds from sale of assets. During the three months ended March 31, 2016, we spent $27.0 million on capital expenditures, consisting of approximately $24.6 million primarily for drilling and completion activities, and approximately $2.4 million for IT and other capital expenditures, $5.4 million on purchases of available-for-sale securities, and $3.9 million on property acquisitions, primarily for CO2 producing properties, partially offset by $11.8 million in net proceeds from sale of assets and $5.1 million in proceeds from the sale of available-for-sale securities.

Financing activities.  Net cash flows used in financing activities for the three months ended March 31, 2017 and 2016 were $1.2 million and $36.2 million, respectively.  During the three months ended March 31, 2017, we paid $1.2 million in debt issuance costs related to the DIP Credit Agreement. During the three months ended March 31, 2016, we made cash distributions of $4.1 million on Series A Preferred Units, and borrowed $37.0 million and repaid $69.0 million under the RBL Credit Agreement.

Contractual Obligations and Commitments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable, including hedge settlements receivable. Our hedge settlements receivable expose us to credit risk from counterparties. As of March 31, 2017, our our hedge settlements receivable were due from Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PNC Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, MUFG Union Bank N.A. and Wells Fargo Bank, N.A. Our counterparties are all lenders, or affiliates of lenders, that participate in the RBL Credit Agreement. The RBL Credit Agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to fail to perform in accordance with the terms of the contract. This risk has been managed by diversifying our derivatives portfolio. As of March 31, 2017, each of these financial institutions and/or their parent company had an investment grade credit rating from Moody’s Investors Service and Standard & Poor’s. As of March 31, 2017, our largest derivative instruments receivable were with Barclays Bank PLC, Credit Suisse Energy LLC, Morgan Stanley Capital Group Inc., , , and Wells Fargo Bank, N.A., which accounted for approximately 14%, 12%, 11% and 11% of our total derivative instruments receivable, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

New Accounting Standards

See Note 1 to the consolidated financial statements in this report for a discussion of new accounting standards applicable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” included under Part II—Item 7A in our 2016 Annual Report.  Also, see Note 4 to the consolidated financial statements in this report for additional discussion related to our financial instruments. In the past, we have entered into derivative instruments to manage our exposure to commodity price and interest rate volatility, and to assist with stabilizing cash flows. As a result of certain events of default under our derivative contracts, all of our derivative transactions have been terminated.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. For information relating to the Chapter 11 Cases, see Part I—Item 2 “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Cases” and Note 2 to the consolidated financial statements in this report.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2016 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

For information regarding the Chapter 11 Cases, see Note 2 to the consolidated financial statements in this report.

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
3.4
First Amendment to Third Amended and Restated Limited Partnership Agreement of Breitburn Energy Partners LP, effective as of May 13, 2016 (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 8, 2017).

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

3.8
Amendment No. 3 to the Fourth Amended and Restated Limited Liability Company Agreement of Breitburn GP LLC, effective as of May 13, 2016 (incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K filed on March 8, 2017).

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

10.1
Form of Breitburn Energy Partners LP Incentive Bonus Award Agreement (KEIP) for 2017 grants (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Annual Report on Form 10-K filed on April 28, 2017).

10.2
Form of Breitburn Energy Partners LP Incentive Bonus Award Agreement (KEP) for 2017 grants (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Annual Report on Form 10-K filed on April 28, 2017).

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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	May 10, 2017	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	May 10, 2017	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer