Form 10-Q
period 2017-06-30
Breitburn Energy Partners LP
filed 2017-08-09
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Yes ☐     No ☒

As of August 8, 2017, the registrant had 213,789,296 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil, natural gas liquids (“NGL”) and natural gas prices, including further or sustained declines in the prices we receive for our production; risks and uncertainties associated with the restructuring process, including our inability to develop, confirm and consummate a plan under chapter 11 of the United States Bankruptcy Code or an alternative restructuring transaction; inability to maintain our relationships with suppliers, customers, other third parties or our employees as a result of the restructuring process; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness; ability to continue to borrow under our debtor-in-possession credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; changes in our business strategy; ability to obtain external capital to finance exploitation and development operations and acquisitions; the potential need to sell certain assets, restructure our debt or raise additional capital; our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern; failure of properties to yield oil or natural gas in commercially viable quantities; ability to integrate successfully the businesses we acquire; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”), and under Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)

Thousands of dollars	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$10,424	$71,124
Accounts and other receivables, net	536,548	549,544
Related party receivables (note 4)	587	860
Inventory	1,637	998
Prepaid expenses and other current assets	9,282	8,230
Total current assets	558,478	630,756
Equity investments	5,550	7,160
Property, plant and equipment
Oil and natural gas properties	7,959,537	7,907,136
Other property, plant and equipment	189,425	192,724
	8,148,962	8,099,860
Accumulated depletion, depreciation, and impairment (note 5)	(4,831,025)	(4,686,214)
Net property, plant and equipment	3,317,937	3,413,646
Other long-term assets
Other long-term assets (note 6)	65,869	63,846
Total assets	$3,947,834	$4,115,408
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$52,731	$47,838
Current portion of long-term debt (note 7)	1,198,259	1,198,259
Current portion of asset retirement obligation	5,031	5,905
Revenue and royalties payable	35,606	37,271
Wages and salaries payable	11,489	11,057
Accrued interest payable	610	21,064
Production and property taxes payable	15,630	15,340
Other current liabilities	13,979	17,466
Total current liabilities	1,333,335	1,354,200

Liabilities subject to compromise (note 2)	1,878,781	1,879,176

Long-term debt (note 7)	3,109	3,094
Deferred income taxes	2,591	2,771
Asset retirement obligation (note 9)	260,199	252,589
Other long-term liabilities	17,142	17,551
Total liabilities	3,495,157	3,509,381
Commitments and contingencies (note 10)
Equity
Series A preferred units, 8.0 million units issued and outstanding at each of June 30, 2017 and December 31, 2016 (note 11)	193,215	193,215
Series B preferred units, 49.6 million units issued and outstanding at each of June 30, 2017 and December 31, 2016 (note 11)	359,611	359,611
Common unitholders' (deficit) equity, 213.8 million units issued and outstanding at each of June 30, 2017 and December 31, 2016 (note 11)	(109,115)	45,158
Accumulated other comprehensive income (note 12)	1,453	1,032
Total partners' equity	445,164	599,016
Noncontrolling interest	7,513	7,011
Total equity	452,677	606,027
Total liabilities and equity	$3,947,834	$4,115,408

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars, except per unit amounts	2017	2016	2017	2016
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$136,703	$127,282	$283,979	$232,732
Loss on commodity derivative instruments, net (note 3)	—	(92,210)	—	(54,287)
Other revenue, net	4,406	4,362	8,860	8,955
Total revenues and other income items	141,109	39,434	292,839	187,400
Operating costs and expenses
Operating costs	93,724	83,795	193,512	178,769
Depletion, depreciation and amortization	63,197	81,960	136,561	165,683
Impairment of oil and natural gas properties (note 5)	321	—	17,211	2,793
General and administrative expenses	17,197	16,270	34,769	37,684
Restructuring costs (note 14)	—	2,439	—	5,248
Loss (gain) on sale of assets	8	(2)	7	(12,262)
Total operating costs and expenses	174,447	184,462	382,060	377,915

Operating loss	(33,338)	(145,028)	(89,221)	(190,515)

Interest expense, net of capitalized interest	23,024	49,917	45,105	105,906
(Gain) loss on interest rate swaps (note 3)	—	(533)	—	1,810
Other (income) expense, net	(204)	(130)	(341)	152
Reorganization items, net (note 2)	10,167	66,897	20,507	66,897

Loss before taxes	(66,325)	(261,179)	(154,492)	(365,280)

Income tax (benefit) expense	(533)	371	(431)	276

Net loss	(65,792)	(261,550)	(154,061)	(365,556)

Less: Net income (loss) attributable to noncontrolling interest	172	(235)	213	(455)

Net loss attributable to the partnership	(65,964)	(261,315)	(154,274)	(365,101)

Less: Distributions to Series A preferred unitholders	—	2,017	—	6,142
Less: Non-cash distributions to Series B preferred unitholders	—	3,737	—	11,123

Net loss used to calculate basic and diluted net loss per unit	$(65,964)	$(267,069)	$(154,274)	$(382,366)

Basic net loss per common unit (note 12)	$(0.31)	$(1.25)	$(0.72)	$(1.79)
Diluted net loss per common unit (note 12)	$(0.31)	$(1.25)	$(0.72)	$(1.79)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Basic	213,789	213,779	213,789	213,720
Diluted	213,789	213,779	213,789	213,720

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Thousands of dollars, except per unit amounts	2017		2016	2017	2016
Net loss	$(65,792)		$(261,550)	$(154,061)	$(365,556)

Other comprehensive (loss) income, net of tax:
Change in fair value of available-for-sale securities (a)	(158)		263	751	733
Pension and post-retirement benefits actuarial income (loss) (b)	1		(781)	(41)	(781)
Total other comprehensive (loss) income	(157)	—	(518)	710	(48)

Total comprehensive income loss	(65,949)	—	(262,068)	(153,351)	(365,604)

Less: Comprehensive loss attributable to noncontrolling interest	108		(447)	503	(475)

Comprehensive loss attributable to the partnership	$(66,057)		$(261,621)	$(153,854)	$(365,129)

(a) Net of income tax (benefit) expense of $(0.6) million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Net of income tax (benefit) expense of $(0.4) million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.
(b) Net of income tax expense (benefit) of less than $0.1 million and $(0.4) million for the three months ended June 30, 2017 and 2016, respectively. Net of income tax expense (benefit) of less than $0.1 million and $(0.4) million for the six months ended June 30, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
Thousands of dollars	2017	2016
Cash flows from operating activities
Net loss	$(154,061)	$(365,556)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	136,561	165,683
Impairment of oil and natural gas properties	17,211	2,793
Unit-based compensation expense	—	10,075
Loss on derivative instruments	—	56,097
Derivative instrument settlement receipts	—	172,199
Income from equity affiliates, net	1,610	(223)
Deferred income taxes	(180)	(308)
Gain on sale of assets	7	(12,262)
Non-cash reorganization items	292	48,829
Amortization and write-off of debt issuance costs	—	24,943
Other	(3,741)	1,489
Changes in net assets and liabilities
Accounts receivable and other assets	10,374	4,156
Inventory	(639)	(435)
Net change in related party receivables and payables	273	873
Accounts payable and other liabilities	(20,808)	52,641
Net cash (used in) provided by operating activities	(13,101)	160,994
Cash flows from investing activities
Property acquisitions, net of cash acquired	(1,962)	(5,983)
Capital expenditures	(44,327)	(46,287)
Proceeds from sale of assets	350	11,797
Proceeds from sale of available-for-sale securities	89	6,319
Purchases of available-for-sale securities	(92)	(6,893)
Net cash used in investing activities	(45,942)	(41,047)
Cash flows from financing activities
Distributions to preferred unitholders	—	(5,501)
Proceeds from issuance of long-term debt, net	—	37,329
Repayments of long-term debt	—	(69,000)
Proceeds from debtor-in-possession financing	3,000	—
Repayments of debtor-in-possession financing	(3,000)	—
Principal payments on capital lease obligations	—	(39)
Change in bank overdraft	8	(65)
Debtor-in-possession debt issuance costs	(1,665)	(2,672)
Long-term debt issuance costs	—	(3)
Net cash used in financing activities	(1,657)	(39,951)
(Decrease) increase in cash	(60,700)	79,996
Cash beginning of period	71,124	10,464
Cash end of period	$10,424	$90,460

See accompanying notes to consolidated financial statements.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, considered necessary for a fair statement of our financial position at June 30, 2017, our operating results for the three months and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016 have been included. Operating results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.  The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2016 Annual Report.

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

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. Topic 606 also requires disclosures sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 becomes effective January 1, 2018 and permits the use of either the full retrospective or cumulative effect transition method upon adoption. We intend to use the modified retrospective transition method applied to the contracts not yet complete as of the date of initial adoption, and to recognize the cumulative effect adjustment to our opening retained earnings balance in the period of adoption. We are continuing to evaluate the effect that adoption of Topic 606 will have on our consolidated financial statements and related disclosures, specifically principal versus agent considerations and gas imbalance arrangements. We are also continuing to monitor developments regarding Topic 606 that are unique to the oil and natural gas industry.

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

2.  Chapter 11 Cases and Liquidity

Chapter 11 Cases

On May 15, 2016, we and 21 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption “In re Breitburn Energy Partners LP, et al.,” Case No. 16-11390. No trustee has been appointed and we continue to manage ourselves and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In connection with the Chapter 11 Cases, Breitburn Operating LP (“BOLP”) entered into the Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, among itself, as borrower, Breitburn Energy Partners LP (the

“Partnership”), as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (as amended, the “DIP Credit Agreement”). The other Debtors have guaranteed all obligations under the DIP Credit Agreement. See Note 8 for a discussion of the DIP Credit Agreement.

On December 13, 2016, the Bankruptcy Court entered an order approving the First Amendment to the DIP Credit Agreement, effective as of December 15, 2016, by and among the DIP Borrower, the lenders party thereto (the “DIP Lenders”) and the Administrative Agent (the “First Amendment”). The First Amendment, among other things, (i) extended the DIP Credit Agreement’s scheduled maturity date to June 30, 2017, (ii) increased certain pricing, (iii) increased the committed amount available under the DIP Credit Agreement from $75 million to $150 million, (iv) increased the letter of credit sublimit from $50 million to $100 million and (v) provided for the payment of certain fees to the Administrative Agent and the DIP Lenders. On May 10, 2017, the Bankruptcy Court entered an order approving the Third Amendment to the DIP Credit Agreement, effective as of May 11, 2017, by and among the DIP Borrower, the Partnership, the DIP Lenders and the Administrative Agent (the “Third Amendment”). The Third Amendment, among other things, extended the DIP Credit Agreement’s scheduled maturity date to September 30, 2017 and provided for the payment of certain fees to the Administrative Agent and the DIP Lenders.

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

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the Third Amended and Restated Credit Agreement, dated as of November 19, 2014, by and among BOLP, as borrower, the Partnership, as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (as amended, the “RBL Credit Agreement”), and the indentures governing our 9.25% Senior Secured Second Lien Notes due 2020 (“Senior Secured Notes”), our 8.625% Senior Notes due 2020 (“2020 Senior Notes”) and our 7.875% Senior Notes due 2022 (“2022 Senior Notes,” and together with the 2020 Senior Notes, the “Senior Unsecured Notes”). Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. See Note 8 for a discussion of our RBL Credit Agreement (which has been reclassified from long-term debt to current portion of long-term debt on our consolidated balance sheets) and our Senior Secured Notes and Senior Unsecured Notes (which have been reclassified from long-term debt to liabilities subject to compromise on our consolidated balance sheets).

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

The commencement of the Chapter 11 Cases also resulted in a termination right by our counterparties on our commodity and interest rate derivative instruments. See Note 3 for a discussion of the derivative instruments, which were terminated, and resulted in $460.0 million in estimated hedge settlements receivable and $4.1 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities, respectively, on the consolidated balance sheet at each of June 30, 2017 and December 31, 2016, respectively.

Effect of Filing on Creditors and Unitholders

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”) and Series B Perpetual Convertible Preferred Units (“Series B Preferred Units”). In addition, we elected to defer a $33.5 million interest payment due with respect to our 2022 Senior Notes and a $13.2 million interest payment due with respect to our 2020 Senior Notes, with each such interest payment due on April 15, 2016 and subject to a 30-day grace period. As a consequence of the commencement of the Chapter 11 Cases, such interest payments have not been made, and are classified as liabilities subject to compromise on the consolidated balance sheet at June 30, 2017 and December 31, 2016.

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

Debtors Condensed Combined Financial Statements. Two of our subsidiaries, Breitburn Collingwood Utica LLC and East Texas Salt Water Disposal Company (“ETSWDC”), are non-debtors (“Non-Debtors”). Accordingly, these entities will be accounted for under GAAP for entities not in bankruptcy and outside the scope of ASC 852. The Non-Debtors are minor subsidiaries, and, as such, we have not presented Debtors Condensed Combined Financial Statements.

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results. The following table summarizes the components included in reorganization items, net on our consolidated statements of operations for the three months ended June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars	2017	2016	2017	2016
Debt discounts/premiums and issuance costs	$—	$48,829	$—	$48,829
Advisory and professional fees	9,226	13,963	19,383	13,963
DIP Credit Agreement debt issuance costs	465	4,172	465	4,172
Other	476	(67)	659	(67)
Reorganization items, net	$10,167	$66,897	$20,507	$66,897

We use this category to reflect the net expenses and gains and losses that are the result of the reorganization and restructuring of the business. Advisory and professional fees included in the table above represent professional fees for post-petition expenses. As of June 30, 2017, we had $12.7 million of accrued reorganization costs not yet paid included in accounts payable on the consolidated balance sheet, consisting primarily of advisory and professional fees.

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

The following table summarizes the components of liabilities subject to compromise included in our consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	As of
Thousands of dollars	June 30, 2017	December 31, 2016
Senior Unsecured Notes	$1,155,000	$1,155,000
Senior Secured Notes	650,000	650,000
Accrued interest payable	61,908	61,908
Accounts payable	4,899	5,294
Distributions payable	6,974	6,974
Total liabilities subject to compromise	$1,878,781	$1,879,176

Liquidity and Ability to Continue as a Going Concern

Although we believe our cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement will be adequate to meet the operating costs of our existing business, there are no assurances that we will have sufficient liquidity to continue to fund our operations or allow us to continue as a going concern until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, and thereafter. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. In addition, we have incurred and continue to incur significant professional fees and costs in connection with the administration of the Chapter 11 Cases, including the fees and expenses of the professionals retained by two statutory committees appointed in the Chapter 11 Cases. We are making adequate protection payments with respect to the lenders under the RBL Credit Agreement, consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

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

In addition to the uncertainty resulting from the Chapter 11 Cases, oil and natural gas prices continue to remain low historically. During the six months ended June 30, 2014, 2015, 2016 and 2017, the WTI posted price averaged approximately $101 per Bbl, $53 per Bbl, $40 per Bbl and $50 per Bbl, respectively. During the six months ended June 30, 2014, 2015, 2016 and 2017, the Henry Hub posted price averaged approximately $4.89 per MMBtu, $2.82 per MMBtu, $2.07 per MMBtu and $3.05 per MMBtu. Our revenue, profitability and cash flow are highly sensitive to movements in oil and natural gas prices. Sustained depressed prices of oil and natural gas materially adversely affect our assets, development plans, results of operations and financial condition. The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. As of June 30, 2017, none of our estimated future production was covered by commodity derivatives, and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all. As a result, we have significant exposure to fluctuations in oil and natural gas prices and our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, results of operations and financial condition.
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

The derivative transactions are no longer accounted for at fair value under ASC 815, because they were terminated in connection with our filing of the Chapter 11 Petitions and have been evaluated as receivables or payables at termination value. At the termination dates, expected settlement receipts on terminated contracts were reclassified from current and long-term derivative instrument assets to accounts and other receivables, net on the consolidated balance sheets and expected settlement payments on terminated contracts were reclassified from current and long-term derivative instrument liabilities to other current liabilities on the consolidated balance sheets. At each of June 30, 2017 and December 31, 2016, we had $460.0 million of estimated hedge settlements receivable and $4.1 million in estimated hedge settlements payable, reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheet, respectively.

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of the Hedge Termination Obligations, with the remaining Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. See Note 15 for information.

All of our derivative counterparties were lenders, or affiliates of lenders, under the RBL Credit Agreement (see Note 8). In connection with Bankruptcy Court approval of the DIP Credit Agreement, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. Each such counterparty was required to hold any proceeds due to the Debtors (“Hedge Proceeds”) in a book entry account maintained by it pursuant to and subject to the provisions of the order of the Bankruptcy Court approving the DIP Credit Agreement, with the rights of all of the parties reserved as to the ultimate disposition of the proceeds.

Payables due to our counterparties (“Hedge Termination Obligations”) with respect to our derivative obligations constituted secured obligations under the RBL Credit Agreement. Because the RBL Credit Agreement was fully collateralized at the Chapter 11 Filing Date, and is excluded from liabilities subject to compromise, settlements payable due to our counterparties were reflected in accounts payable on the consolidated balance sheet rather than in liabilities subject to compromise.

We had no gains or losses on derivative instruments during the three months and six months ended June 30, 2017. The following table presents gains and losses on derivative instruments during the three months and six months ended June 30, 2016:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended June 30, 2016
Net (loss) gain	$(71,720)	$(20,490)	$533	$(91,677)

Six Months Ended June 30, 2016
Net loss	$(43,345)	$(10,942)	$(1,810)	$(56,097)
(a) Included in loss on commodity derivative instruments, net on the consolidated statements of operations.
(b) Included in gain (loss) on interest rate swaps on the consolidated statements of operations.

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

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and six months ended June 30, 2017 and 2016. Our policy is to recognize transfers between levels as of the end of the period.

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

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of June 30, 2017
Available-for-sale securities
Equities	1,620	—	—	1,620
Mutual funds	11,742	—	—	11,742
Exchange traded funds	8,181	—	—	8,181
Net assets	$21,543	$—	$—	$21,543

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2016
Available-for-sale securities
Equities	1,492	—	—	1,492
Mutual funds	11,229	—	—	11,229
Exchange traded funds	7,675	—	—	7,675
Net assets	$20,396	$—	$—	$20,396

Credit and Counterparty Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable, including hedge settlements receivable. Our hedge settlements receivable expose us to credit risk from counterparties. As of June 30, 2017, our hedge settlements receivable were due from Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PNC Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, MUFG Union Bank N.A. and Wells Fargo Bank, N.A. All of our counterparties were lenders, or affiliates of lenders, under the RBL Credit Agreement. The RBL Credit Agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to fail to perform in accordance with the terms of the contract. This risk has been managed by diversifying our derivatives portfolio.  As of June 30, 2017, each of these financial institutions had an investment grade credit rating from Moody’s Investors Service and Standard & Poor’s.

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of the Hedge Termination Obligations, with the remaining Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. See Note 15 for more information.

4.  Related Party Transactions

Breitburn Management Company LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management. Breitburn Management also provided administrative services to Pacific Coast Energy Company LP (“PCEC”), our predecessor, under an administrative services agreement (as amended, the “Administrative Services Agreement”), in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations. PCEC and Breitburn Management agreed to terminate the Administrative Services Agreement effective June 30, 2016. Upon termination of the Administrative Services Agreement on June 30, 2016, PCEC was no longer considered a related party, as Breitburn Management and its management team no longer managed or had significant influence over PCEC. For the each of three months and six months ended June 30, 2016, the monthly fee paid by PCEC for indirect expenses was $0.7 million. For the three months and six months ended June 30, 2016, the monthly charges to PCEC for indirect expenses totaled $2.1 million and $4.2 million, and charges for direct expenses including payroll and administrative costs totaled $2.4 million and $4.4 million, respectively.

At June 30, 2017 and December 31, 2016, we had receivables of $0.6 million and $0.9 million, respectively, due from certain of our other affiliates, representing investments in natural gas processing facilities, primarily for management fees and operational expenses incurred on their behalf.

On June 7, 2016, PCEC, Pacific Coast Energy Holdings LLC (“PCEH”) and PCEC (GP) LLC (collectively, the “PCEC Parties”) provided written notice to the Partnership, Breitburn GP LLC and Breitburn Management (collectively, the “Breitburn Parties”) of their intent to terminate the Omnibus Agreement, dated August 26, 2008, among the PCEC Parties and the Breitburn Parties (as amended, the “Omnibus Agreement”), effectively immediately. The Omnibus Agreement detailed rights between the PCEC Parties and the Breitburn Parties with respect to certain business opportunities. Pursuant to Section 4.12 of the Omnibus Agreement, either PCEH, on behalf of the PCEC Parties, or Breitburn Management, on behalf of the Breitburn Parties, had the right to terminate the Omnibus Agreement at such time as PCEC and Breitburn Management ceased to be under common management or upon the termination of the Administrative Services Agreement, which occurred on June 30, 2016, as discussed.

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

For impairment charges, the associated property’s expected future net cash flows were discounted using a market-based long-term weighted average cost of capital rate that approximated 14% at June 30, 2017 and 13% at December 31, 2016.

There were no impairments during the three months ended June 30, 2016. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our business plan.

At June 30, 2017, the assumptions from our business plan were included in our impairment reserves analysis. For certain impaired fields, recent operating performance resulted in lower production estimates than previously forecast. Our business plan was prepared with the assumption that we emerge from Chapter 11 and continue to hold and use our assets for their economic lives up to and including final dispositions. Other assumptions and/or revisions in our business plan could result in material changes to the undiscounted cash flows used in our impairment analysis. Accordingly, we cannot estimate what impact, if any, other assumptions or courses of action or their probabilities of occurrence could have on our undiscounted cash flows at June 30, 2017.

Non-cash impairment charges totaled $0.3 million for the three months ended June 30, 2017, including $0.2 million in California and $0.1 million in the Southeast, primarily related to lower future production expected from certain lower margin properties. There were no impairments during the three months ended June 30, 2016.

Non-cash impairment charges totaled $17.2 million for the six months ended June 30, 2017, including $11.9 million in the Rockies, $4.8 million in the Permian Basin, $0.3 million in the Southeast and $0.2 million in California, primarily related to the impact of the drop in commodity strip prices on projected future revenues of lower margin properties. Impairments totaled $2.8 million for the six months ended June 30, 2016, including $2.1 million in the Southeast, $0.5 million in the Permian Basin, and $0.2 million in the Rockies.

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

6. Other Long-Term Assets

As of June 30, 2017 and December 31, 2016, our other long-term assets were as follows:

	As of
Thousands of dollars	June 30, 2017	December 31, 2016
Available-for-sale securities	$21,543	$20,396
Deposit for Jay Field net profit interest obligation	18,263	18,263
Property reclamation deposit	10,752	10,738
Other	15,311	14,449
Total	$65,869	$63,846

7.  Debt

Our debt is detailed in the following table:

	As of
Thousands of dollars	June 30, 2017	December 31, 2016
RBL Credit Agreement	$1,198,259	$1,198,259
Promissory note	2,938	2,938
Senior Secured Notes	650,000	650,000
2020 Senior Notes	305,000	305,000
2022 Senior Notes	850,000	850,000
Capital lease obligations	171	156
Total debt	$3,006,368	$3,006,353
Less: Current portion of debt	(1,198,259)	(1,198,259)
Less: Amounts reclassified to liabilities subject to compromise	(1,805,000)	(1,805,000)
Total long-term debt	$3,109	$3,094

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement, as borrower, with the lenders party thereto (the “DIP Lenders”) and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders made available a revolving credit facility in an aggregate principal amount of $150 million, which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million, and a swingline facility in an aggregate principal amount not to exceed a sublimit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the scheduled maturity of the DIP Credit Agreement of June 30, 2017. In addition, the maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement. On May 10, 2017, the Bankruptcy Court entered an order approving the Third Amendment to the DIP Credit Agreement, effective as of May 11, 2017. The Third Amendment, among other things, extended the DIP Credit Agreement’s scheduled maturity date to September 30, 2017 and provided for the payment of certain fees to the Administrative Agent and the DIP Lenders.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors.

At June 30, 2017 and December 31, 2016, we had no borrowings outstanding and $52.1 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the RBL Credit Agreement, the Senior Secured Notes, and the Senior Unsecured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.

RBL Credit Agreement

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, are party to a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and a syndicate of banks with a maturity date of November 19, 2019. We entered into the RBL Credit Agreement on November 19, 2014. The RBL Credit Agreement limited the amounts we could borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. At each of June 30, 2017 and December 31, 2016, we had $1.2 billion in indebtedness outstanding under the RBL Credit Agreement.

At the Chapter 11 Filing Date, we had $1.2 billion in aggregate principal amount outstanding under the RBL Credit Agreement, the borrowing base was $1.8 billion and the aggregate commitment from lenders was$1.4 billion. The RBL Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. We determined at the Chapter 11 Filing Date that the RBL Credit Agreement was fully collateralized. As a result of the automatic acceleration of our obligations under the RBL Credit Agreement as a consequence of the commencement of the Chapter 11 Cases, we reclassified the entire RBL Credit Agreement balance to current portion of long-term debt on the consolidated balance sheet. As of the Chapter 11 Filing Date, we recognized $15.7 million of interest expense for the full write-off of unamortized debt issuance costs related to the RBL Credit Agreement.

We are required to make adequate protection payments to the lenders under the RBL Credit Agreement, which includes the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are recognizing the default interest accrued on the RBL Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At June 30, 2017, the default interest rate on the RBL Credit Agreement was 7.5%.

The carrying value of the RBL Credit Agreement at June 30, 2017 and December 31, 2016 approximated fair value. We consider the fair value of the RBL Credit Agreement to be Level 2, as it is based on the current active market prime rate.

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of the Hedge Termination Obligations, with the remaining Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. See Note 15 for more information.

Senior Secured Notes

As of June 30, 2017 and December 31, 2016, we had $650 million in aggregate principal amount of 9.25% Senior Secured Notes due 2020 outstanding. Prior to the commencement of the Chapter 11 Cases, interest on our Senior Secured Notes was payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes. As of June 30, 2017, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value of the notes of $650 million. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Secured Notes of $7.5 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Secured Notes after the commencement of the Chapter 11 Cases. Unrecognized, contractual interest expense on the Senior Secured Notes for the three months and six months ended June 30, 2017 was $15.1 million and $30.1 million, respectively. Unrecognized, contractual interest expense on the Senior Secured Notes for each of the three months and six months ended June 30, 2016 was $7.5 million.

As a result of the filing of the Chapter 11 Cases, the fair value of our Senior Secured Notes at June 30, 2017 and December 31, 2016 cannot be reasonably determined.

Senior Unsecured Notes

As of June 30, 2017 and December 31, 2016, we had $305.0 million in aggregate principal amount of 2020 Senior Notes and $850 million in aggregate principal amount of 2022 Senior Notes. Interest on the 2020 Senior Notes and the 2022 Senior Notes was payable twice a year in April and October.

As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, we did not pay $33.5 million in interest due with respect to our 2022 Senior Notes and $13.2 million interest due with respect to our 2020 Senior Notes, each of which were due on April 15, 2016

As of June 30, 2017 and December 31, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values. No interest expense has been recognized on the Senior Unsecured Notes subsequent to the filing of the Chapter 11 Petitions. Unrecognized contractual interest expense on the Senior Unsecured Notes for the three months and six months ended June 30, 2017 was $23.3 million and $46.6 million, respectively. Unrecognized contractual interest expense on the Senior Unsecured Notes for each of the three months and six months ended June 30, 2016 was $11.7 million.

As a result of the filing of the Chapter 11 Cases, the fair value of our Senior Unsecured Notes at June 30, 2017 and December 31, 2016 cannot be reasonably determined.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands of dollars	2017	2016	2017	2016
RBL Credit Agreement (including commitment fees) and other debt	$23,024	$13,335	$45,105	$22,334
Senior Secured Notes	—	7,517	—	22,548
Senior Unsecured Notes	—	11,655	—	34,966
Amortization of net discount/premium and debt issuance costs	—	17,463	—	26,138
Capitalized interest	—	(53)	—	(80)
Total	$23,024	$49,917	$45,105	$105,906
Cash paid for interest	$24,693	$37,606	$65,559	$43,168

8. Condensed Consolidating Financial Statements

The Partnership and Breitburn Finance Corporation (“Breitburn Finance”) (and BOLP, with respect to the Senior Secured Notes), as co-issuers, and certain of the Partnership’s subsidiaries, as guarantors, issued the Senior Secured Notes and the Senior Unsecured Notes (collectively, the “Senior Notes”). All but two of our subsidiaries have guaranteed the Senior Notes, and our only non-guarantor subsidiaries, Breitburn Collingwood Utica LLC and ETSWDC, are minor subsidiaries.

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

9.  Asset Retirement Obligations

Asset retirement obligations (“ARO”) are based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years.  Estimated cash flows have been discounted at our credit-adjusted risk-free rate of approximately 14% for the six months ended June 30, 2017 and for the year ended December 31, 2016, and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our ARO valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the period ended June 30, 2017, and the year ended December 31, 2016 are presented in the following table:

	Six Months Ended	Year Ended
Thousands of dollars	June 30, 2017	December 31, 2016
Carrying amount, beginning of period	$258,494	$254,378
Liabilities added from acquisitions	49	78
Liabilities related to divested properties	—	(8,380)
Liabilities incurred from drilling	405	224
Liabilities settled	(3,735)	(3,162)
Revision of estimates	1,153	(2,362)
Accretion expense	8,864	17,718
Carrying amount, end of period	265,230	258,494
Less: Current portion of ARO	(5,031)	(5,905)
Non-current portion of ARO	$260,199	$252,589

10.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At each of June 30, 2017 and December 31, 2016, we had approximately $26.4 million of surety bonds. At June 30, 2017 and December 31, 2016, we had zero and approximately$13.0 million, respectively, in letters of credit outstanding under the RBL Credit Agreement and approximately $52.1 million and $37.9 million, respectively, in letters of credit outstanding under the DIP Credit Agreement. The increase in letters of credit under the DIP Credit Agreement reflects the transfer of letters of credit from the RBL Credit Agreement to the DIP Credit Agreement.

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

Preferred Units

As of June 30, 2017 and December 31, 2016, we had 8.0 million Series A Preferred Units outstanding. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of current distributions.

As of June 30, 2017 and December 31, 2016, we had 49.6 million Series B Preferred Units outstanding. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. We have not been accruing distributions on the Series A Preferred Units and Series B Preferred Units since the Chapter 11 Filing Date.

During the three months ended June 30, 2016, we recognized $2.0 million of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations. During three months ended June 30, 2016, we recognized $3.7 million of accrued distributions on the Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

During the six months ended June 30, 2016, we recognized $6.1 million of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations. During six months ended June 30, 2016, we recognized $11.1 million of accrued distributions on the Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

We will continue to account for our Series A Preferred Units and Series B Preferred Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 1, 2016 to the Chapter 11 Filing Date. As of June 30, 2017 and December 31, 2016, total accrued but unpaid distributions on our Series A Preferred Units and Series B Preferred Units of $7.0 million were reflected as liabilities subject to compromise.

Common Units

As of the Chapter 11 Filing Date, we had 213.8 million Common Units outstanding. We will continue to account for our Common Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective.

At each of June 30, 2017 and December 31, 2016, we had approximately 213.8 million of Common Units outstanding.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Thousands, except per unit amounts	2017	2016	2017	2016
Net loss attributable to the partnership	$(65,964)	$(261,315)	$(154,274)	$(365,101)
Less:
Distributions to Series A preferred unitholders	—	2,017	—	6,142
Non-cash distributions to Series B preferred unitholders	—	3,737	—	11,123
Net loss used to calculate basic and diluted net loss per unit	$(65,964)	$(267,069)	$(154,274)	$(382,366)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Common Units (a)	213,789	213,779	213,789	213,720
Dilutive units (b)	—	—	—	—
Denominator for diluted net loss per unit	213,789	213,779	213,789	213,720

Net loss per common unit
Basic	$(0.31)	$(1.25)	$(0.72)	$(1.79)
Diluted	$(0.31)	$(1.25)	$(0.72)	$(1.79)
(a) We had no participating securities outstanding during the three months and six months ended June 30, 2017. The three months and six months ended June 30, 2016 exclude 20,429 and 19,222, respectively, of weighted average anti-dilutive units from the calculation of the denominator for basic earnings per common unit, as we were in a loss position.
(b) We had no dilutive units outstanding during the three months and six months ended June 30, 2017. Each of the three months and six months ended June 30, 2016 excludes 413 of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

12. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended June 30,
	2017			2016
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post- retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Accumulated comprehensive income (loss), beginning of period	$772	$774	$1,546	$(72)	$121	$49

Other comprehensive (loss) income before reclassification	(169)	1	(168)	327	(781)	(454)
Amounts reclassified from accumulated other comprehensive loss (a)	11	—	11	(64)	—	(64)
Net current period other comprehensive (loss) income	(158)	1	(157)	263	(781)	(518)
Less: Accumulated comprehensive (loss) income attributable to noncontrolling interest	(65)	1	(64)	107	(319)	(212)
Accumulated comprehensive income (loss), end of period	$679	$774	$1,453	$84	$(341)	$(257)

	Six Months Ended June 30,
	2017			2016
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post- retirement Benefits	Total	Available-For-Sale Securities	Post- retirement Benefits
Accumulated comprehensive income (loss), beginning of period	$234	$798	$1,032	$(350)	$121	$(229)

Other comprehensive income (loss) before reclassification	745	(41)	704	1,209	(781)	428
Amounts reclassified from accumulated other comprehensive loss (a)	6	—	6	(476)	—	(476)
Net current period other comprehensive income (loss)	751	(41)	710	733	(781)	(48)
Less: Accumulated comprehensive income (loss) attributable to noncontrolling interest	306	(17)	289	299	(319)	(20)
Accumulated comprehensive income (loss), end of period	$679	$774	$1,453	$84	$(341)	$(257)
(a) Amounts were reclassified from accumulated other comprehensive loss to other (income) expense, net on the consolidated statements of operations.

13.  Incentive Compensation Plans

For detailed information on our various compensation plans that were in place during and prior to 2016, see Note 16 to the consolidated financial statements included in our 2016 Annual Report. Our two remaining incentive compensation plans, detailed below, are paid in cash.

Key Employee Program

In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Employee Program (“KEP”). The KEP has substantially similar terms and conditions as the Partnership’s 2016 Key Employee Program, which was approved by the Bankruptcy Court in September 2016. Payments under the KEP are contingent on the Partnership meeting certain performance metrics tied to production and lease operating expense for fiscal year 2017. Participants must be employed on the scheduled payment dates in order to receive a payment under the KEP. During the three months and six months ended June 30, 2017, we recognized $2.5 million and $5.2 million in general and administrative expenses, and $1.1 million and $2.7 million in operating costs, related to the KEP, respectively.

Key Executive Incentive Program

In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Executive Incentive Program (“KEIP”). Participants in the KEIP include the following named executive officers of Breitburn GP LLC, the general partner of the Partnership: Halbert S. Washburn, Mark L. Pease, James G. Jackson and Gregory C. Brown. The KEIP has substantially similar terms and conditions as the Partnership’s 2016 Key Executive Incentive Program, except for the use of updated metrics and the modification of the timing of award payments so that the payments are made at the conclusion of each quarterly performance period ending March 31, June 30, September 30 and December 31, 2017. The 2016 Key Executive Incentive Program was approved by the Bankruptcy Court in September 2016. Payments under the KEIP are contingent on the Partnership meeting the same performance metrics utilized in the KEP. Participants must be employed on the scheduled payment dates in order to receive a payment under the KEIP. During the three months and six months ended June 30, 2017, we recognized $1.8 million and $3.6 million general and administrative expenses, respectively, related to the KEIP.

14.  Restructuring Costs

During the three months and six months ended June 30, 2016, we executed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. In addition, we executed workforce reductions in the first half of 2016 in connection with the notice received from PCEC in February 2016 of its intention to terminate the administrative services agreement with Breitburn Management, effective as of June 30, 2016 (see Note 4 for a discussion of the administrative services agreement).

In connection with the reductions in workforce, we incurred total costs of approximately $2.4 million and $5.2 million for the three months and six months ended June 30, 2016, respectively, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. The reductions were communicated to affected employees on various dates during the six months ended June 30 2016, and all such notifications were completed by June 30, 2016. The plan resulted in a reduction of 12 and 69 employees for the three months and six months ended June 30, 2016, respectively. There were no workforce reduction plans during the three months and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
Thousands of dollars	June 30, 2016	June 30, 2016
Severance payments	$1,508	$3,451
Unit-based compensation expense	806	1,444
Other termination costs	125	353
Total	$2,439	$5,248

15. Subsequent Events

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of $4.1 million in Hedge Termination Obligations, with the remaining $460.0 million in Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. We reduced the aggregate principal amount outstanding under the RBL Credit Agreement by $452.2 million, and as of August 8, 2017, we had approximately $746.1 million in aggregate principal amount outstanding under the RBL Credit Agreement.

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

Chapter 11 Cases

On May 15, 2016, the Debtors filed the Chapter 11 Petitions. The Chapter 11 Cases are being administered jointly under the caption “In re Breitburn Energy Partners LP, et al.,” Case No. 16-11390. The Debtors include the Partnership, Breitburn Management, BOLP, Breitburn Finance, Breitburn GP LLC, Breitburn Operating GP LLC, Breitburn Sawtelle LLC, Breitburn Oklahoma LLC, Phoenix Production Company, QR Energy, LP, QRE GP, LLC, QRE Operating, LLC, Breitburn Transpetco LP LLC, Breitburn Transpetco GP LLC, Transpetco Pipeline Company, L.P., Terra Energy Company LLC, Terra Pipeline Company LLC, Breitburn Florida LLC, Mercury Michigan Company, LLC, Beaver Creek Pipeline, L.L.C., GTG Pipeline LLC and Alamitos Company. No trustee has been appointed and we continue to manage the Partnership and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In August 2016, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. In December 2016, the Bankruptcy Court entered an order approving an extension of the DIP Credit Agreement to June 30, 2017. On May 10, 2017, the Bankruptcy Court entered an order approving the Third Amendment to the DIP Credit Agreement, effective as of May 11, 2017. The Third Amendment, among other things, extended the DIP Credit Agreement’s scheduled maturity date to September 30, 2017 and provided for the payment of certain fees to the Administrative Agent and the DIP Lenders.

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the RBL Credit Agreement and the indentures governing the Senior Secured Notes and Senior Unsecured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. We are making adequate protection payments with respect to the RBL Credit Agreement, consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit

Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes.

The commencement of the Chapter 11 Cases constituted an event of default under our commodity and interest rate derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the year ended December 31, 2016, and the terminated transactions are reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheets at June 30, 2017 and December 31, 2016. The termination of these transactions has since exposed our cash flows to fluctuations in commodity prices. The terminated derivative instruments resulted in estimated settlements receivable and payable of $460.0 million and $4.1 million, respectively, at each of June 30, 2017 and December 31, 2016. On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of $4.1 million in Hedge Termination Obligations, with the remaining $460.0 million in Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. As of August 8, 2017, we had approximately $746.1 million in aggregate principal amount outstanding under the RBL Credit Agreement. See Note 15 to the consolidated financial statements in this report for more information.

We have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases. These costs are being expensed as incurred, and are expected to significantly affect our results. Reorganization items, net on the consolidated statements of operations include professional expenses, gains and losses that are the result of the reorganization and restructuring of the business, and deferred and unamortized financing costs related to the Senior Notes. Reorganization items, net totaled $10.2 million and $20.5 million for the three months and six months ended June 30, 2017, respectively, and $66.9 million for each of the three months and six months ended June 30, 2016.  For more information relating to the Chapter 11 Cases, see Note 2 to the consolidated financial statements in this report.

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

Distributions

Through March 31, 2016, we paid cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.171875 per Series A Preferred Unit, totaling $4.1 million for the three months ended March 31, 2016. Through March 31, 2016, we elected to pay our Series B Preferred Unit distributions in kind by issuing additional Series B Preferred Units (or, when elected by the unitholder, by issuing Common Units in lieu of such Series B Preferred Units) instead of cash. During the three and six months ended March 31, 2016, we declared distributions on our Series B Preferred Units of 0.006666 Series B Preferred Unit per unit in the form of 0.8 million Series B Preferred Units and 0.2 million Common Units.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Preferred Units. In the event the Partnership fails to make any distribution on the Series B Preferred Units as required under the partnership agreement, the annual distribution rate is increased by 2.00% effective as of such date until the date on which all required distributions have been made. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 15, 2016 to the Chapter 11 Filing Date. As of June 30, 2017, the accrued but unpaid distributions of $7.0 million were reflected as liabilities subject to compromise.

Operational Focus and Capital Expenditures

In the first six months of 2017, our capital expenditures for oil and gas activities, including capitalized engineering costs, totaled $46 million, compared to approximately $32 million in the first six months of 2016.  We spent approximately $15 million in Ark-La-Tex, $9 million in the Permian Basin, $8 million in Mid-Continent, $7 million in the Southeast, $4 million in California, $2 million in the Midwest, and $1 million in the Rockies. In the first six months of 2017, we drilled and completed three net productive wells and performed thirteen net recompletions in Ark-La-Tex, drilled and completed one net productive well and performed seven net recompletions in the Permian Basin, drilled and completed one net productive well and four net recompletions in the Southeast, and performed seven net recompletions in California and one in Mid-Continent.

We expect our full year 2017 capital spending program for oil and gas activities, including capitalized engineering costs and excluding acquisitions, to be approximately $110 million. We anticipate that 60% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases in our core operating areas of Ark-La-Tex, the Permian Basin and Mid-Continent that are designed to increase or add to production or reserves.

Commodity Prices

Our revenues and net income are sensitive to oil, NGL and natural gas prices, which have been and are expected to continue to be highly volatile.

In the second quarter of 2017, the NYMEX WTI spot price averaged $48 per barrel, compared with approximately $45 per barrel in the second quarter of 2016.  In the first six months of 2017, the NYMEX WTI spot price ranged from a low of $42 per barrel to a high of $54 per barrel. In the first six months of 2016, the NYMEX WTI spot price ranged from a low of $26 per barrel to a high of $51 per barrel.

In the second quarter of 2017, the Henry Hub natural gas spot price averaged $3.08 per MMBtu compared with approximately $2.15 per MMBtu in the second quarter of 2016.  In the first six months of 2017, the Henry Hub natural gas spot price ranged from a low of $2.44 per MMBtu to a high of $3.71 per MMBtu.  In the first six months of 2016, the Henry Hub spot price ranged from a low of $1.49 per MMBtu to a high of $2.94 per MMBtu.  In the second quarter of 2017, the MichCon natural gas spot price averaged $3.11 per MMBtu compared with approximately $1.99 per MMBtu in the second quarter of 2016.  In the first six months of 2017, the MichCon natural gas spot price averaged $3.23 per MMBtu compared with approximately $2.09 per MMBtu in the first six months of 2016.

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

We recorded non-cash oil and natural gas asset impairment charges of $0.3 million and $17.2 million during the three months and six months ended June 30, 2017, respectively, and $283.3 million during the twelve months ended December 31, 2016. A further decline in future commodity prices could result in additional oil and gas impairment charges. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future production, market outlook on forward commodity prices, operating and development costs and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward commodity prices alone could potentially result in impairment.

When testing properties for impairment, none of our oil and gas properties that were not impaired had undiscounted cash flows which exceeded the net book value by less than 5%. Given the number of assumptions involved in the estimates, estimates as to sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired. Additionally, the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value if we are required to apply fresh start accounting upon emergence from Chapter 11.

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

Thousands of dollars,	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
except as indicated	2017	2016		%	2017	2016		%
Total production (MBoe) (a)	4,164	4,606	(442)	(10)%	8,292	9,454	(1,162)	(12)%
Oil (MBbl)	2,146	2,378	(232)	(10)%	4,316	4,967	(651)	(13)%
NGLs (MBbl)	440	513	(73)	(14)%	877	1,011	(134)	(13)%
Natural gas (MMcf)	9,469	10,288	(819)	(8)%	18,591	20,855	(2,264)	(11)%
Average daily production (Boe/d)	45,758	50,615	(4,857)	(10)%	45,812	51,945	(6,133)	(12)%
Sales volumes (MBoe) (b)	4,234	4,644	(410)	(9)%	8,439	9,571	(1,132)	(12)%
Average realized sales price (per Boe) (c)	$32.29	$27.41	$4.88	18%	$33.65	$24.32	$9.33	38%
Oil (per Bbl)	44.93	41.42	3.51	8%	46.57	35.11	11.46	33%
NGLs (per Bbl)	19.93	15.22	4.71	31%	21.09	13.05	8.04	62%
Natural gas (per Mcf)	3.00	1.87	1.13	60%	3.10	1.96	1.14	58%
Oil sales	99,564	100,206	(642)	(1)%	207,837	178,564	29,273	16%
NGL sales	8,768	7,809	959	12%	18,496	13,191	5,305	40%
Natural gas sales	28,371	19,267	9,104	47%	57,646	40,977	16,669	41%
Loss on commodity derivative instruments	—	(92,210)	92,210	(100)%	—	(54,287)	54,287	(100)%
Other revenues, net (d)	4,406	4,362	44	1%	8,860	8,955	(95)	(1)%
Total revenues	141,109	39,434	101,675	258%	292,839	187,400	105,439	56%
Lease operating expenses before taxes (e)	77,177	68,505	8,672	13%	158,901	148,347	10,554	7%
Production and property taxes (f)	9,883	10,542	(659)	(6)%	20,495	20,451	44	—%
Total lease operating expenses	87,060	79,047	8,013	10%	179,396	168,798	10,598	6%
Purchases and other operating costs	3,829	1,345	2,484	185%	9,000	3,963	5,037	127%
Salt water disposal costs	2,669	3,355	(686)	(20)%	5,701	6,335	(634)	(10)%
Change in inventory	166	48	118	246%	(585)	(327)	(258)	79%
Total operating costs	93,724	83,795	9,929	12%	193,512	178,769	14,743	8%
Lease operating expenses before taxes per Boe (g)	18.53	14.74	3.79	26%	19.16	15.53	3.63	23%
Production and property taxes per Boe	2.37	2.29	0.08	3%	2.47	2.16	0.31	14%
Total lease operating expenses per Boe	20.90	17.03	3.87	23%	21.63	17.69	3.94	22%
Depletion, depreciation and amortization (“DD&A”)	63,197	81,960	(18,763)	(23)%	136,561	165,683	(29,122)	(18)%
DD&A per Boe	15.18	17.79	(2.61)	(15)%	16.47	17.53	(1.06)	(6)%
Impairment of oil and natural gas properties	321	—	321	n/a	17,211	2,793	14,418	n/a
G&A excluding unit-based compensation (h)(i)	17,197	12,928	4,269	33%	34,769	30,544	4,225	14%
G&A excluding unit-based compensation per Boe (j)	$4.13	$2.81	$1.32	47%	$4.19	$3.23	$0.96	30%

(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) Includes 75 MBoe and 31 MBoe of condensate purchased from third parties during the three months ended June 30, 2017 and 2016, respectively, and 168 MBoe and 121 MBoe of condensate purchased from third parties during the six months ended June 30, 2017 and 2016, respectively.

(c) Excludes the effect of commodity derivative settlements.
(d) Includes salt water disposal revenues, gas processing fees, earnings from equity investments and other operating revenues.
(e) Includes district expenses, transportation expenses and processing fees.
(f) Includes ad valorem and severance taxes.
(g) Excludes non-cash unit-based compensation expense of zero and $0.6 million for the three months ended June 30, 2017 and 2016, and zero and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

(h) Excludes non-cash unit-based compensation expense of zero and $3.3 million for the three months ended June 30, 2017 and 2016, and zero and $7.1 million for the six months ended June 30, 2017 and 2016, respectively.

(i) G&A expenses, excluding cash and non-cash unit-based incentive compensation, were $12.2 million and $8.3 million for the three months ended June 30, 2017 and 2016, and $24.5 million and $22.4 million for the six months ended June 30, 2017 and 2016, respectively.

(j) G&A expenses per Boe, excluding cash and non-cash unit-based incentive compensation, were $2.92 and $1.80 for the three months ended June 30, 2017 and 2016, and $2.96 and $2.37 for the six months ended June 30, 2017 and 2016, respectively.

Comparison of Results for the Three Months and Six Months Ended June 30, 2017 and 2016

The variances in our results were due to the following components:

Production

For the three months ended June 30, 2017, total production was 4,164 MBoe compared to 4,606 MBoe for the three months ended June 30, 2016, a decrease of 10%, primarily due to lower oil production from our Ark-La-Tex, Mid-Continent, Rockies and Permian Basin properties due to natural field declines.

For the six months ended June 30, 2017, total production was 8,292 MBoe compared to 9,454 MBoe for the six months ended June 30, 2016, a decrease of 12%, primarily due to lower oil production from our Mid-Continent, Ark-La-Tex, Rockies and Permian Basin properties due to natural field declines.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues increased $9.4 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Crude oil revenues decreased $0.6 million due to lower sales volume for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, although crude oil prices were higher on average during the current period. NGL revenues increased $1.0 million primarily due to higher average NGL prices, partially offset by lower production for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Natural gas revenues increased $9.1 million, primarily due to higher average natural gas prices, partially offset by lower production for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Realized prices for crude oil increased $3.51 per Boe, or 8%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Realized prices for NGLs increased $4.71 per Boe, or 31% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Realized prices for natural gas increased $1.13 per Mcf, or 60%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Total oil, NGL and natural gas sales revenues increased $51.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Crude oil revenues increased $29.3 million due to higher average crude oil prices, partially offset by lower sales volume for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. NGL revenues increased $5.3 million primarily due to higher average NGL prices, partially offset by lower production for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Natural gas revenues increased $16.7 million primarily due to higher average natural gas prices, partially offset by lower production for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Realized prices for crude oil increased $11.46 per Boe, or 33%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Realized prices for NGLs increased $8.04 per Boe, or 62% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Realized prices for natural gas increased $1.14 per Mcf, or 58%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Loss on commodity derivative instruments

The filing of the Chapter 11 Petitions triggered an event of default under each of our ISDA Agreements and, as a result, our counterparties were permitted to terminate, and did terminate, all outstanding transactions governed by the ISDA Agreements during 2016. Loss on commodity derivative instruments for the three months ended June 30, 2016 was $92.2 million. Oil and natural gas derivative instrument settlement receipts net of payments totaled $476.2 million for the three months ended June 30, 2016. Mark-to-market loss on commodity derivative instruments for the three months ended June 30, 2016 was $568.4 million, primarily due to contracts that settled during the period, partially offset by a decrease in commodity futures prices during the period.

Loss on commodity derivative instruments for the six months ended June 30, 2016 was $54.3 million. Oil and natural gas derivative instrument settlement receipts net of payments totaled $611.5 million for the six months ended June 30, 2016. Mark-to-market loss on commodity derivative instruments for the six months ended June 30, 2016 was $665.8 million, primarily due to contracts that settled during the period partially offset by a decrease in commodity future prices during the period.

Other revenues, net

Other revenues increased less than $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher salt water disposal income.

Other revenues decreased $0.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lower sulfur sales and lower rental income partially offset by higher salt water disposal income.

Lease operating expenses

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the three months ended June 30, 2017 increased $8.7 million compared to the three months ended June 30, 2016.  The increase in pre-tax lease operating expenses primarily reflects higher well services, bringing additional wells on production, and the effect that increased commodity prices had on operating costs. On a per Boe basis, pre-tax lease operating expenses excluding non-cash unit based compensation expense were 26% higher than the three months ended June 30, 2016 at $18.53 per Boe, primarily due to higher well services and the impact that lower production volumes and higher commodity prices had on our operating costs per Boe.

Production and property taxes for the three months ended June 30, 2017 totaled $9.9 million, which was $0.7 million lower than the three months ended June 30, 2016, primarily due to lower production volumes.  On a per Boe basis, production and property taxes for the three months ended June 30, 2017 were $2.37 per Boe, which was 3% higher than the three months ended June 30, 2016, primarily due to higher commodity prices.

Pre-tax lease operating expenses, including district expenses, transportation expenses and processing fees, for the six months ended June 30, 2017 increased $10.6 million compared to the six months ended June 30, 2016.  The increase in pre-tax lease operating expenses primarily reflects higher well services, bringing additional wells on production, and the effect that increased commodity prices had on operating costs. On a per Boe basis, pre-tax lease operating expenses excluding non-cash unit based compensation expense were 23% higher than the six months ended June 30, 2016 at $19.16 per Boe, primarily due to higher well services and the impact that lower production volumes and higher commodity prices had on our operating costs per Boe.

Production and property taxes for the six months ended June 30, 2017 totaled $20.5 million, which was less than $0.1 million higher than the six months ended June 30, 2016, primarily due to higher commodity prices, offset by lower production volumes. On a per Boe basis, production and property taxes for the six months ended June 30, 2017 were $2.47 per Boe, which was 14% higher than the six months ended June 30, 2016, primarily due to higher commodity prices.

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

For the three months ended June 30, 2017, the change in inventory account amounted to a charge of $0.2 million compared to a charge of less than $0.1 million during the same period in 2016. The charge to inventory during the three months ended June 30, 2017 primarily reflects a slight increase in cost of goods sold during the period. The charge to inventory during the three months ended June 30, 2016 primarily reflects a higher volume of crude oil sold than produced during the period. In the three months ended June 30, 2017, we sold 132 gross MBbls and produced 137 gross MBbls of crude oil from our Florida operations.

For the six months ended June 30, 2017, the change in inventory account amounted to a credit of $0.6 million compared to a credit of $0.3 million during the same period in 2016.  The credits to inventory during the six months ended June 30, 2017 and June 30, 2016 primarily reflect a higher volume of crude oil produced than sold during each period. In the six months ended June 30, 2017, we sold 243 gross MBbls and produced 265 gross MBbls of crude oil from our Florida operations.

Depletion, depreciation and amortization

DD&A totaled $63.2 million, or $15.18 per Boe, during the three months ended June 30, 2017, a decrease of approximately 15% per Boe from the same period a year ago.  The decrease in DD&A per Boe compared to the three months ended June 30, 2016 was primarily due to the effect the impairments of proved properties during the first half of 2017 and the year ended December 31, 2016 had on our reserve volumes and DD&A rates.

DD&A totaled $136.6 million, or $16.47 per Boe, during the six months ended June 30, 2017, a decrease of approximately 6% per Boe from the same period a year ago.  The decrease in DD&A per Boe compared to the six months ended June 30, 2016 was primarily due to the effect the impairments of proved properties during the first half of 2017 and the year ended December 31, 2016 had on our reserve volumes and DD&A rates.

Impairments

Impairments of proved properties totaled $0.3 million for the three months ended June 30, 2017, including in $0.2 million in California and $0.1 million in the Southeast, primarily related to lower future production expected from certain of our lower margin properties. There were no impairments during the three months ended June 30, 2016.

Impairments of proved properties totaled $17.2 million for the six months ended June 30, 2017, including $11.9 million in the Rockies, $4.8 million in the Permian Basin, $0.3 million in the Southeast, $0.2 million in California, primarily related to the impact of the drop in commodity strip prices on projected future revenues of our lower margin properties. During the six months ended June 30, 2016, impairments of proved properties totaled $2.8 million, including $2.1 million in the Southeast, $0.5 million in the Permian Basin and $0.2 million in the Rockies, primarily related to the impact of lower commodity strip prices on projected future revenues of certain lower margin properties.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $17.2 million and $16.3 million for the three months ended June 30, 2017 and 2016, respectively.  The three months ended June 30, 2016 included $3.4 million in non-cash unit-based incentive compensation expense.  The three months ended June 30, 2017 and 2016 included $5.0 million and $4.6 million in cash-based incentive compensation, respectively. G&A expenses, excluding cash and non-cash incentive compensation, were $12.2 million and $8.3 million for the three months ended June 30, 2017 and 2016, respectively. The increase in G&A, excluding cash and non-cash incentive compensation, during the three months ended June 30, 2017 was primarily due to lower management fee income due to the termination of the Administrative Services Agreement with PCEC. On a per Boe basis, G&A expenses, excluding cash and non-cash incentive compensation, were $2.92 and $1.80 for the three months ended June 30, 2017 and 2016, respectively.

G&A expenses totaled $34.8 million and $37.7 million for the six months ended June 30, 2017 and 2016, respectively.  The six months ended June 30, 2016 included $7.1 million in non-cash unit-based incentive compensation expense.  The six months ended June 30, 2017 and 2016 included $10.2 million and $8.1 million in cash-based incentive compensation, respectively. G&A expenses, excluding cash and non-cash incentive compensation, were $24.5 million and $22.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in G&A, excluding cash and non-cash incentive compensation, during the six months ended June 30, 2017 was primarily due to lower management fee income due to the termination of the Administrative Services Agreement with PCEC, partially offset by lower payroll expenses, professional fees and office rent. On a per Boe basis, G&A expenses, excluding cash and non-cash incentive compensation, were $2.96 and $2.37 for the six months ended June 30, 2017 and 2016, respectively.

Restructuring costs

During the three months ended June 30, 2016, we completed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices. In addition, we executed workforce reductions during the three months ended June 30, 2016 in connection with the termination of the Administrative Services Agreement with PCEC effective as of June 30, 2016. There were no workforce reduction plans during the three months ended June 30, 2017. The workforce reductions during the three months ended June 30, 2016 were communicated to affected employees on various dates, and all such notifications were completed by June 30, 2016. The plans resulted in a reduction of approximately 12 employees. In connection with the 2016 reduction, during the three months ended June 30, 2016, we incurred a total cost of approximately $2.4 million, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs.

During the six months ended June 30, 2016, we completed workforce reduction plans as part of company-wide reorganization efforts intended to reduce costs, due in part to lower commodity prices and in connection with the termination of the Administrative Services Agreement with PCEC effective as of June 30, 2016. There were no workforce reduction plans during the six months ended June 30, 2017. The workforce reductions during the six months ended June 30, 2016 were communicated to affected employees on various dates, and all such notifications were completed by June 30, 2016. The plan resulted in a reduction of approximately 69 employees. In connection with the 2016 reduction, during the six months ended June 30, 2016, we incurred a total cost of approximately $5.2 million, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs.

Interest expense, net of amounts capitalized

Interest expense totaled $23.0 million and $49.9 million for the three months ended June 30, 2017 and 2016, respectively.  The decrease in interest expense was primarily due to $7.5 million and $11.7 million lower interest expense on our Senior Secured Notes and Senior Unsecured Notes, respectively, during the three months ended June 30, 2017 due to the filing of the Chapter 11 Cases, $15.7 million write-off of debt issuance costs during the three months ended June 30, 2016 related to the reduction of the elected commitment amount under our RBL Credit Agreement, and $1.7 million amortization of debt issuance costs, discounts and premiums during the three months ended June 30, 2016, partially offset by $9.7 million higher RBL Credit Agreement interest expense in 2017 due to a higher default interest rate resulting from the commencement of the Chapter 11 Cases.

Interest expense, excluding debt amortization and write-offs, totaled $23.0 million and $32.5 million, for the three months ended June 30, 2017 and 2016, respectively.

Interest expense totaled $45.1 million and $105.9 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease in interest expense was primarily due to $22.5 million and $35.0 million lower interest expense on our Senior Secured Notes and Senior Unsecured Notes, respectively, during the six months ended June 30, 2017 due to the filing of the Chapter 11 Cases, $20.4 million write-off of debt issuance costs during the six months ended June 30, 2016 related to the reduction of the elected commitment amount under our RBL Credit Agreement, and $5.8 million amortization of debt issuance costs, discounts and premiums during the six months ended June 30, 2016, partially offset by $22.8 million higher RBL Credit Agreement interest expense in 2017 due to a higher default interest rate resulting from the commencement of the Chapter 11 Cases.

Interest expense, excluding debt amortization and write-offs, totaled $45.1 million and $79.8 million for the six months ended June 30, 2017 and 2016, respectively.

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under the RBL Credit Agreement that bear interest based on floating rates. In order to mitigate our interest rate exposure, as of March 31, 2016, we had interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under the RBL Credit Agreement for 2016 and 2017, for notional amounts of $710 million and $200 million, respectively, with average fixed rates of 1.28% and 1.23%, respectively. The commencement of the Chapter 11 Cases on May 15, 2016 resulted in an event of default under our commodity and interest rate derivative agreements, resulting in a termination right by our counterparties. All of our interest rate derivative transactions were terminated in connection with the commencement of the Chapter 11 Cases. Accordingly, they are no longer accounted for at fair value, and have been recognized as payables at their termination value. We recognized a gain on interest rate swaps of $0.5 million during the three months ended June 30, 2016 and a loss on interest swaps of $1.8 million during the six months ended June 30, 2016.

Liquidity and Capital Resources

Overview

Historically, we have used cash flow from operations, borrowings available under our revolving credit facility and amounts raised in the debt and equity capital markets to fund our operations, capital expenditures, acquisitions and cash distributions. Since late 2014, we have had limited access to the credit and capital markets as a result of declines and volatility in oil and natural gas prices. Although oil and natural gas prices have increased since we filed the Chapter 11 Petitions, they remain low historically, and the uncertainty resulting from the Chapter 11 Cases, combined with the uncertainty surrounding future commodity prices, has significantly increased the cost of obtaining money in these markets and limited our ability to access these markets currently as a source of funding. Since the filing of the Chapter 11 Petitions, our principal sources of liquidity have been limited to cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement. As of June 30, 2017 and December 31, 2016, we had no amounts borrowed at each date and $52.1 million and $37.9 million, respectively, in letters of credit outstanding under the DIP Credit Agreement. As of each of June 30, 2017 and December 31, 2016, we had $460.0 million of estimated derivative instrument settlements receivable from the termination of all of our outstanding derivative transactions. Each of our counterparties was required to hold any proceeds due to us in a book entry account maintained by it pursuant to and subject to the provisions of the order of the Bankruptcy Court approving the DIP Credit Agreement, with the rights of all of the parties reserved as to the ultimate disposition of the proceeds.

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of $4.1 million in Hedge Termination Obligations, with the remaining $460.0 million in Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. We reduced the aggregate principal amount outstanding under the RBL Credit Agreement by $452.2 million, and as of August 8, 2017, we had approximately $746.1 million in aggregate principal amount outstanding under the RBL Credit Agreement.

Liquidity and Ability to Continue as a Going Concern

Although we believe our cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement will be adequate to meet the operating costs of our existing business, there are no assurances that we will have sufficient liquidity to continue to fund our operations or allow us to continue as a going concern until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, and thereafter. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. In addition, we have incurred and continue to incur significant professional fees and costs in connection with the administration of the Chapter 11 Cases, including the fees and expenses of the professionals retained by two statutory committees appointed in the Chapter 11 Cases. We are making adequate protection payments with respect to the RBL Credit Agreement, consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are also making adequate protection payments with respect to the Senior Secured Notes in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the Senior Secured Notes. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

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

In addition to the uncertainty resulting from the Chapter 11 Cases, oil and natural gas prices continue to remain low historically. During the six months ended June 30, 2014, 2015, 2016 and 2017, the WTI posted price averaged approximately $101 per Bbl, $53 per Bbl, $40 per Bbl and $50 per Bbl, respectively. During the six months ended June 30, 2014, 2015, 2016 and 2017, the Henry Hub posted price averaged approximately $4.89 per MMBtu, $2.82 per MMBtu, $2.07 per MMBtu and $3.05 per MMBtu. Our revenue, profitability and cash flow are highly sensitive to movements in oil and natural gas prices. Sustained depressed prices of oil and natural gas will materially adversely affect our assets, development plans, results of operations and financial condition. The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. As of June 30, 2017, none of our estimated future production was covered by commodity derivatives, and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all. As a result, we have significant exposure to fluctuations in oil and natural gas prices and our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, results of operations and financial condition.

If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and would likely be required to implement further cost reductions, significantly reduce, delay or eliminate capital expenditures, seek other financing alternatives or seek the sale of some or all of our assets. If we (i) continue to limit, defer or eliminate future capital expenditure plans, (ii) are unsuccessful in developing reserves and adding production through our capital program or (iii) implement cost-cutting efforts that are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected. We have been managing our operating activities and liquidity carefully in light of the uncertainty regarding future oil and natural gas prices and the Chapter 11 Cases. To fund capital expenditures, we will be required to use cash on hand, cash generated from operations or borrowings under the DIP Credit Agreement, or some combination thereof. We expect our full year 2017 capital spending program to be approximately $110 million. We anticipate that 60% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases in our core operating areas of Ark-La-Tex, the Permian Basin and Mid-Continent that are designed to increase or add to production or reserves.

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

On May 10, 2017, the Bankruptcy Court entered an order approving the Third Amendment to the DIP Credit Agreement, effective as of May 11, 2017, by and among the DIP Borrower, the Partnership, the DIP Lenders and the Administrative Agent (the “Third Amendment”). The Third Amendment, among other things, extended the DIP Credit Agreement’s scheduled maturity date to September 30, 2017 and provided for the payment of certain fees to the Administrative Agent and the DIP Lenders.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors as described above.

At June 30, 2017 and December 31, 2016, we had no borrowings outstanding and $52.1 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

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

RBL Credit Agreement

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, are party to a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and a syndicate of banks with a maturity date of November 19, 2019. We entered into the RBL Credit Agreement on November 19, 2014. The RBL Credit Agreement limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. At each of June 30, 2017, and December 31, 2016, we had $1.2 billion in indebtedness outstanding under the RBL Credit Agreement.

As of the Chapter 11 Filing Date, we had $1.2 billion in aggregate principal amount outstanding under the RBL Credit Agreement, the borrowing base was $1.8 billion and the aggregate commitment from lenders was $1.4 billion. The RBL Credit Agreement is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. We determined at the Chapter 11 Filing Date that the RBL Credit Agreement was fully collateralized. As a result of the automatic acceleration of our obligations under the RBL Credit Agreement as a consequence of the commencement of the Chapter 11 Cases, we reclassified the entire RBL Credit Agreement balance to current portion of long-term debt on the consolidated balance sheet. As of the Chapter 11 Filing Date, we recognized $15.7 million of interest expense for the full write-off of unamortized debt issuance costs related to the RBL Credit Agreement.

We are required to make adequate protection payments with respect to the RBL Credit Agreement, consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are recognizing the default interest accrued on the RBL Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At June 30, 2017, the default interest rate on the RBL Credit Agreement was 7.5%.

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of the Hedge Termination Obligations, with the remaining Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. As of August 8, 2017, we had approximately $746.1 million in aggregate principal amount outstanding under the RBL Credit Agreement. See Note 15 to the consolidated financial statements in this report for more information.

Senior Unsecured Notes

As of June 30, 2017 and December 31, 2016, we had $850 million in aggregate principal amount of 2022 Senior Notes outstanding and $305 million in aggregate principal amount of 2020 Senior Notes outstanding. Interest on the Senior Unsecured Notes was payable twice a year in April and October. As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, we did not pay $33.5 million in interest due with respect to our 2022 Senior Notes and $13.2 million in interest due with respect to our 2020 Senior Notes, each of which were due on April 15, 2016. As of June 30, 2017 and December 31, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values.

Senior Secured Notes

As of June 30, 2017 and December 31, 2016, we had $650 million in aggregate principal amount of Senior Secured Notes outstanding. Interest on the Senior Secured Notes was payable quarterly in March, June, September and December. As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, no interest has been paid to the holders of the Senior Secured Notes subsequent to the Chapter 11 filing date. As of June 30, 2017 and December 31, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value.

Common Units

As of June 30, 2017 and December 31, 2016, we had 213.8 million Common Units outstanding. The Board suspended distributions on Common Units effective with the third monthly payment attributable to the third quarter of 2015.

Preferred Units

As of June 30, 2017 and December 31, 2016, we had 8.0 million Series A Preferred Units outstanding. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of current distributions.

As of June 30, 2017 and December 31, 2016, we had 49.6 million Series B Preferred Units outstanding. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. We have not been accruing distributions on the Series A Preferred Units and Series B Preferred Units since the Chapter 11 Filing Date.

During the three months and six months ended June 30, 2016, we recognized $2.0 million and $6.1 million, respectively, of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations.

Distributions on the Series B Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our Board out of legally available funds for such purpose.  During three months and six months ended June 30, 2016, we recognized $3.7 million and $11.1 million, respectively of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

Cash Flows

Operating activities.  Our cash used in operating activities for the six months ended June 30, 2017 was $13.1 million compared to cash provided by operating activities of $161.0 million for the six months ended June 30, 2016. The decrease in cash flows from operating activities was primarily due to $172.2 million lower commodity derivative settlement receipts due to the termination of our derivative transactions in connection with the filing of the Chapter 11 Petitions, $22.4 million higher cash interest expense, a 12% decrease in sales volume primarily due to lower production from our Mid-Continent, Ark-La-Tex, Rockies and Permian Basin properties, which reduced sales revenue by approximately $28.1 million, a $14.7 million increase in operating costs primarily at our Ark-La-Tex, Southeast and Midwest properties and $4.2 million higher cash G&A expenses. These decreases were partially offset by higher commodity prices, which increased sales revenue by approximately $79.4 million.

Investing activities.  Net cash flows used in investing activities during the six months ended June 30, 2017 and 2016 were $45.9 million and $41.0 million, respectively. During the six months ended June 30, 2017, we spent $44.3 million on capital expenditures, primarily for oil and gas activities and $2.0 million on property acquisitions, primarily for unproved properties, partially offset by $0.4 million in net proceeds from sale of assets. During the six months ended June 30, 2016, we spent $46.3 million on capital expenditures, consisting of approximately $41.5 million primarily for drilling and completion activities, and approximately $4.8 million for IT and other capital expenditures, $6.9 million on purchases of available-for-sale securities, and $6.0 million on property acquisitions, primarily for CO2 producing properties, partially offset by $11.8 million in net proceeds from sale of assets and $6.3 million in proceeds from the sale of available-for-sale securities.

Financing activities.  Net cash flows used in financing activities for the six months ended June 30, 2017 and 2016 were $1.7 million and $40.0 million, respectively.  During the six months ended June 30, 2017, borrowed $3.0 million and repaid $3.0 million under the DIP Credit Agreement, and we paid $1.7 million in debt issuance costs related to the DIP Credit Agreement. During the six months ended June 30, 2016, we made cash distributions of $5.5 million on Series A Preferred Units, borrowed $37.3 million and repaid $69.0 million under the RBL Credit Agreement, and we paid $2.7 million in debt issuance costs related to the DIP Credit Agreement.

Contractual Obligations and Commitments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable, including hedge settlements receivable. Our hedge settlements receivable expose us to credit risk from counterparties.  As of June 30, 2017, our hedge settlements receivable were due from Bank of Montreal, Barclays Bank PLC, BNP Paribas, Canadian Imperial Bank of Commerce, Citibank, N.A, Comerica Bank, Credit Suisse Energy LLC, Credit Suisse International, ING Capital Markets LLC, Fifth Third Bank, JP Morgan Chase Bank N.A., Merrill Lynch Commodities, Inc., Morgan Stanley Capital Group Inc., PNC Bank, N.A, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, MUFG Union Bank N.A. and Wells Fargo Bank, N.A. All of our counterparties were lenders, or affiliates of lenders, under the RBL Credit Agreement. The RBL Credit Agreement is secured by our oil, NGL and natural gas reserves, so we are not required to post any collateral, and we conversely do not receive collateral from our counterparties. On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. Although we currently do not believe we have a specific counterparty risk with any party, our loss could be substantial if any of these parties were to fail to perform in accordance with the terms of the contract. This risk has been managed by diversifying our derivatives portfolio. As of June 30, 2017, each of these financial institutions and/or their parent company had an investment grade credit rating from Moody’s Investors Service and Standard & Poor’s.  As of June 30, 2017, our largest derivative instruments receivable were with Barclays Bank PLC, Credit Suisse Energy LLC, Morgan Stanley Capital Group Inc., and Wells Fargo Bank, N.A., which accounted for approximately 14%, 12%, 11% and 11% of our total derivative instruments receivable, respectively.

On July 19, 2017, the Bankruptcy Court authorized the release of the Hedge Proceeds, to be applied to the payment of the Hedge Termination Obligations, with the remaining Hedge Proceeds to be applied as a dollar-for-dollar reduction of outstanding obligations under the RBL Credit Agreement. As of August 8, 2017, we had approximately $746.1 million in aggregate principal amount outstanding under the RBL Credit Agreement. See Note 15 to the consolidated financial statements in this report for more information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

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

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	August 9, 2017	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	August 9, 2017	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer