Form 10-Q
period 2017-09-30
Breitburn Energy Partners LP
filed 2017-11-13
CIK 1357371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Yes ☐     No ☒

As of November 13, 2017, the registrant had 213,789,296 Common Units outstanding.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are changes in crude oil, natural gas liquids (“NGL”) and natural gas prices, including further or sustained declines in the prices we receive for our production; risks and uncertainties associated with the restructuring process, including our inability to confirm and consummate a plan under chapter 11 of the United States Bankruptcy Code or an alternative restructuring transaction; inability to maintain our relationships with suppliers, customers, other third parties or our employees as a result of the restructuring process; delays in planned or expected drilling; changes in costs and availability of drilling, completion and production equipment and related services and labor; the ability to obtain sufficient quantities of carbon dioxide (“CO2”) necessary to carry out enhanced oil recovery projects; the discovery of previously unknown environmental issues; federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing; the competitiveness of alternate energy sources or product substitutes; technological developments; potential disruption or interruption of our net production due to accidents or severe weather; the level of success in exploitation, development and production activities; the timing of exploitation and development expenditures; inaccuracies of reserve estimates or assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to level of indebtedness; ability to continue to borrow under our debtor-in-possession credit agreement; ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget; changes in our business strategy; ability to obtain external capital to finance exploitation and development operations and acquisitions; the potential need to sell certain assets, restructure our debt or raise additional capital; our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern; failure of properties to yield oil or natural gas in commercially viable quantities; ability to integrate successfully the businesses we acquire; uninsured or underinsured losses resulting from oil and natural gas operations; inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing oil and natural gas operations; changes in governmental regulations, including the regulation of derivative instruments and the oil and natural gas industry; ability to replace oil and natural gas reserves; any loss of senior management or technical personnel; competition in the oil and natural gas industry; risks arising out of hedging transactions; the effects of changes in accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under “Cautionary Statement Regarding Forward-Looking Information” and Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, and under Part II—Item 1A of this report.  Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)

Thousands of dollars	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$7,160	$71,124
Accounts and other receivables, net	74,061	549,544
Related party receivables (note 4)	871	860
Inventory	3,279	998
Prepaid expenses and other current assets	9,171	8,230
Total current assets	94,542	630,756
Equity investments	5,738	7,160
Property, plant and equipment
Oil and natural gas properties	7,983,602	7,907,136
Other property, plant and equipment	188,631	192,724
	8,172,233	8,099,860
Accumulated depletion, depreciation, and impairment (note 5)	(5,292,143)	(4,686,214)
Net property, plant and equipment	2,880,090	3,413,646
Other long-term assets
Other long-term assets (note 6)	66,252	63,846
Total assets	$3,046,622	$4,115,408
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$57,759	$47,838
Current portion of long-term debt (note 7)	746,107	1,198,259
Debtor-in-possession financing (note 7)	7,000	—
Current portion of asset retirement obligation	3,522	5,905
Revenue and royalties payable	36,143	37,271
Wages and salaries payable	12,319	11,057
Accrued interest payable	660	21,064
Production and property taxes payable	18,378	15,340
Other current liabilities	10,909	17,466
Total current liabilities	892,797	1,354,200

Liabilities subject to compromise (note 2)	2,065,817	1,879,176

Long-term debt (note 7)	3,077	3,094
Deferred income taxes	2,671	2,771
Asset retirement obligation (note 9)	264,593	252,589
Other long-term liabilities	16,845	17,551
Total liabilities	3,245,800	3,509,381
Commitments and contingencies (note 10)
Equity
Series A preferred units, 8.0 million units issued and outstanding at each of September 30, 2017 and December 31, 2016 (note 11)	193,215	193,215
Series B preferred units, 49.6 million units issued and outstanding at each of September 30, 2017 and December 31, 2016 (note 11)	359,611	359,611
Common unitholders' (deficit) equity, 213.8 million units issued and outstanding at each of September 30, 2017 and December 31, 2016 (note 11)	(761,084)	45,158
Accumulated other comprehensive income (note 12)	1,653	1,032
Total partners' (deficit) equity	(206,605)	599,016
Noncontrolling interest	7,427	7,011
Total (deficit) equity	(199,178)	606,027
Total liabilities and equity	$3,046,622	$4,115,408
See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars, except per unit amounts	2017	2016	2017	2016
Revenues and other income items
Oil, natural gas and natural gas liquid sales	$132,966	$129,259	$416,945	$361,991
Loss on commodity derivative instruments, net (note 3)	—	—	—	(54,287)
Other revenue, net	4,754	4,310	13,614	13,265
Total revenues and other income items	137,720	133,569	430,559	320,969
Operating costs and expenses
Operating costs	91,696	90,135	285,208	268,904
Depletion, depreciation and amortization	63,028	81,083	199,589	246,766
Impairment of oil and natural gas properties (note 5)	402,658	274,968	419,869	277,761
General and administrative expenses	16,546	21,897	51,315	59,581
Restructuring costs (note 14)	—	(959)	—	4,289
Loss (gain) on sale of assets	—	413	7	(11,849)
Total operating costs and expenses	573,928	467,537	955,988	845,452

Operating loss	(436,208)	(333,968)	(525,429)	(524,483)

Interest expense, net of capitalized interest	16,868	20,982	61,973	126,888
Loss on interest rate swaps (note 3)	—	211	—	2,021
Other income, net	(137)	(173)	(478)	(21)
Reorganization items, net (note 2)	199,340	10,665	219,847	77,562

Loss before taxes	(652,279)	(365,653)	(806,771)	(730,933)

Income tax benefit	(85)	(830)	(516)	(554)

Net loss	(652,194)	(364,823)	(806,255)	(730,379)

Less: Net loss attributable to noncontrolling interest	(225)	(223)	(12)	(678)

Net loss attributable to the partnership	(651,969)	(364,600)	(806,243)	(729,701)

Less: Distributions to Series A preferred unitholders	—	—	—	6,142
Less: Non-cash distributions to Series B preferred unitholders	—	621	—	11,744

Net loss used to calculate basic and diluted net loss per unit	$(651,969)	$(365,221)	$(806,243)	$(747,587)

Basic net loss per common unit (note 11)	$(3.05)	$(1.71)	$(3.77)	$(3.50)
Diluted net loss per common unit (note 11)	$(3.05)	$(1.71)	$(3.77)	$(3.50)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Basic	213,789	213,789	213,789	213,743
Diluted	213,789	213,789	213,789	213,743

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Thousands of dollars, except per unit amounts	2017		2016	2017	2016
Net loss	$(652,194)		$(364,823)	$(806,255)	$(730,379)

Other comprehensive income (loss), net of tax:
Change in fair value of available-for-sale securities (a)	360		321	1,111	1,054
Pension and post-retirement benefits actuarial loss (b)	(21)		(12)	(62)	(793)
Total other comprehensive income	339	—	309	1,049	261

Total comprehensive loss	(651,855)	—	(364,514)	(805,206)	(730,118)

Less: Comprehensive (loss) income attributable to noncontrolling interest	(87)		(96)	416	(571)

Comprehensive loss attributable to the partnership	$(651,768)		$(364,418)	$(805,622)	$(729,547)

(a) Net of income tax benefit of $(0.2) million and expense of $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Net of income tax benefit of $(0.6) million and expense of $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.
(b) Net of income tax expense of less than $0.1 million and zero for the three months ended September 30, 2017 and 2016, respectively. Net of income tax expense of less than $0.1 million and benefit of $(0.4) million for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

Breitburn Energy Partners LP and Subsidiaries
(Debtor-in-possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
Thousands of dollars	2017	2016
Cash flows from operating activities
Net loss	$(806,255)	$(730,379)
Adjustments to reconcile to cash flows from operating activities:
Depletion, depreciation and amortization	199,589	246,766
Impairment of oil and natural gas properties	419,869	277,761
Unit-based compensation expense	—	12,649
Loss on derivative instruments	—	56,308
Derivative instrument settlement receipts	—	172,199
Income from equity affiliates, net	1,422	(365)
Deferred income taxes	(100)	(804)
Gain on sale of assets	7	(11,849)
Non-cash reorganization items	187,088	49,148
Amortization and write-off of debt issuance costs	—	24,943
Other (note 3)	(363)	3,441
Changes in net assets and liabilities
Accounts receivable and other assets (note 3)	12,843	15,047
Inventory	(2,281)	(437)
Net change in related party receivables and payables	(11)	1,375
Accounts payable and other liabilities (note 3)	(13,299)	68,603
Net cash (used in) provided by operating activities	(1,491)	184,406
Cash flows from investing activities
Property acquisitions, net of cash acquired	(2,475)	(7,525)
Capital expenditures	(65,235)	(59,001)
Proceeds from sale of assets	350	11,882
Proceeds from sale of available-for-sale securities	145	6,367
Purchases of available-for-sale securities	(168)	(6,959)
Net cash used in investing activities	(67,383)	(55,236)
Cash flows from financing activities
Distributions to preferred unitholders	—	(5,501)
Proceeds from issuance of long-term debt, net	—	38,260
Repayments of long-term debt (note 3)	—	(69,001)
Proceeds from debtor-in-possession financing	78,000	—
Repayments of debtor-in-possession financing	(71,000)	—
Principal payments on capital lease obligations	—	(39)
Change in bank overdraft	—	(75)
Debtor-in-possession debt issuance costs	(2,090)	(3,872)
Long-term debt issuance costs	—	(3)
Net cash provided by (used in) financing activities	4,910	(40,231)
(Decrease) increase in cash	(63,964)	88,939
Cash beginning of period	71,124	10,464
Cash end of period	$7,160	$99,403

See accompanying notes to consolidated financial statements.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, considered necessary for a fair statement of our financial position at September 30, 2017, our operating results for the three months and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016 have been included. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.  The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our 2016 Annual Report.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments improve financial reporting of hedging relationships and simplify the existing guidance to enable companies to apply hedge accounting. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are assessing the impact the ASU 2017-12 will have on our consolidated financial statements.

2.  Chapter 11 Cases and Liquidity

Chapter 11 Cases

On May 15, 2016, we and 21 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of

New York (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption “In re Breitburn Energy Partners LP, et al.,” Case No. 16-11390. No trustee has been appointed and we continue to manage the Partnership and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In connection with the Chapter 11 Cases, Breitburn Operating LP (“BOLP”) entered into the Debtor-in-Possession Credit Agreement, dated as of May 19, 2016, among itself, as borrower (“DIP Borrower”), Breitburn Energy Partners LP (the “Partnership”), as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), swing line lender and issuing lender (as amended, the “DIP Credit Agreement”). The other Debtors have guaranteed all obligations under the DIP Credit Agreement. In August 2016, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. See Note 7 for a discussion of the DIP Credit Agreement.

The First Amendment to the DIP Credit Agreement, effective as of December 15, 2016, among other things, extended the DIP Credit Agreement’s scheduled maturity date to June 30, 2017, increased the committed amount available under the DIP Credit Agreement from $75 million to $150 million and increased the letter of credit sublimit from $50 million to $100 million. The Third Amendment to the DIP Credit Agreement, effective as of May 11, 2017, further extended the DIP Credit Agreement’s scheduled maturity date to September 30, 2017. On August 9, 2017, the Bankruptcy Court entered an order authorizing the Debtors to (i) enter into new swap agreements (as defined in the Bankruptcy Code) with certain of the DIP Lenders and/or their affiliates, as counterparties (“Lender Derivative Providers”), (ii) pledge collateral, grant DIP superpriority administrative expense claims and honor obligations thereunder, and (iii) enter into the Fourth Amendment to the DIP Credit Agreement, effective as of July 17, 2017. The Fourth Amendment, among other things, modified the payment priorities in Section 9.02 of the DIP Credit Agreement so as to provide that any obligations owed to Lender Derivative Providers under the swap agreements shall have the same priority as obligations under the DIP Credit Agreement. The Fifth Amendment to the DIP Credit Agreement, effective as of August, 28 2017, among other things, extended the DIP Credit Agreement’s scheduled maturity date to December 31, 2017.

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

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under (i) the Third Amended and Restated Credit Agreement, dated as of November 19, 2014, by and among BOLP, as borrower, the Partnership, as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (as amended, the “RBL Credit Agreement”), and (ii) the indentures governing our 9.25% Senior Secured Second Lien Notes due 2020 (“Senior Secured Notes”), our 8.625% Senior Notes due 2020 (“2020 Senior Notes”) and our 7.875% Senior Notes due 2022 (“2022 Senior Notes,” and together with the 2020 Senior Notes, the “Senior Unsecured Notes”). Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code. See Note 7 for a discussion of our RBL Credit Agreement (which has been reclassified from long-term debt to current portion of long-term debt on our consolidated balance sheets) and our Senior Secured Notes and Senior Unsecured Notes (which have been reclassified from long-term debt to liabilities subject to compromise on our consolidated balance sheets).

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

The commencement of the Chapter 11 Cases constituted an event of default under our commodity and interest rate derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the year ended December 31, 2016, and the terminated transactions were reflected in accounts and other receivables, net and other current liabilities on the consolidated balance sheet. The terminated derivative instruments resulted in estimated settlements receivable and payable of $460.0 million and $4.1 million, respectively, at December 31,

2016. On July 19, 2017, the Bankruptcy Court authorized the hedge settlements of $460.3 million to be applied against payables due to our counterparties and outstanding obligations under the RBL Credit Agreement. The application resulted in the reduction of the aggregate principal outstanding under the RBL Credit Agreement by $452.2 million to $746.1 million and the interest rate swap payable by $2.9 million to $1.2 million, reflected in current portion of long-term debt and other current liabilities, respectively, on the consolidated balance sheet at September 30, 2017. The remaining portion of the hedge settlements of $5.2 million was applied to interest that was payable on the RBL Credit Agreement.

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

Restructuring Support Agreement

On October 11, 2017, the Debtors entered into an amended and restated restructuring support agreement (“RSA”) with certain holders of the Senior Secured Notes (“Consenting Second Lien Creditors”) and certain holders of the Senior Unsecured Notes (“Consenting Senior Unsecured Creditors” and together with the Consenting Second Lien Creditors, the “Consenting Creditors”). The RSA sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive financial restructuring of the Debtors (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through the Debtors’ Joint Chapter 11 Plan (the “Plan”) and related disclosure statement (the “Disclosure Statement”) each filed with the Bankruptcy Court on October 11, 2017.

The Consenting Second Lien Creditors collectively represent or hold, in the aggregate, more than 50% in number of holders and more than 66 2/3% of the outstanding aggregate principal amount of the Senior Secured Notes, and the Consenting Senior Unsecured Creditors collectively represent or hold, in the aggregate, more than 66 2/3% of the outstanding aggregate principal amount of the Senior Unsecured Notes.

Joint Chapter 11 Plan of Reorganization

The Plan is premised on the division of the Debtors’ assets and existing businesses into two separate entities upon the occurrence of the effective date of the Plan (the “Plan Effective Date”): (1) a newly-formed limited liability company (“LegacyCo”) that will own all of the Debtors’ assets other than certain assets located in the Permian Basin (such assets, the “Permian Assets”); and (2) a newly-formed corporation (“New Permian Corp.”) that will own all of the equity of a newly-formed limited liability company that will own the Permian Assets. New Permian Corp. will also own 7.5% of the equity of LegacyCo. Certain principal terms of the Plan are outlined below:

•
Lenders (the “RBL Lenders”) under the Debtor’s prepetition RBL Credit Agreement holding allowed claims in the aggregate principal amount of $747.3 million (the “RBL Claims”) will receive a pro rata share of (a) cash in an amount equal to the RBL Claims, minus $400 million and (b) participation in an amended and restated term loan facility in the principal amount of $400 million. Each RBL Lender will also have the right to convert its entire portion of the term loan facility to an equal amount of a new amended and restated revolving credit facility (collectively, the “Exit Facility”).

•
Holders of the Senior Secured Notes with allowed claims solely for purposes of the Plan in the aggregate amount of $793.3 million, plus accrued unpaid pre- and post-petition default interest on all outstanding obligations, costs, fees, indemnities, and all other obligations payable under the Senior Secured Notes, will receive a pro rata share of 92.5% of the equity of LegacyCo, subject to potential dilution.

•
Holders of the Senior Unsecured Notes that are “eligible offerees” will receive the right to purchase their pro rata share of an aggregate of 60% of the shares to be issued by New Permian Corp. (“New Permian Corp. Shares”), subject to certain dilution, pursuant to a $465 million rights offering (the “Rights Offering”) to be implemented under the Plan. The Rights Offering will be backstopped by the Commitment Parties pursuant to the BCA (each as defined below).

•
Pursuant to the BCA, the Commitment Parties also have committed to exercise rights (the “Minimum Allocation Rights”) to purchase the remaining 40% of the New Permian Corp. Shares for an aggregate amount of $310 million payable in cash, subject to certain dilution. Pursuant to the BCA, the Commitment Parties also will receive on the

Plan Effective Date 10% of the New Permian Corp. Shares, which will dilute the New Permian Corp. Shares issued pursuant to the Rights Offering and pursuant to the Minimum Allocation Rights.

•
Holders of general unsecured claims (including holders of Senior Unsecured Notes that are not “eligible offerees” or who elect not to participate in the Rights Offering) will receive their pro rata share of (i) $0.5 million in cash or such other amount as determined by the Requisite Consenting Second Lien Creditors, Requisite Commitment Parties (each as defined in the BCA) and the Debtors prior to the entry of an order approving the Disclosure Statement; or (ii) if the Requisite Commitment Parties and the Requisite Consenting Second Lien Creditors each have agreed to such distribution by no later than the date on which the Bankruptcy Court holds a hearing on the Disclosure Statement, their pro rata share of a certain percentage of New Permian Corp. Shares.

•
The Partnership’s common and preferred unitholders will receive no distribution or consideration under the Plan on account of their equity interests, and all such units will be canceled on the Plan Effective Date. Nevertheless, the Debtors will incur a substantial amount of cancellation of debt and other income upon implementation of the Plan that will be allocable to the unitholders for income tax purposes. The Debtors have attempted to structure the Plan and the transactions related to its implementation so as to mitigate the impact of such cancellation of debt and other income. As described in the Disclosure Statement, the Debtors currently expect, based on their understanding of the facts as of the date of this report, to recognize a substantial net loss upon implementation of the Plan, a significant portion of which will be allocated to the common unitholders. In such event, the Debtors expect that, in aggregate, the amount of the loss allocable to the common unitholders will equal or exceed any cancellation of debt and other income allocable to the common unitholders. However, there is still a significant risk that unitholders could recognize a substantial amount of unsheltered income upon implementation of the Plan depending, in part, on whether certain actions are taken by certain creditors beyond the Debtors’ control on or prior to the Plan Effective Date or certain facts exist as to which the Debtors may be unaware with respect to related party ownership of equity of the Partnership by certain creditors on or prior to the Plan Effective Date.

•
The board of directors of LegacyCo (“LegacyCo Board”) shall be composed of the chief executive officer of the general partner of the Partnership as of the date immediately preceding the Plan Effective Date and such other members selected by the Requisite Consenting Second Lien Creditors in their sole discretion. The identities of the members of the LegacyCo Board and the initial boards of directors of the other reorganized Debtors (“Reorganized Debtors”) shall be disclosed at or prior to the hearing to consider confirmation of the Plan.

•
The board of directors of New Permian Corp. shall be composed of five initial members selected by the Commitment Parties in accordance with the terms of the Restructuring Term Sheet attached as an exhibit to the RSA.

Accordingly, upon consummation and implementation of the Plan, 92.5% of the equity of LegacyCo (the owner of the Reorganized Debtors’ assets other than the Permian Assets) will be distributed to the holders of the Senior Secured Notes, subject to dilution by any management incentive plan adopted by the LegacyCo Board. In addition, as stated above, the Permian Assets will be owned by New Permian Corp., which will also own 7.5% of the equity of LegacyCo, subject to dilution by any management incentive plan adopted by the LegacyCo Board.

The obligations under the Exit Facility will be secured by valid and perfected first priority security interests in and liens on substantially all of LegacyCo’s assets. The term loan facility will bear interest based on the Base Rate or LIBOR, plus 1.00% for Base Rate loans and 2.00% for LIBOR loans, and mature on the 7-year anniversary of the Plan Effective Date. The revolving credit facility will bear interest at the Base Rate or LIBOR, plus the applicable interest margin, and mature on the 4-year anniversary of the Plan Effective Date. The revolving credit facility includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million and a swingline facility in an aggregate principal amount not to exceed a sublimit of $50 million. The borrowing base will be redetermined semi-annually, beginning on October 1, 2018. The Exit Facility will be subject to various conditions and covenants.

The Plan is subject to confirmation in accordance with the requirements of the Bankruptcy Code and to becoming effective in accordance with the provisions of the Plan. Although the Debtors believe the Plan satisfies the requirements for confirmation under the Bankruptcy Code, there is no assurance that the Bankruptcy Court will confirm the Plan and that it will become effective. The ultimate treatment of the claims of creditors and the interests of unitholders will not be determined until confirmation and implementation of a plan of reorganization.

Backstop Commitment Agreement

On October 11, 2017, the Debtors entered into an amended and restated backstop commitment agreement (“BCA”) with the Consenting Second Lien Creditors and certain holders of the Senior Unsecured Notes (the “Commitment Parties”), which Commitment Parties are also the Consenting Senior Unsecured Creditors under the RSA. The BCA is subject to Bankruptcy Court approval. In accordance with the Plan and pursuant to the BCA, the Commitment Parties will be issued, and the Commitment Parties have agreed to exercise, severally and not jointly, Minimum Allocation Rights to purchase 40% of the New Permian Corp. Shares for an aggregate purchase price of $310 million in cash. In addition, as described above, holders of the Senior Unsecured Notes that are “eligible offerees” (including the Commitment Parties) will be issued subscription rights in the Rights Offering to purchase on a pro rata basis up to 60% of New Permian Corp. Shares for an aggregate purchase price of $465 million in cash. Under the BCA, the Debtors have been granted an option (“Put Option”) to require the Commitment Parties to purchase, severally and not jointly, on the Plan Effective Date, any New Permian Corp. Shares that are not duly subscribed to pursuant to the Rights Offering. In consideration for the Put Option, the Backstop Commitment (as defined in the BCA) and the other agreements of the Commitment Parties in the BCA, including the obligation of each of the Commitment Parties to exercise the Minimum Allocation Rights, on the Plan Effective Date, the Commitment Parties shall be paid a nonrefundable premium (“Put Option Premium”) in an amount equal to 10% of the aggregate outstanding number of New Permian Corp. Shares issued on the Plan Effective Date, which will dilute the New Permian Corp. Shares issued pursuant to the Minimum Allocation Rights and the Rights Offering.

The Commitment Parties’ commitments to exercise their Minimum Allocation Rights and to backstop the Rights Offering, and the other transactions contemplated by the BCA, are conditioned upon the satisfaction of all conditions to the effectiveness of the Plan, and other applicable conditions precedent set forth in the BCA, including Bankruptcy Court approval of the BCA. The BCA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the BCA. The Debtors will also be required to pay a termination premium in the amount of $38.8 million in cash if the BCA is terminated for certain events, subject however, to the prior payment in full in cash of the claims of the holders of Senior Secured Notes.

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease, but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. By order of the Bankruptcy Court dated December 12, 2016, the Debtors assumed all of their executory contracts and unexpired leases related to their oil and gas operations to the extent such contracts and leases constituted commercial property leases under the purview of the Bankruptcy Code. Pursuant to the Plan and consistent with the transactions contemplated thereby, the Debtors intend to (i) assume and reject certain executory contracts that have not yet been assumed or rejected; and (ii) assume and assign to New Permian Corp. certain executory contracts related to the Permian Assets that will be owned by New Permian Corp. The executory contracts referred to in the preceding sentence and whether they will be assumed, rejected or assumed and assigned pursuant to the Plan will be set forth in the Plan Supplement (as defined in the Plan) to be filed with the Bankruptcy Court prior to the last date for voting on the Plan.

Fresh Start Accounting. We may be required to adopt fresh start accounting upon emergence from Chapter 11. Adopting fresh start accounting would result in the allocation of the reorganization value to individual assets based on their estimated fair values. The enterprise value of the emerging company will be based on assumptions and inputs included in a plan of reorganization and will be subject to significant uncertainties. We currently cannot estimate the potential financial effect of fresh start accounting on our consolidated financial statements upon emergence from Chapter 11, although we would expect to recognize material adjustments upon implementation of fresh start accounting guidance upon emergence pursuant to a plan of reorganization. Under the Plan, we expect to qualify for fresh start accounting and the value of our oil and gas assets may be further adjusted upon implementation of fresh start accounting upon emergence or adjusted to fair value. The assumptions for which there is a reasonable possibility of material impact affecting the reorganization value include, but are not limited to, management’s assumptions and capital expenditure plans related to the estimation of our oil and gas reserves.

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

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases. These cash and non-cash costs are being expensed as incurred and are expected to significantly affect our results. The following table summarizes the components included in reorganization items, net on our consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars	2017	2016	2017	2016
Estimated claim for Senior Secured Notes	$173,449	$—	$173,449	$—
Debt discounts/premiums and issuance costs	—	2	—	48,831
Advisory and professional fees	11,724	10,047	31,107	24,010
Rejections and cures of executory contracts	13,795	594	14,087	526
DIP Credit Agreement debt issuance costs	425	—	890	4,172
Other	(53)	22	314	23
Reorganization items, net	$199,340	$10,665	$219,847	$77,562

Reorganization items reflect the net expenses and gains and losses that are the result of the reorganization of the business. The estimated claim for Senior Secured Notes represents our estimate of unpaid pre- and post-petition default interest on all outstanding obligations payable under the Senior Secured Notes. Advisory and professional fees represent professional fees associated with the Chapter 11 Cases. Rejections and cures of executory contracts reflect $8.1 million in pre-petition, general unsecured claims for rejection damages related to office leases and $5.5 million in an allowed, pre-petition, general unsecured claim for rejection damages related to Transpetco Transportation Company. As of September 30, 2017, we had $16.8 million of accrued reorganization costs not yet paid included in accounts payable on the consolidated balance sheet, consisting primarily of advisory and professional fees.

Liabilities Subject to Compromise

Liabilities subject to compromise in our consolidated financial statements include pre-petition liabilities that may be affected by a plan of reorganization at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there is uncertainty about whether a secured claim is under-secured, or will be impaired under a plan of reorganization, the entire amount of the claim is included in liabilities subject to compromise. Differences between liabilities we have estimated and the claims that have been filed will be investigated and resolved in connection with the claims resolution process in the Chapter 11 Cases. We will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

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

The following table summarizes the components of liabilities subject to compromise included in our consolidated balance sheets as of September 30, 2017 and December 31, 2016:

Thousands of dollars	September 30, 2017	December 31, 2016
Senior Unsecured Notes	$1,155,000	$1,155,000
Senior Secured Notes	650,000	650,000
Accrued interest payable	235,357	61,908
Accounts payable	18,486	5,294
Distributions payable	6,974	6,974
Total liabilities subject to compromise	$2,065,817	$1,879,176

In the third quarter of 2017 and as a consequence of filing the Plan, we recorded $173.4 million for unpaid pre- and post-petition default interest on all outstanding obligations payable under the Senior Secured Notes. In addition, during the third quarter we recorded $8.1 million in pre-petition, general unsecured claims for rejection damages related to office leases and $5.5 million in an allowed, pre-petition, general unsecured claim for rejection damages related to Transpetco Transportation Company.

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

In addition to the uncertainty resulting from the Chapter 11 Cases, oil and natural gas prices continue to remain historically low. During the nine months ended September 30, 2014, 2015, 2016 and 2017, the WTI posted price averaged approximately $100 per Bbl, $51 per Bbl, $41 per Bbl and $49 per Bbl, respectively. During the nine months ended September 30, 2014, 2015, 2016 and 2017, the Henry Hub posted price averaged approximately $4.57 per MMBtu, $2.80 per MMBtu, $2.34 per MMBtu and $3.01 per MMBtu. Our revenue, profitability and cash flow are highly sensitive to movements in oil and natural gas prices. Sustained depressed prices of oil and natural gas will materially adversely affect our assets, development plans, results of operations and financial condition. The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. As of September 30, 2017, none of our estimated future production was covered by commodity derivatives, and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all. As a result, we have significant exposure to fluctuations in oil and natural gas prices and our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, results of operations and financial condition.
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

All of our derivative counterparties were lenders, or affiliates of lenders, under the RBL Credit Agreement (see Note 7). In connection with Bankruptcy Court approval of the DIP Credit Agreement, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions and to calculate the amounts due to or from the Debtors as a result of such terminations, in accordance with the terms of the governing agreements. Each such counterparty was required to hold any hedge proceeds due to the Debtors in a book entry account maintained by it pursuant to and subject to the provisions of the order of the Bankruptcy Court approving the DIP Credit Agreement, with the rights of all of the parties reserved as to the ultimate disposition of the proceeds.

Payables due to our counterparties (“Hedge Termination Obligations”) with respect to our derivative obligations constituted secured obligations under the RBL Credit Agreement. Because the RBL Credit Agreement was fully collateralized at the Chapter 11 Filing Date, and is excluded from liabilities subject to compromise, Hedge Termination Obligations were reflected in accounts payable on the consolidated balance sheet rather than in liabilities subject to compromise.

On July 19, 2017, the Bankruptcy Court authorized the hedge settlements of $460.3 million to be applied against the Hedge Termination Obligations and outstanding obligations under the RBL Credit Agreement. The application resulted in the reduction of the aggregate principal outstanding under the RBL Credit Agreement by $452.2 million and the interest rate swap payable by $2.9 million. The remaining portion of the hedge settlements of $5.2 million was applied to interest that was payable on the RBL Credit Agreement. The $452.2 million reduction in the aggregate principal outstanding under the RBL Credit Agreement, as a non-cash transaction, was not reflected in the cash flows from financing activities on the consolidated statement of cash flows.

We had no gains or losses on derivative instruments during the three months and nine months ended September 30, 2017. The following table presents gains and losses on derivative instruments during the three months and nine months ended September 30, 2016:

Thousands of dollars	Oil Commodity Derivatives (a)	Natural Gas Commodity Derivatives (a)	Interest Rate Derivatives (b)	Total Financial Instruments
Three Months Ended September 30, 2016
Net loss	$—	$—	$(211)	$(211)

Nine Months Ended September 30, 2016
Net loss	$(43,345)	$(10,942)	$(2,021)	$(56,308)
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

Financial assets and liabilities that are categorized in Level 3 may later be reclassified to the Level 2 category at the point we are able to obtain sufficient binding market data.  We had no transfers in or out of Levels 1, 2 or 3 during the three months and nine months ended September 30, 2017 and 2016. Our policy is to recognize transfers between levels as of the end of the period.

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

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of September 30, 2017
Available-for-sale securities
Equities	1,660	—	—	1,660
Mutual funds	11,992	—	—	11,992
Exchange traded funds	8,467	—	—	8,467
Net assets	$22,119	$—	$—	$22,119

Thousands of dollars	Level 1	Level 2	Level 3	Total

As of December 31, 2016
Available-for-sale securities
Equities	1,492	—	—	1,492
Mutual funds	11,229	—	—	11,229
Exchange traded funds	7,675	—	—	7,675
Net assets	$20,396	$—	$—	$20,396

4.  Related Party Transactions

Breitburn Management Company LLC (“Breitburn Management”), our wholly-owned subsidiary, operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land administration, legal and engineering.  All of our employees, including our executives, are employees of Breitburn Management. Breitburn Management also provided administrative services to Pacific Coast Energy Company LP (“PCEC”), our predecessor, under an administrative services agreement (as amended, the “Administrative Services Agreement”), in exchange for a monthly fee for indirect expenses and reimbursement for all direct expenses, including incentive compensation plan costs and direct payroll and administrative costs related to PCEC properties and operations. PCEC and Breitburn Management agreed to terminate the Administrative Services Agreement effective June 30, 2016. Upon termination of the Administrative Services Agreement on June 30, 2016, PCEC was no longer considered a related party, as Breitburn Management and its management team no longer managed or had significant influence over PCEC. Prior to the termination of the Administrative Service Agreement on June 30, 2016, the monthly fee paid by PCEC for indirect expenses was $0.7 million and totaled $4.2 million in 2016. For the three months and nine months ended September 30, 2016, direct expenses including payroll and administrative costs reimbursed to Breitburn Management totaled $0.5 million and $4.9 million, respectively.

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

At each of September 30, 2017 and December 31, 2016, we had receivables of $0.9 million, respectively, due from certain of our other affiliates, representing investments in natural gas processing facilities, primarily for management fees and operational expenses incurred on their behalf.

5. Impairments

Long-Lived Assets

We review our oil and gas properties for impairment periodically or when events or circumstances indicate that their net book value, or carrying values, may exceed their fair values and may not be recoverable. Under the successful efforts method of accounting, the carrying value of an oil and gas property to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property. Due to the nature of the recoverability test, certain oil and gas properties may have carrying values which exceed their fair values, but an impairment charge is not recognized because their carrying values are less than their undiscounted cash flows. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technological improvements on operating expenses, production profiles and market supply and demand conditions for oil and natural gas. For purposes of assessing our oil and gas properties for potential impairment, management reviews the expected undiscounted future cash flows for our total proved and, in certain instances, risk-adjusted probable and possible reserves on a held and used basis based in large part on future capital and operating plans. The undiscounted cash flow review includes inputs such as applicable NYMEX forward strip prices, estimated basis price differentials, expenses and capital estimates, and escalation factors.  Management also considers the impact future price changes are likely to have on our future operating plans.

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

If we determine that an impairment charge for a property is warranted, an impairment charge is recorded for the amount that the property’s carrying value exceeds its estimated fair value, which is generally determined by using a discounted cash flow calculation. The partnership may also use estimated sales proceeds to determine estimated fair value if such information is available.

For impairment charges in which the discounted cash flow calculation was used to determine fair values, the associated property’s expected future net cash flows were discounted using a market-based long-term weighted average cost of capital rate that approximated 13% at September 30, 2017. We consider the inputs for our impairment calculations to be Level 3 inputs. The impairment reviews and calculations are based on assumptions that are consistent with our expected development plans.

Non-cash impairment charges totaled $402.7 million and $419.9 million for the three months and nine months ended September 30, 2017, respectively.
Non-cash impairment charges for the three months ended September 30, 2017 included $219.4 million in Ark-La-Tex, $25.4 million in California and $0.1 million in the Southeast, primarily related to the impact of the drop in forward commodity strip prices on projected future revenues of lower margin properties. Non-cash impairment charges for the nine months ended September 30, 2017, included $219.4 million in Ark-La-Tex, $25.6 million in California, $11.9 million in the Rockies, $4.8 million for our properties in the Permian Basin other than the Permian Assets (that are to be transferred to New Permian Corp. under the Plan) and $0.4 million in the Southeast, primarily related to the impact of the drop in forward commodity strip prices on projected future revenues of lower margin properties.

In addition, as previously discussed in Note 2, the Plan is premised on the division of the Debtors’ assets and existing businesses into two separate entities upon the occurrence of the Plan Effective Date: LegacyCo, which will own all of the Debtors’ assets other than the Permian Assets; and New Permian Corp., which will own all of the Permian Assets. In September 2017, in connection with the preparation of the Plan, the Partnership determined that the fair value of the Permian Assets should be based on the market approach, which approximates the proceeds to be received from the contemplated Rights Offering and exercise of Minimum Allocation Rights described in the Plan. See “Chapter 11 Cases—Joint Chapter 11 Plan of Reorganization” in Note 2 above. For the three months and nine months ended September 30, 2017, non-cash impairment charges totaled $157.8 million for the Permian Assets.

Non-cash impairments totaled $275.0 million for the three months ended September 30, 2016, including $177.1 million in the Permian Basin, $88.4 million in the Rockies, $5.3 million in the Midwest, and $4.2 million in Ark-La-Tex. For the nine months ended September 30, 2016, impairments totaled $277.8 million, including $177.6 million in the Permian Basin, $88.6 million in the Rockies, $2.1 million in the Southeast, $5.3 million in the Midwest, and $4.2 million in Ark-La-Tex.

With the exception of the Permian Assets, management prepared its undiscounted cash flow estimates on a held and used basis which assumes oil and gas properties will be held and used for their economic lives. It is possible that further periods of prolonged lower commodity prices, future declines in commodity prices, changes to our future plans in connection with a confirmed and effective plan of reorganization, or increases in operating costs could result in future impairments. For example, during the third quarter, had the undiscounted cash flows for three of our properties located in the Mid-Continent, Ark-La-Tex, and the Midwest been lower by 5%, the estimated non-cash impairment charges would have been approximately $634 million higher for the three months ended September 30, 2017. Given the number of assumptions involved in the estimates, estimates as to sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired.  Additionally, the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value if we are required to apply fresh start accounting upon emergence from Chapter 11.

6. Other Long-Term Assets

As of September 30, 2017 and December 31, 2016, our other long-term assets were as follows:

Thousands of dollars	September 30, 2017	December 31, 2016
Available-for-sale securities	$22,119	$20,396
Deposit for Jay Field net profit interest obligation	18,263	18,263
Property reclamation deposit	10,767	10,738
Other	15,103	14,449
Total	$66,252	$63,846

7.  Debt

As of September 30, 2017 and December 31, 2016, our debt was as follows:

Thousands of dollars	September 30, 2017	December 31, 2016
RBL Credit Agreement	$746,107	$1,198,259
Promissory note	2,938	2,938
DIP Credit Agreement	7,000	—
Senior Secured Notes	650,000	650,000
2020 Senior Notes	305,000	305,000
2022 Senior Notes	850,000	850,000
Capital lease obligations	139	156
Total debt	$2,561,184	$3,006,353
Less: Current portion of debt	(753,107)	(1,198,259)
Less: Amounts reclassified to liabilities subject to compromise	(1,805,000)	(1,805,000)
Total long-term debt	$3,077	$3,094

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement, as borrower, with the DIP Lenders and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders made available a revolving credit facility in an aggregate principal amount of $150 million, which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million and a swingline facility in an aggregate principal amount not to exceed a sublimit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the scheduled maturity of the DIP Credit Agreement of December 31, 2017. The maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors.

At September 30, 2017 and December 31, 2016, we had $7.0 million and zero in borrowings outstanding, respectively, and $52.8 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the RBL Credit Agreement and the indentures governing the Senior Secured Notes and the Senior Unsecured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.

RBL Credit Agreement

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, are party to a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and a syndicate of banks with a maturity date of November 19, 2019. We entered into the RBL Credit Agreement on November 19, 2014. The RBL Credit Agreement limited the amounts we could borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. As of September 30, 2017 and December 31, 2016, we had $746.1 million and $1.2 billion in indebtedness outstanding under the RBL Credit Agreement.

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

We are required to make adequate protection payments to the lenders under the RBL Credit Agreement, which includes the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are recognizing the default interest accrued on the RBL Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At September 30, 2017, the default interest rate on the RBL Credit Agreement was 7.25%.

The carrying value of the RBL Credit Agreement at September 30, 2017 and December 31, 2016 approximated fair value. We consider the fair value of the RBL Credit Agreement to be Level 2, as it is based on the current active market prime rate.

On July 19, 2017, the Bankruptcy Court authorized the hedge settlements of $460.3 million to be applied against the Hedge Termination Obligations and outstanding obligations under the RBL Credit Agreement. See Note 3 for more information.

Senior Secured Notes

As of September 30, 2017 and December 31, 2016, we had $650 million in aggregate principal amount of Senior Secured Notes outstanding. Prior to the commencement of the Chapter 11 Cases, interest on our Senior Secured Notes was payable quarterly in March, June, September and December.

Since the commencement of the Chapter 11 Cases, no interest has been paid to the holders of the Senior Secured Notes. As of September 30, 2017, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value of the notes of $650 million. In addition, as of the Chapter 11 Filing Date, the accrued but unpaid interest expense on the Senior Secured Notes of $7.5 million was reflected as liabilities subject to compromise. No interest expense was recognized on the Senior Secured Notes after the commencement of the Chapter 11 Cases. In the third quarter of 2017, we recorded $173.4 million for the estimated claim for Senior Secured Notes for unpaid pre- and post-petition default interest on all outstanding obligations payable under the Senior Secured Notes, which is all reflected in liabilities subject to compromise. Had we recognized contractual interest expense on the Senior Secured Notes after the commencement of the Chapter 11 Cases for each period, interest expense would have been $15.0 million and $45.1 million for each of the three months and nine months ended September 30, 2017, respectively and $15.0 million and $22.5 million for each of the three months and nine months ended September 30, 2016, respectively.

As a result of the filing of the Chapter 11 Cases, the fair value of our Senior Secured Notes at September 30, 2017 and December 31, 2016 cannot be reasonably determined.

Senior Unsecured Notes

At each of September 30, 2017 and December 31, 2016, we had $305.0 million in aggregate principal amount of 2020 Senior Notes and $850 million in aggregate principal amount of 2022 Senior Notes. Interest on the 2020 Senior Notes and the 2022 Senior Notes was payable twice a year in April and October.

As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, we did not pay $33.5 million in interest due with respect to our 2022 Senior Notes and $13.2 million interest due with respect to our 2020 Senior Notes, each of which were due on April 15, 2016.

As of September 30, 2017 and December 31, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values. No interest expense has been recognized on the Senior Unsecured Notes subsequent to the filing of the Chapter 11 Petitions. Unrecognized contractual interest expense on the Senior Unsecured Notes for the three months and nine months ended September 30, 2017 was $23.3 million and $69.9 million, respectively. Unrecognized contractual interest expense on the Senior Unsecured Notes for the three months and nine months ended September 30, 2016 was $23.3 million and $35.0 million, respectively.

As a result of the filing of the Chapter 11 Cases, the fair value of our Senior Unsecured Notes at September 30, 2017 and December 31, 2016 cannot be reasonably determined.

Interest Expense

Our interest expense is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands of dollars	2017	2016	2017	2016
RBL Credit Agreement (including commitment fees) and other debt	$16,716	$21,051	$61,821	$43,385
DIP Credit Agreement (including commitment fees)	152	—	152	—
Senior Secured Notes	—	—	—	22,548
Senior Unsecured Notes	—	—	—	34,966
Amortization of net discount/premium and debt issuance costs	—	—	—	26,138
Capitalized interest	—	(69)	—	(149)
Total	$16,868	$20,982	$61,973	$126,888
Cash paid for interest	$11,647	$598	$77,206	$43,766

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

9.  Asset Retirement Obligations

Asset retirement obligations (“ARO”) are based on our net ownership in wells and facilities and our estimate of the costs to abandon and remediate those wells and facilities together with our estimate of the future timing of the costs to be incurred.  Payments to settle ARO occur over the operating lives of the assets, estimated to range from less than one year to 50 years.  Estimated cash flows have been discounted at our credit-adjusted risk-free rate of approximately 14% for each of the nine months ended September 30, 2017 and the year ended December 31, 2016, and adjusted for inflation using a rate of 2%.  Our credit-adjusted risk-free rate is calculated based on our cost of borrowing adjusted for the effect of our credit standing and specific industry and business risk.

We consider the inputs to our ARO valuation to be Level 3, as fair value is determined using discounted cash flow methodologies based on standardized inputs that are not readily observable in public markets.

Changes in ARO for the period ended September 30, 2017, and the year ended December 31, 2016 are presented in the following table:

	Nine Months Ended	Year Ended
Thousands of dollars	September 30, 2017	December 31, 2016
Carrying amount, beginning of period	$258,494	$254,378
Liabilities added from acquisitions	49	78
Liabilities related to divested properties	—	(8,380)
Liabilities incurred from drilling	440	224
Liabilities settled	(5,514)	(3,162)
Revision of estimates	1,218	(2,362)
Accretion expense	13,428	17,718
Carrying amount, end of period	268,115	258,494
Less: Current portion of ARO	(3,522)	(5,905)
Non-current portion of ARO	$264,593	$252,589

10.  Commitments and Contingencies

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily relate to abandonments, environmental and other responsibilities where governmental and other organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon.  At September 30, 2017 and December 31, 2016, we had approximately $26.1 million and $26.4 million of surety bonds, respectively. At September 30, 2017 and December 31, 2016, we had zero and approximately $13.0 million, respectively, in letters of credit outstanding under the RBL Credit Agreement and approximately $52.8 million and $37.9 million, respectively, in letters of credit outstanding under the DIP Credit Agreement. The increase in letters of credit under the DIP Credit Agreement reflects the transfer of letters of credit from the RBL Credit Agreement to the DIP Credit Agreement.

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.

11.  Partners’ Equity

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), Series B Perpetual Convertible Preferred Units (“Series B Preferred Units”) and common units representing limited partnership interests in us (“Common Units”) are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. Nevertheless, as described above, the Plan provides that holders of Series A Preferred Units, Series B Preferred Units and Common Units do not receive any consideration or distribution on account of such units under the Plan and that all of such units will be canceled. We also believe that even if the Plan is not confirmed, it is highly likely that our Series A Preferred Units, Series B Preferred Units and Common Units will be canceled in the Chapter 11 Cases and that the holders thereof will not receive any distribution on account of their holdings. Based on the foregoing, the value of our securities, including our Series A Preferred Units, Series B Preferred Units and Common Units, is highly speculative. See “Chapter 11 Cases—Joint Chapter 11 Plan of Reorganization” under Note 2 for more information.

Preferred Units

At each of September 30, 2017 and December 31, 2016, we had 8.0 million Series A Preferred Units outstanding. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of current distributions.

At each of September 30, 2017 and December 31, 2016, we had 49.6 million Series B Preferred Units outstanding. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. We have not been accruing distributions on the Series A Preferred Units and Series B Preferred Units since the Chapter 11 Filing Date.

During the three months ended September 30, 2016, we recognized zero of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations. During three months ended September 30, 2016, we recognized $0.6 million of accrued distributions on the Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

During the nine months ended September 30, 2016, we recognized $6.1 million of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations. During nine months ended September 30, 2016, we recognized $11.7 million of accrued distributions on the

Series B Preferred Units, which are included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

We will continue to account for our Series A Preferred Units and Series B Preferred Units at their carrying values until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 1, 2016 to the Chapter 11 Filing Date. At each of September 30, 2017 and December 31, 2016, total accrued but unpaid distributions on our Series A Preferred Units and Series B Preferred Units of $7.0 million were reflected as liabilities subject to compromise.

Common Units

As of the Chapter 11 Filing Date, we had 213.8 million Common Units outstanding. We will continue to account for our Common Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective.

At each of September 30, 2017 and December 31, 2016, we had approximately 213.8 million of Common Units outstanding.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Thousands, except per unit amounts	2017	2016	2017	2016
Net loss attributable to the partnership	$(651,969)	$(364,600)	$(806,243)	$(729,701)
Less:
Distributions to Series A preferred unitholders	—	—	—	6,142
Non-cash distributions to Series B preferred unitholders	—	621	—	11,744
Net loss used to calculate basic and diluted net loss per unit	$(651,969)	$(365,221)	$(806,243)	$(747,587)

Weighted average number of units used to calculate basic and diluted net loss per unit (in thousands):
Common Units (a)	213,789	213,789	213,789	213,743
Dilutive units (b)	—	—	—	—
Denominator for diluted net loss per unit	213,789	213,789	213,789	213,743

Net loss per common unit
Basic	$(3.05)	$(1.71)	$(3.77)	$(3.50)
Diluted	$(3.05)	$(1.71)	$(3.77)	$(3.50)
(a) We had no participating securities outstanding during the each of three months and nine months ended September 30, 2017. The three months and nine months ended September 30, 2016 exclude 20,279 and 19,578, respectively, of weighted average anti-dilutive units from the calculation of the denominator for basic earnings per common unit, as we were in a loss position.
(b) We had no dilutive units outstanding during the each of three months and nine months ended September 30, 2017. Each of the three months and nine months ended September 30, 2016 excludes 413 of weighted average anti-dilutive units from the calculation of the denominator for diluted earnings per common unit, as we were in a loss position.

12. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows:

	Three Months Ended September 30,
	2017			2016
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post- retirement Benefits	Total	Available-For-Sale Securities	Post retirement Benefits	Total
Accumulated comprehensive income (loss), beginning of period	$679	$774	$1,453	$84	$(341)	$(257)

Other comprehensive income (loss) before reclassification	347	(21)	326	312	(12)	300
Amounts reclassified from accumulated other comprehensive loss (a)	13	—	13	9	—	9
Net current period other comprehensive income (loss)	360	(21)	339	321	(12)	309
Less: Accumulated comprehensive income (loss) attributable to noncontrolling interest	147	(8)	139	131	(5)	126
Accumulated comprehensive income (loss), end of period	$892	$761	$1,653	$274	$(348)	$(74)

	Nine Months Ended September 30,
	2017			2016
	Gain (loss) on			Gain (loss) on
Thousands of dollars	Available-For-Sale Securities	Post- retirement Benefits	Total	Available-For-Sale Securities	Post- retirement Benefits
Accumulated comprehensive income (loss), beginning of period	$234	$798	$1,032	$(350)	$121	$(229)

Other comprehensive income (loss) before reclassification	1,092	(62)	1,030	1,521	(793)	728
Amounts reclassified from accumulated other comprehensive loss (income) (a)	19	—	19	(467)	—	(467)
Net current period other comprehensive income (loss)	1,111	(62)	1,049	1,054	(793)	261
Less: Accumulated comprehensive income (loss) attributable to noncontrolling interest	453	(25)	428	430	(324)	106
Accumulated comprehensive income (loss), end of period	$892	$761	$1,653	$274	$(348)	$(74)
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

Key Employee Program

In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Employee Program (“KEP”). The 2017 KEP has substantially similar terms and conditions as the Partnership’s 2016 KEP, which was approved by the Bankruptcy Court in September 2016. Payments under the 2017 KEP are contingent on the Partnership meeting certain performance metrics tied to production and lease operating expense for fiscal year 2017. Participants must be employed on the scheduled payment dates in order to receive a payment under the 2017 KEP. During the three months and nine months ended September 30, 2017, we recognized $2.5 million and $7.8 million in general and administrative expenses, respectively, and $1.3 million and $4.0 million in operating costs, respectively, related to the 2017 KEP.

Key Executive Incentive Program

In March 2017, the Bankruptcy Court approved the Partnership’s 2017 Key Executive Incentive Program (“KEIP”). Participants in the KEIP include the following named executive officers of Breitburn GP LLC, the general partner of the Partnership: Halbert S. Washburn, Mark L. Pease, James G. Jackson and Gregory C. Brown. The 2017 KEIP has substantially similar terms and conditions as the Partnership’s 2016 KEIP, except for the use of updated metrics and the modification of the timing of award payments so that the payments are made at the conclusion of each quarterly performance period ending March 31, June 30, September 30 and December 31, 2017. The 2016 KEIP was approved by the Bankruptcy Court in September 2016. Participants must be employed on the scheduled payment dates in order to receive a payment under the 2017 KEIP. During the three months and nine months ended September 30, 2017, we recognized $1.8 million and $5.5 million general and administrative expenses, respectively, related to the KEIP.

14.  Restructuring Costs

We executed workforce reductions in the first half of 2016 in connection with the notice received from PCEC in February 2016 of its intention to terminate the Administrative Services Agreement with Breitburn Management, effective as of June 30, 2016 (see Note 4 for a discussion of the Administrative Services Agreement).

In connection with the workforce reductions, we incurred total costs of approximately $4.3 million for the nine months ended September 30, 2016, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. The reductions were communicated to affected employees on various dates during the six months ended June 30, 2016, and all such notifications were completed by June 30, 2016. The plan resulted in a reduction of 73 employees for the nine months ended September 30, 2016. There were no workforce reductions during the nine months ended September 30, 2017.

	Three Months Ended	Nine Months Ended
Thousands of dollars	September 30, 2016	September 30, 2016
Severance payments	$134	$3,585
Unit-based compensation expense	(891)	553
Other termination costs	(202)	151
Total	$(959)	$4,289

15. Subsequent Events

On October 11, 2017, the Debtors entered into an amended and restated restructuring support agreement, which sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive financial restructuring of the Debtors. The Debtors also entered into an amended and restated backstop commitment agreement with the Consenting Creditors. The Restructuring Transactions will be effectuated through the Plan filed with the Bankruptcy Court on October 11, 2017. See Note 2 for detailed discussion. A hearing before the Bankruptcy Court to consider confirmation of the Plan has been scheduled to commence on January 11, 2018.

The Debtors have filed a motion seeking approval of the Sixth Amendment to the DIP Credit Agreement, which will, among other things, extend the DIP Credit Agreement’s scheduled maturity date to March 31, 2018. A hearing before the Bankruptcy Court to consider that motion has been scheduled for November 16, 2017.

In November 2017, we entered into crude oil swap contracts for 4,000 Bbl/d for the year 2018 at an average price of $56.385 per Bbl.

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

Chapter 11 Cases

On May 15, 2016, the Debtors filed the Chapter 11 Petitions. The Chapter 11 Cases are being jointly administered under the caption “In re Breitburn Energy Partners LP, et al.,” Case No. 16-11390. The Debtors include the Partnership, Breitburn Management, BOLP, Breitburn Finance, Breitburn GP LLC, Breitburn Operating GP LLC, Breitburn Sawtelle LLC, Breitburn Oklahoma LLC, Phoenix Production Company, QR Energy, LP, QRE GP, LLC, QRE Operating, LLC, Breitburn Transpetco LP LLC, Breitburn Transpetco GP LLC, Transpetco Pipeline Company, L.P., Terra Energy Company LLC, Terra Pipeline Company LLC, Breitburn Florida LLC, Mercury Michigan Company, LLC, Beaver Creek Pipeline, L.L.C., GTG Pipeline LLC and Alamitos Company. No trustee has been appointed and we continue to manage the Partnership and our affiliates and operate our businesses as “debtors in possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize us to maintain our existing cash management system, to secure debtor-in-possession financing and other customary relief. In August 2016, the Bankruptcy Court entered a final order approving the DIP Credit Agreement. The DIP Credit Agreement’s scheduled maturity date is December 31, 2017.

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

The commencement of the Chapter 11 Cases constituted an event of default under our commodity and interest rate derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the year ended December 31, 2016, and the terminated transactions resulted in estimated settlements receivable and payable of $460.0 million and $4.1 million, respectively, at December 31, 2016. On July 19, 2017, the Bankruptcy Court authorized the hedge settlements of $460.3 million to be applied against the Hedge Termination Obligations and outstanding obligations under the RBL Credit Agreement. The application resulted in the reduction of the aggregate principal outstanding under the RBL Credit Agreement by $452.2 million to $746.1 million and the interest rate swap payable by $2.9 million to $1.2 million, reflected in current portion of long-term debt and other current liabilities, respectively, on the consolidated balance sheet at September 30, 2017. The remaining portion of the hedge settlements of $5.2 million was applied to interest that was payable on the RBL Credit Agreement. The $452.2 million reduction in the aggregate principal outstanding under the RBL Credit Agreement, as a non-cash transaction, was not reflected in the cash flows from financing activities on the consolidated statement of cash flows.

We have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases. These cash and non-cash costs are being expensed as incurred and are expected to significantly affect our results. Reorganization items, net on the consolidated statements of operations include professional expenses, gains and losses that are the result of the reorganization of the business, and deferred and unamortized financing costs related to the Senior Notes. Reorganization items, net totaled $199.3 million and $219.8 million for the three months and nine months ended September 30, 2017, respectively, and $10.7 million and $77.6 million for the three months and nine months ended September 30, 2016, respectively.  For more information relating to the Chapter 11 Cases, see Note 2 to the consolidated financial statements in this report.

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

Restructuring Support Agreement

On October 11, 2017, the Debtors entered into an amended and restated restructuring support agreement (“RSA”) with certain holders of the Senior Secured Notes (“Consenting Second Lien Creditors”) and certain holders of the Senior Unsecured Notes (“Consenting Senior Unsecured Creditors” and together with the Consenting Second Lien Creditors, the “Consenting Creditors”). The RSA sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive financial restructuring of the Debtors (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through the Debtors’ Joint Chapter 11 Plan (the “Plan”) and related disclosure statement (the “Disclosure Statement”), each filed with the Bankruptcy Court on October 11, 2017.

The Consenting Second Lien Creditors collectively represent or hold, in the aggregate, more than 50% in number of holders and more than 66 2/3% of the outstanding aggregate principal amount of the Senior Secured Notes, and the Consenting Senior Unsecured Creditors collectively represent or hold, in the aggregate, more than 66 2/3% of the outstanding aggregate principal amount of the Senior Unsecured Notes. The total outstanding aggregate principal amount of the Senior Unsecured Notes is $1.2 billion.

Joint Chapter 11 Plan of Reorganization

The Plan is premised on the division of the Debtors’ assets and existing businesses into two separate entities upon the occurrence of the effective date of the Plan (the “Plan Effective Date”): (1) a newly-formed limited liability company (“LegacyCo”) that will own all of the Debtors’ assets other than certain assets located in the Permian Basin (such assets, the “Permian Assets”); and (2) a newly-formed corporation (“New Permian Corp.”) that will own all of the equity of a newly-formed limited liability company that will own the Permian Assets. New Permian Corp. will also own 7.5% of the equity of LegacyCo. Certain principal terms of the Plan are outlined below:

•
Lenders (the “RBL Lenders”) under the Debtor’s prepetition revolving credit facility holding allowed claims in the aggregate principal amount of $747.3 million (the “RBL Claims”) will receive a pro rata share of (a) cash in an amount equal to the RBL Claims, minus $400 million and (b) participation in an amended and restated term loan facility in the principal amount of $400 million. Each RBL Lender will also have the right to convert its entire portion of the term loan facility to an equal amount of a new amended and restated revolving credit facility (collectively, the “Exit Facility”).

•
Holders of the Senior Secured Notes with allowed claims solely for purposes of the Plan in the aggregate amount of $793.3 million, plus accrued unpaid pre- and post-petition default interest on all outstanding obligations, costs, fees, indemnities, and all other obligations payable under the Senior Secured Notes, will receive a pro rata share of 92.5% of the equity of LegacyCo, subject to potential dilution.

•
Holders of the Senior Unsecured Notes that are “eligible offerees” will receive the right to purchase their pro rata share of an aggregate of 60% of the shares to be issued by New Permian Corp. (“New Permian Corp. Shares”), subject to certain dilution, pursuant to a $465 million rights offering (the “Rights Offering”) to be implemented under the Plan. The Rights Offering will be backstopped by the Commitment Parties pursuant to the BCA (each as defined below).

•
Pursuant to the BCA, the Commitment Parties also have committed to exercise rights (the “Minimum Allocation Rights”) to purchase the remaining 40% of the New Permian Corp. Shares for an aggregate amount of $310 million payable in cash, subject to certain dilution. Pursuant to the BCA, the Commitment Parties also will receive on the Plan Effective Date 10% of the New Permian Corp. Shares, which will dilute the New Permian Corp. Shares issued pursuant to the Rights Offering and pursuant to the Minimum Allocation Rights.

•
Holders of general unsecured claims (including holders of Senior Unsecured Notes that are not “eligible offerees” or who elect not to participate in the Rights Offering) will receive their pro rata share of (i) $0.5 million in cash or such other amount as determined by the Requisite Consenting Second Lien Creditors, Requisite Commitment Parties (each as defined in the BCA) and the Debtors prior to the entry of an order approving the Disclosure Statement; or (ii) if the Requisite Commitment Parties and the Requisite Consenting Second Lien Creditors each have agreed to such distribution by no later than the date on which the Bankruptcy Court holds a hearing on the Disclosure Statement, their pro rata share of a certain percentage of New Permian Corp. Shares.

•
The Partnership’s common and preferred unitholders will receive no distribution or consideration under the Plan on account of their equity interests, and all such units will be canceled on the Plan Effective Date. Nevertheless, the Debtors will incur a substantial amount of cancellation of debt and other income upon implementation of the Plan that will be allocable to the unitholders for income tax purposes. The Debtors have attempted to structure the Plan and the transactions related to its implementation so as to mitigate the impact of such cancellation of debt and other income. As described in the Disclosure Statement, the Debtors currently expect, based on their understanding of the facts as of the date of this report, to recognize a substantial net loss upon implementation of the Plan, a significant portion of which will be allocated to the common unitholders. In such event, the Debtors expect that, in aggregate, the amount of the loss allocable to the common unitholders will equal or exceed any cancellation of debt and other income allocable to the common unitholders. However, there is still a significant risk that unitholders could recognize a substantial amount of unsheltered income upon implementation of the Plan depending, in part, on whether certain actions are taken by certain creditors beyond the Debtors’ control on or prior to the Plan Effective Date or certain facts exist as to which the Debtors may be unaware with respect to related party ownership of equity of the Partnership by certain creditors on or prior to the Plan Effective Date.

•
The board of directors of LegacyCo (“LegacyCo Board”) shall be composed of the chief executive officer of the general partner of the Partnership as of the date immediately preceding the Plan Effective Date and such other members selected by the Requisite Consenting Second Lien Creditors in their sole discretion. The identities of the members of the LegacyCo Board and the initial boards of directors of the other reorganized Debtors (“Reorganized Debtors”) shall be disclosed at or prior to the hearing to consider confirmation of the Plan.

•
The board of directors of New Permian Corp. shall be composed of five initial members selected by the Commitment Parties in accordance with the terms of the Restructuring Term Sheet attached as an exhibit to the RSA.

Accordingly, upon consummation and implementation of the Plan, 92.5% of the equity of LegacyCo (the owner of the Reorganized Debtors’ assets other than the Permian Assets) will be distributed to the holders of the Senior Secured Notes, subject to dilution by any management incentive plan adopted by the LegacyCo Board. In addition, as stated above, the Permian Assets will be owned by New Permian Corp., which will also own 7.5% of the equity of LegacyCo, subject to dilution by any management incentive plan adopted by the LegacyCo Board.

The obligations under the Exit Facility will be secured by valid and perfected first priority security interests in and liens on substantially all of LegacyCo’s assets. The term loan facility will bear interest based on the Base Rate or LIBOR, plus 1.00% for Base Rate loans and 2.00% for LIBOR loans, and mature on the 7-year anniversary of the Plan Effective Date. The revolving credit facility will bear interest at the Base Rate or LIBOR, plus the applicable interest margin, and mature on the 4-

year anniversary of the Plan Effective Date. The revolving credit facility includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million and a swingline facility in an aggregate principal amount not to exceed a sublimit of $50 million. The borrowing base will be redetermined semi-annually, beginning on October 1, 2018. The Exit Facility will be subject to various conditions and covenants.

The Plan is subject to confirmation in accordance with the requirements of the Bankruptcy Code and to becoming effective in accordance with the provisions of the Plan. Although the Debtors believe the Plan satisfies the requirements for confirmation under the Bankruptcy Code, there is no assurance that the Bankruptcy Court will confirm the Plan and that it will become effective. The ultimate treatment of the claims of creditors and the interests of unitholders will not be determined until confirmation and implementation of a plan of reorganization.

Backstop Commitment Agreement

On October 11, 2017, the Debtors entered into an amended and restated backstop commitment agreement (“BCA”) with the Consenting Second Lien Creditors and certain holders of the Senior Unsecured Notes (the “Commitment Parties”), which Commitment Parties are also the Consenting Senior Unsecured Creditors under the RSA. The BCA is subject to Bankruptcy Court approval. In accordance with the Plan and pursuant to the BCA, the Commitment Parties will be issued, and the Commitment Parties have agreed to exercise, severally and not jointly, Minimum Allocation Rights to purchase 40% of the New Permian Corp. Shares for an aggregate purchase price of $310 million in cash. In addition, as described above, holders of the Senior Unsecured Notes that are “eligible offerees” (including the Commitment Parties) will be issued subscription rights in the Rights Offering to purchase on a pro rata basis up to 60% of New Permian Corp. Shares for an aggregate purchase price of $465 million in cash. Under the BCA, the Debtors have been granted an option (“Put Option”) to require the Commitment Parties to purchase, severally and not jointly, on the Plan Effective Date, any New Permian Corp. Shares that are not duly subscribed to pursuant to the Rights Offering. In consideration for the Put Option, the Backstop Commitment (as defined in the BCA) and the other agreements of the Commitment Parties in the BCA, including the obligation of each of the Commitment Parties to exercise the Minimum Allocation Rights, on the Plan Effective Date, the Commitment Parties shall be paid a nonrefundable premium (“Put Option Premium”) in an amount equal to 10% of the aggregate outstanding number of New Permian Corp. Shares issued on the Plan Effective Date, which will dilute the New Permian Corp. Shares issued pursuant to the Minimum Allocation Rights and the Rights Offering.

The Commitment Parties’ commitments to exercise their Minimum Allocation Rights and to backstop the Rights Offering, and the other transactions contemplated by the BCA, are conditioned upon the satisfaction of all conditions to the effectiveness of the Plan, and other applicable conditions precedent set forth in the BCA, including Bankruptcy Court approval of the BCA. The BCA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the BCA. The Debtors will also be required to pay a termination premium in the amount of $38.8 million in cash if the BCA is terminated for certain events, subject however, to the prior payment in full in cash of the claims of the holders of Senior Secured Notes.

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease, but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. By order of the Bankruptcy Court dated December 12, 2016, the Debtors assumed all of their executory contracts and unexpired leases related to their oil and gas operations to the extent such contracts and leases constituted commercial property leases under the purview of the Bankruptcy Code. Pursuant to the Plan and consistent with the transactions contemplated thereby, the Debtors intend to (i) assume and reject certain executory contracts that have not yet been assumed or rejected; and (ii) assume and assign to New Permian Corp. certain executory contracts related to the Permian Assets that will be owned by New Permian Corp. The executory contracts referred to in the preceding sentence and whether they will be assumed, rejected or assumed and assigned pursuant to the Plan will be set forth in the Plan Supplement (as defined in the Plan) to be filed with the Bankruptcy Court prior to the last date for voting on the Plan.

Fresh Start Accounting. We may be required to adopt fresh start accounting upon emergence from Chapter 11. Adopting fresh start accounting would result in the allocation of the reorganization value to individual assets based on their estimated fair values. The enterprise value of the emerging company will be based on assumptions and inputs included in a plan of reorganization and will be subject to significant uncertainties. We currently cannot estimate the potential financial effect of fresh start accounting on our consolidated financial statements upon emergence from Chapter 11, although we would expect to recognize material adjustments upon implementation of fresh start accounting guidance upon emergence pursuant to a plan of reorganization. Under the Plan, we expect to qualify for fresh start accounting and the value of our oil and gas assets may be further adjusted upon implementation of fresh start accounting upon emergence or adjusted to fair value. The assumptions for which there is a reasonable possibility of material impact affecting the reorganization value include, but are not limited to, management’s assumptions and capital expenditure plans related to the estimation of our oil and gas reserves.

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

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Preferred Units. In the event the Partnership fails to make any distribution on the Series B Preferred Units as required under the partnership agreement, the annual distribution rate is increased by 2.00% effective as of such date until the date on which all required distributions have been made. We accrued for earned but undeclared distributions on each series of Preferred Units for the period from April 15, 2016 to the Chapter 11 Filing Date. As of September 30, 2017, the accrued but unpaid distributions of $7.0 million were reflected as liabilities subject to compromise.

Operational Focus and Capital Expenditures

For the nine months ended September 30, 2017, our capital expenditures for oil and gas activities, including capitalized engineering costs, totaled $68 million, compared to approximately $45 million in the first nine months of 2016.  We spent approximately $18 million in Ark-La-Tex, $14 million in the Permian Basin, $13 million in Mid-Continent, $11 million in the Southeast, $6 million in California, $5 million in the Midwest, and $1 million in the Rockies. For the nine months ended September 30, 2017, we drilled and completed three net productive wells and performed 21 net recompletions in Ark-La-Tex, drilled and completed two net productive well and performed eight net recompletions in the Permian Basin, drilled and completed one net productive well and five net recompletions in the Southeast, and performed eight net recompletions in California and five in Mid-Continent.

We expect our full year 2017 capital spending program for oil and gas activities, including capitalized engineering costs and excluding acquisitions, to be approximately $102 million. We anticipate that 60% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases in our core operating areas of Ark-La-Tex, the Permian Basin and Mid-Continent that are designed to increase or add to production or reserves.

Commodity Prices

Our revenues and net income are sensitive to oil, NGL and natural gas prices, which have been and are expected to continue to be highly volatile. In the third quarter of 2017, the NYMEX WTI spot price averaged $48 per barrel, compared with approximately $45 per barrel in the third quarter of 2016.  Through the third quarter of 2017, the NYMEX WTI spot price ranged from a low of $42 per barrel to a high of $54 per barrel. Through the third quarter of 2016, the NYMEX WTI spot price ranged from a low of $26 per barrel to a high of $51 per barrel. In the third quarter of 2017, the Henry Hub natural gas spot price averaged $2.95 per MMBtu compared with approximately $2.88 per MMBtu in the third quarter of 2016. Through the third quarter of 2017, the Henry Hub natural gas spot price ranged from a low of $2.44 per MMBtu to a high of $3.71 per MMBtu.  Through the third quarter of 2016, the Henry Hub spot price ranged from a low of $1.49 per MMBtu to a high of $3.19 per MMBtu.  In the third quarter of 2017, the MichCon natural gas spot price averaged $2.89 per MMBtu compared with approximately $2.76 per MMBtu in the third quarter of 2016.  Through the third quarter of 2017, the MichCon natural gas spot price averaged $3.12 per MMBtu compared with approximately $2.31 per MMBtu through the third quarter of 2016.

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

We recorded non-cash oil and natural gas asset impairment charges of $402.7 million and $419.9 million during the three months and nine months ended September 30, 2017, respectively, and $283.3 million during the twelve months ended December 31, 2016. A further decline in future commodity prices could result in additional oil and gas impairment charges. The cash flow model that we use to assess proved properties for impairment includes numerous assumptions, such as management’s estimates of future production, market outlook on forward commodity prices, operating and development costs and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward commodity prices alone could potentially result in impairment.

With the exception of the Permian Assets, management prepared its undiscounted cash flow estimates on a held and used basis which assumes oil and gas properties will be held and used for their economic lives. It is possible that further periods of prolonged lower commodity prices, future declines in commodity prices, changes to our future plans in connection with a confirmed and effective plan of reorganization, or increases in operating costs could result in future impairments. For example, during the third quarter, had the undiscounted cash flows for three of our properties located in the Mid-Continent, Ark-La-Tex, and the Midwest been lower by 5%, the estimated non-cash impairment charges would have been approximately $634 million higher for the three months ended September 30, 2017. Given the number of assumptions involved in the estimates, estimates as to sensitivities to earnings for these periods if other assumptions had been used in impairment reviews and calculations is not practicable. Favorable changes to some assumptions could have increased the undiscounted cash flows thus further avoiding the need to impair any assets in this period, whereas other unfavorable changes could have caused an unknown number of assets to become impaired.  Additionally, the oil and gas assets may be further adjusted in the future due to the outcome of Chapter 11 Cases or adjusted to fair value if we are required to apply fresh start accounting upon emergence from Chapter 11.

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

Thousands of dollars,	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
except as indicated	2017	2016	$	%	2017	2016	$	%
Total production (MBoe) (a)	4,116	4,520	(404)	(9)%	12,407	13,974	(1,567)	(11)%
Oil (MBbl)	2,068	2,284	(216)	(9)%	6,384	7,251	(867)	(12)%
NGLs (MBbl)	440	518	(78)	(15)%	1,316	1,529	(213)	(14)%
Natural gas (MMcf)	9,651	10,313	(662)	(6)%	28,242	31,168	(2,926)	(9)%
Average daily production (Boe/d)	44,739	49,130	(4,391)	(9)%	45,447	51,000	(5,553)	(11)%
Sales volumes (MBoe) (b)	4,144	4,524	(380)	(8)%	12,583	14,095	(1,512)	(11)%
Average realized sales price (per Boe) (c)	$32.07	$28.56	$3.51	12%	$33.14	$25.68	$7.46	29%
Oil (per Bbl)	45.83	40.74	5.09	12%	46.33	36.86	9.47	26%
NGLs (per Bbl)	21.46	15.40	6.06	39%	21.23	13.84	7.39	53%
Natural gas (per Mcf)	2.84	2.72	0.12	4%	3.01	2.21	0.80	36%
Oil sales	$96,104	$93,259	$2,845	3%	$303,941	$271,823	$32,118	12%
NGL sales	9,441	7,975	1,466	18%	27,937	21,166	6,771	32%
Natural gas sales	27,421	28,025	(604)	(2)%	85,067	69,002	16,065	23%
Loss on commodity derivative instruments	—	—	—	n/a	—	(54,287)	54,287	(100)%
Other revenues, net (d)	4,754	4,310	444	10%	13,614	13,265	349	3%
Total revenues	$137,720	$133,569	$4,151	3%	$430,559	$320,969	$109,590	34%
Lease operating expenses before taxes (e)	$77,179	$77,676	$(497)	(1)%	$236,080	$226,023	$10,057	4%
Production and property taxes (f)	9,652	8,393	1,259	15%	30,147	28,844	1,303	5%
Total lease operating expenses	86,831	86,069	762	1%	266,227	254,867	11,360	4%
Purchases and other operating costs	2,810	751	2,059	n/a	11,810	4,714	7,096	151%
Salt water disposal costs	3,547	3,359	188	6%	9,248	9,694	(446)	(5)%
Change in inventory	(1,492)	(44)	(1,448)	n/a	(2,077)	(371)	(1,706)	460%
Total operating costs	$91,696	$90,135	$1,561	2%	$285,208	$268,904	$16,304	6%
Lease operating expenses before taxes per Boe (g)	$18.75	$17.02	$1.73	10%	$19.03	$16.02	$3.01	19%
Production and property taxes per Boe	2.34	1.86	0.48	26%	2.43	2.06	0.37	18%
Total lease operating expenses per Boe	$21.09	$18.88	$2.21	12%	$21.46	$18.08	$3.38	19%
Depletion, depreciation and amortization (“DD&A”)	$63,028	$81,083	$(18,055)	(22)%	$199,589	$246,766	$(47,177)	(19)%
DD&A per Boe	$15.31	$17.94	$(2.63)	(15)%	$16.09	$17.66	$(1.57)	(9)%
Impairment of oil and natural gas properties	$402,658	$274,968	$127,690	46%	$419,869	$277,761	$142,108	n/a
G&A excluding unit-based compensation (h)(i)	$16,546	$19,168	$(2,622)	(14)%	$51,315	$49,712	$1,603	3%
G&A excluding unit-based compensation per Boe (j)	$4.02	$4.24	$(0.22)	(5)%	$4.14	$3.56	$0.58	16%

(a) Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Given commodity price disparities, the price for a Bbl of oil equivalent for natural gas is significantly less than the price for a Bbl of oil.

(b) Includes 51 MBoe and 4 MBoe of condensate purchased from third parties during the three months ended September 30, 2017 and 2016, respectively, and 219 MBoe and 125 MBoe of condensate purchased from third parties during the nine months ended September 30, 2017 and 2016, respectively.

(c) Excludes the effect of commodity derivative settlements.
(d) Includes salt water disposal revenues, gas processing fees, earnings from equity investments and other operating revenues.
(e) Includes district expenses, transportation expenses and processing fees.
(f) Includes ad valorem and severance taxes.
(g) Excludes non-cash unit-based compensation expense of zero and $0.7 million for the three months ended September 30, 2017 and 2016, and zero and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively.

(h) Excludes non-cash unit-based compensation expense of zero and $2.7 million for the three months ended September 30, 2017 and 2016, and zero and $9.9 million for the nine months ended September 30, 2017 and 2016, respectively.

(i) G&A expenses, excluding cash and non-cash unit-based incentive compensation, were $11.3 million and $12.1 million for the three months ended September 30, 2017 and 2016, and $35.8 million and $34.5 million for the nine months ended September 30, 2017 and 2016, respectively.

(j) G&A expenses per Boe, excluding cash and non-cash unit-based incentive compensation, were $2.74 and $2.68 for the three months ended September 30, 2017 and 2016, and $2.89 and $2.47 for the nine months ended September 30, 2017 and 2016, respectively.

Comparison of Results for the Three Months and Nine Months Ended September 30, 2017 and 2016

The variances in our results were due to the following components:

Production

For the three months ended September 30, 2017, total production was 4,116 MBoe compared to 4,520 MBoe for the three months ended September 30, 2016, a decrease of 9%, primarily due to lower oil production from our Permian Basin, Mid-Continent, Ark-La-Tex, and Rockies properties due to natural field declines and the decrease in drilling activity.

For the nine months ended September 30, 2017, total production was 12,407 MBoe compared to 13,974 MBoe for the nine months ended September 30, 2016, a decrease of 11%, primarily due to lower oil production from our Mid-Continent, Ark-La-Tex, Permian Basin, Rockies and Southeast properties due to natural field declines and the decrease in drilling activity.

Oil, NGL and natural gas sales

Total oil, NGL and natural gas sales revenues increased $3.7 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Crude oil revenues increased $2.8 million primarily due to higher realized prices partially offset by lower sales volumes for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. NGL revenues increased $1.5 million primarily due to higher average NGL prices, partially offset by lower production for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Natural gas revenues decreased $0.6 million, primarily due to lower production partially offset by higher average natural gas prices for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Realized prices for crude oil increased $5.09 per Boe, or 12%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Realized prices for NGLs increased $6.06 per Boe, or 39% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Realized prices for natural gas increased $0.12 per Mcf, or 4%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Total oil, NGL and natural gas sales revenues increased $55.0 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Crude oil revenues increased $32.1 million due to higher average crude oil prices, partially offset by lower sales volume for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. NGL revenues increased $6.8 million primarily due to higher average NGL prices, partially offset by lower production for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Natural gas revenues increased $16.1 million primarily due to higher average natural gas prices, partially offset by lower production for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Realized prices for crude oil increased $9.47 per Boe, or 26%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Realized prices for NGLs increased $7.39 per Boe, or 53% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Realized prices for natural gas increased $0.80 per Mcf, or 36%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Loss on commodity derivative instruments

The commencement of the Chapter 11 Cases constituted an event of default under our commodity derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the year ended December 31, 2016. We had no gains or losses on commodity derivative instruments for the three months ended September 30, 2016.

Losses on commodity derivative instruments for the nine months ended September 30, 2016 were $54.3 million. Oil and natural gas derivative instrument settlement receipts net of payments totaled $611.5 million for the nine months ended September 30, 2016. Mark-to-market loss on commodity derivative instruments for the nine months ended September 30, 2016 was $665.8 million, primarily due to the termination in 2016 of our commodity derivative transactions in connection with the filing of the Chapter 11 petitions.

Other revenues, net

Other revenues increased $0.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher salt water disposal income and higher CO2 sales.

Other revenues increased $0.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher salt water disposal income partially offset by lower sulfur sales.

Lease operating expenses

Pre-tax lease operating expenses for the three months ended September 30, 2017 decreased $0.5 million compared to the three months ended September 30, 2016.  The decrease in pre-tax lease operating expenses primarily reflects lower payroll costs. On a per Boe basis, pre-tax lease operating expenses excluding non-cash unit based compensation expense were 10% higher than the three months ended September 30, 2016 at $18.75 per Boe, primarily due to lower production volumes and the effect higher commodity prices had on our operating costs per Boe.

Production and property taxes for the three months ended September 30, 2017 totaled $9.7 million, which was $1.3 million higher than the three months ended September 30, 2016, primarily due to higher commodity prices partially offset by lower production volumes.  On a per Boe basis, production and property taxes for the three months ended September 30, 2017 were $2.34 per Boe, which was 26% higher than the three months ended September 30, 2016, primarily due to higher commodity prices.

Pre-tax lease operating expenses for the nine months ended September 30, 2017 increased $10.1 million compared to the nine months ended September 30, 2016.  The increase in pre-tax lease operating expenses primarily reflects higher well services costs, bringing additional wells on production, and the effect that increased commodity prices had on operating costs. On a per Boe basis, pre-tax lease operating expenses excluding non-cash unit based compensation expense were 19% higher than the nine months ended September 30, 2016 at $19.03 per Boe, primarily due to higher well services costs and the impact that lower production volumes and higher commodity prices had on our operating costs per Boe.

Production and property taxes for the nine months ended September 30, 2017 totaled $30.1 million, which was $1.3 million higher than the nine months ended September 30, 2016, primarily due to higher commodity prices, offset by lower production volumes. On a per Boe basis, production and property taxes for the nine months ended September 30, 2017 were $2.43 per Boe, which was 18% higher than the nine months ended September 30, 2016, primarily due to higher commodity prices.

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

For the three months ended September 30, 2017, the change in inventory account amounted to a credit of $1.5 million compared to a credit of less than $0.1 million during the same period in 2016. The credit to inventory during the three months ended September 30, 2017 primarily reflects a higher volume of crude oil produced than sold during the period. The credit to inventory during the three months ended September 30, 2016 primarily reflects a slightly lower cost of goods sold during the period. In the three months ended September 30, 2017 and 2016, we sold 79 and 119 gross MBbls and produced 106 and 116 gross MBbls of crude oil from our Florida operations, respectively.

For the nine months ended September 30, 2017, the change in inventory account amounted to a credit of $2.1 million compared to a credit of $0.4 million during the same period in 2016.  The credit to inventory during the nine months ended September 30, 2017 and September 30, 2016 primarily reflects a higher volume of crude oil produced than sold during each period. In the nine months ended September 30, 2017 and 2016, we sold 321 and 355 gross MBbls and produced 371 and 356 gross MBbls of crude oil from our Florida operations, respectively.

Depletion, depreciation and amortization

DD&A totaled $63.0 million, or $15.31 per Boe, during the three months ended September 30, 2017, a decrease of approximately 15% per Boe from the same period a year ago.  The decrease in DD&A per Boe compared to the three months ended September 30, 2016 was primarily due to the effect the impairments of proved properties during 2017 and the year ended December 31, 2016 had on our reserve volumes and DD&A rates.

DD&A totaled $199.6 million, or $16.09 per Boe, during the nine months ended September 30, 2017, a decrease of approximately 9% per Boe from the same period a year ago.  The decrease in DD&A per Boe compared to the nine months ended September 30, 2016 was primarily due to the effect the impairments of proved properties during 2017 and the year ended December 31, 2016 had on our reserve volumes and DD&A rates.

Impairments

Non-cash impairment charges totaled $402.7 million for the three months ended September 30, 2017. Non-cash impairment charges included $219.4 million in Ark-La-Tex, $25.4 million in California and $0.1 million in the Southeast, primarily related to the impact of the drop in forward commodity strip prices on projected future revenues of lower margin properties. Non-cash impairment charges totaled $419.9 million for the nine months ended September 30, 2017, included $219.4 million in Ark-La-Tex, $25.6 million in California, $11.9 million in the Rockies, $4.8 million for our properties in the Permian Basin other than the Permian Assets (that are to be transferred to New Permian Corp. under the Plan) and $0.4 million in the Southeast, primarily related to the impact of the drop in forward commodity strip prices on projected future revenues of lower margin properties.

In addition, as previously discussed above, the Plan is premised on the division of the Debtors’ assets and existing businesses into two separate entities upon the occurrence of the Plan Effective Date: LegacyCo, which will own all of the Debtors’ assets other than the Permian Assets; and New Permian Corp., which will own all of the Permian Assets. In September 2017, in connection with the preparation of the Plan, the Partnership determined that the fair value of the Permian Assets should be based on the market approach, which approximates the proceeds to be received from the contemplated Rights Offering and exercise of Minimum Allocation Rights described in the Plan. See “Chapter 11 Cases—Joint Chapter 11 Plan of Reorganization” above. For the three months and nine months ended September 30, 2017, non-cash impairment charges totaled $157.8 million for the Permian Assets.
Non-cash impairments totaled $275.0 million for the three months ended September 30, 2016, including $177.1 million in the Permian Basin, $88.4 million in the Rockies, $5.3 million in the Midwest, and $4.2 million in Ark-La-Tex. For the nine months ended September 30, 2016, impairments totaled $277.8 million, including $177.6 million in the Permian Basin, $88.6 million in the Rockies, $5.3 million in the Midwest, $4.2 million in Ark-La-Tex, and $2.1 million in the Southeast.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $16.5 million and $21.9 million for the three months ended September 30, 2017 and 2016, respectively.  The three months ended September 30, 2016 included $2.7 million in non-cash unit-based incentive compensation expense.  The three months ended September 30, 2017 and 2016 included $5.3 million and $7.0 million in cash-based incentive compensation, respectively. G&A expenses, excluding cash and non-cash incentive compensation, were $11.3 million and $12.1 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in G&A, excluding cash and non-cash incentive compensation, during the three months ended September 30, 2017 was primarily due to lower director fees and accounting and audit fees. On a per Boe basis, G&A expenses, excluding cash and non-cash incentive compensation, were $2.74 and $2.68 for the three months ended September 30, 2017 and 2016, respectively.

G&A expenses totaled $51.3 million and $59.6 million for the nine months ended September 30, 2017 and 2016, respectively.  The nine months ended June 30, 2016 included $9.9 million in non-cash unit-based incentive compensation expense.  The nine months ended September 30, 2017 and 2016 included $15.5 million and $15.2 million in cash-based incentive compensation, respectively. G&A expenses, excluding cash and non-cash incentive compensation, were $35.8 million and $34.5 million for the nine months ended September 30, 2017 and 2016, respectively, which was primarily due to lower management fee income due to the termination of the Administrative Services Agreement with PCEC, partially offset by lower payroll expenses, professional fees, office rent, and accounting and audit fees. On a per Boe basis, G&A expenses, excluding cash and non-cash incentive compensation, were $2.89 and $2.47 for the nine months ended September 30, 2017 and 2016, respectively.

Restructuring costs

During the first half of 2016, we executed workforce reductions in connection with the termination of the Administrative Services Agreement with PCEC effective as of June 30, 2016. In connection with the workforce reductions, we incurred total costs of approximately $4.3 million for the nine months ended September 30, 2016, which included severance cash payments, accelerated vesting of LTIP grants for certain individuals and other employee-related termination costs. The reductions were communicated to affected employees on various dates during the six months ended June 30, 2016, and all such notifications were completed by June 30, 2016. The plan resulted in a reduction of 73 employees for the nine months ended September 30, 2016. There were no workforce reductions during the nine months ended September 30, 2017.

Interest expense, net of amounts capitalized

Interest expense totaled $16.9 million and $21.0 million for the three months ended September 30, 2017 and 2016, respectively.  The decrease reflects a $4.3 million reduction in interest expense associated with the RBL Credit Agreement, which is attributable to the reduction in the aggregate principal amount outstanding under the RBL Credit Agreement from the application of hedge settlement proceeds, partially offset by $0.2 million in interest expense associated with the DIP Credit Agreement during the three months ended September 30, 2017.

Interest expense totaled $62.0 million and $126.9 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in interest expense was primarily due to lower interest expense on our Senior Secured Notes and Senior Unsecured Notes of $22.5 million and $35.0 million, respectively, due to unrecognized contractual interest, a $20.4 million write-off of debt issuance costs during the nine months ended September 30, 2016 related to the reduction of the elected commitment amount under the RBL Credit Agreement and $5.8 million in the amortization of debt issuance costs, discounts and premiums during the nine months ended September 30, 2016, partially offset by $18.4 million in interest expense associated with the RBL Credit Agreement as a result of the higher default rate and $0.2 million in interest expense associated with the DIP Credit Agreement.

Interest expense, excluding debt amortization and write-offs, totaled $62.0 million and $100.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Loss on interest rate swaps

We are subject to interest rate risk associated with loans under the RBL Credit Agreement that bear interest based on floating rates. In order to mitigate our interest rate exposure, as of March 31, 2016, we had interest rate swaps, indexed to 1-month LIBOR, to fix a portion of floating LIBOR-based debt under the RBL Credit Agreement for 2016 and 2017, for notional amounts of $710 million and $200 million, respectively, with average fixed rates of 1.28% and 1.23%, respectively. The commencement of the Chapter 11 Cases constituted an event of default under our interest rate derivative instruments, resulting in a termination right by our counterparties. All of our counterparties exercised this termination right during the year ended December 31, 2016. Accordingly, they are no longer accounted for at fair value, and have been recognized as payables at their termination value. We recognized a loss on interest rate swaps of $0.2 million during the three months ended September 30, 2016 and a loss on interest rate swaps of $2.0 million during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Overview

Historically, we have used cash flow from operations, borrowings available under our revolving credit facility and amounts raised in the debt and equity capital markets to fund our operations, capital expenditures, acquisitions and cash distributions. Since late 2014, we have had limited access to the credit and capital markets as a result of declines and volatility in oil and natural gas prices. Although oil and natural gas prices have increased since we filed the Chapter 11 Petitions, they remain low historically, and the uncertainty resulting from the Chapter 11 Cases, combined with the uncertainty surrounding future commodity prices, has significantly increased the cost of obtaining money in these markets and limited our ability to access these markets currently as a source of funding. Since the filing of the Chapter 11 Petitions, our principal sources of liquidity have been limited to cash on hand, cash flow from operations and borrowings available under the DIP Credit Agreement. As of September 30, 2017 and December 31, 2016, we had $7.0 million and zero borrowed, respectively, and $52.8 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. The terminated derivative instruments resulted in estimated settlements receivable and payable of $460 million and $4.1 million, respectively, at December 31, 2016. On July 19, 2017, the Bankruptcy Court authorized the hedge settlements of $460.3 million to be applied against the Hedge Termination Obligations and outstanding obligations under the RBL Credit Agreement. The application resulted in the reduction of the aggregate principal outstanding under the RBL Credit Agreement by $452.2 million to $746.1 million and the interest rate swap payable by $2.9 million to $1.2 million, reflected in current portion of long-term debt and other current liabilities, respectively, on the consolidated balance sheet at September 30, 2017. The remaining portion of the hedge settlements of $5.2 million was applied to interest that was payable on the RBL Credit Agreement. See Note 3 for detailed discussion.

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

In addition to the uncertainty resulting from the Chapter 11 Cases, oil and natural gas prices continue to remain historically low. During the nine months ended September 30, 2014, 2015, 2016 and 2017, the WTI posted price averaged approximately $100 per Bbl, $51 per Bbl, $41 per Bbl and $49 per Bbl, respectively. During the nine months ended September 30, 2014, 2015, 2016 and 2017, the Henry Hub posted price averaged approximately $4.57 per MMBtu, $2.80 per MMBtu, $2.34 per MMBtu and $3.01 per MMBtu. Our revenue, profitability and cash flow are highly sensitive to movements in oil and natural gas prices. Sustained depressed prices of oil and natural gas will materially adversely affect our assets, development plans, results of operations and financial condition. The filing of the Chapter 11 Petitions triggered an event of default under each of the agreements governing our derivative transactions. As a result, our counterparties were permitted to terminate, and did terminate, all outstanding derivative transactions. As of September 30, 2017, none of our estimated future production was covered by commodity derivatives, and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all. As a result, we have significant exposure to fluctuations in oil and natural gas prices and our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, results of operations and financial condition.

If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and would likely be required to implement further cost reductions, significantly reduce, delay or eliminate capital expenditures, seek other financing alternatives or seek the sale of some or all of our assets. If we (i) continue to limit, defer or eliminate future capital expenditure plans, (ii) are unsuccessful in developing reserves and adding production through our capital program or (iii) implement cost-cutting efforts that are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected. We have been managing our operating activities and liquidity carefully in light of the uncertainty regarding future oil and natural gas prices and the Chapter 11 Cases. To fund capital expenditures, we will be required to use cash on hand, cash generated from operations or borrowings under the DIP Credit Agreement, or some combination thereof. We expect our full year 2017 capital spending program to be approximately $102 million. We anticipate that 60% of our total capital spending will be focused on drilling and rate-generating projects and CO2 purchases in our core operating areas of Ark-La-Tex, the Permian Basin and Mid-Continent that are designed to increase or add to production or reserves.

DIP Credit Agreement

In connection with the Chapter 11 Cases, BOLP entered into the DIP Credit Agreement, as borrower, with the DIP Lenders and Wells Fargo, National Association, as administrative agent. The other Debtors have guaranteed all obligations under the DIP Credit Agreement. Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders made available a revolving credit facility in an aggregate principal amount of $150 million, which includes a letter of credit facility available for the issuance of letters of credit in an aggregate principal amount not to exceed a sublimit of $100 million, and a swingline facility in an aggregate principal amount not to exceed a sublimit of $5 million, in each case, to mature on the earlier to occur of (A) the effective date of a plan of reorganization in the Chapter 11 Cases or (B) the scheduled maturity of the DIP Credit Agreement of December 31, 2017. The maturity date may be accelerated upon the occurrence of certain events as set forth in the DIP Credit Agreement. The DIP Credit Agreement also permits the cash collateralization of letters of credit issued for ordinary course of business purposes by Wells Fargo Bank, National Association. The DIP Credit Agreement does not permit us to make distributions on our Common Units.

The proceeds of the DIP Credit Agreement may be used: (i) to pay the costs and expenses of administering the Chapter 11 Cases, (ii) to fund our working capital needs, capital improvements, and other general corporate purposes, in each case, in accordance with an agreed budget and (iii) to provide adequate protection to existing secured creditors as described above.

At September 30, 2017 and December 31, 2016, we had $7.0 million and zero borrowings outstanding, respectively, and $52.8 million and $37.9 million in letters of credit outstanding, respectively, under the DIP Credit Agreement.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases resulted in the acceleration of the Debtors’ obligations under the RBL Credit Agreement and the indentures governing the Senior Unsecured Notes and the Senior Secured Notes. Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Petitions and the holders’ rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.

RBL Credit Agreement

BOLP, as borrower, and we and our wholly-owned subsidiaries, as guarantors, are party to a $5.0 billion revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and a syndicate of banks with a maturity date of November 19, 2019. We entered into the RBL Credit Agreement on November 19, 2014. The RBL Credit Agreement limits the amounts we can borrow to a borrowing base amount determined by the lenders at their sole discretion based on their valuation of our proved reserves and their internal criteria. At each of September 30, 2017, and December 31, 2016, we had $0.7 billion in indebtedness outstanding under the RBL Credit Agreement.

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

We are required to make adequate protection payments with respect to the RBL Credit Agreement, consisting of the payment of interest (at the default rate) and the payment of all reasonable fees and expenses of professionals retained by our lenders, as provided for in the RBL Credit Agreement. We are recognizing the default interest accrued on the RBL Credit Agreement as interest expense, net of capitalized interest on the consolidated statements of operations, and we are recognizing the adequate protection payments as accrued interest payable on the consolidated balance sheets, rather than in liabilities subject to compromise. At September 30, 2017, the default interest rate on the RBL Credit Agreement was 7.25%.

On July 19, 2017, the Bankruptcy Court authorized the hedge settlements of $460.3 million to be applied against the Hedge Termination Obligations and outstanding obligations under the RBL Credit Agreement. The application resulted in the reduction of the aggregate principal outstanding under the RBL Credit Agreement by $452.2 million to $746.1 million and the interest rate swap payable by $2.9 million to $1.2 million, reflected in current portion of long-term debt and other current liabilities, respectively, on the consolidated balance sheet at September 30, 2017. Accrued interest and interest expense associated with the RBL Credit Agreement was reduced by $5.2 million during the three months ended September 30, 2017. The $452.2 million reduction in the aggregate principal outstanding under the RBL Credit Agreement, as a non-cash transaction, was not reflected in cash flows from financing activities on the consolidated statement of cash flows.

Senior Secured Notes

As of September 30, 2017 and December 31, 2016, we had $650 million in aggregate principal amount of Senior Secured Notes outstanding. Interest on the Senior Secured Notes was payable quarterly in March, June, September and December. Since the commencement of the Chapter 11 Cases, no interest has been paid to the holders of the Senior Secured Notes. As of September 30, 2017 and December 31, 2016, the Senior Secured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying value equal to the face value.

Senior Unsecured Notes

As of September 30, 2017 and December 31, 2016, we had $850 million in aggregate principal amount of 2022 Senior Notes outstanding and $305 million in aggregate principal amount of 2020 Senior Notes outstanding. Interest on the Senior Unsecured Notes was payable twice a year in April and October. As a consequence of the commencement of the Chapter 11 Cases on May 15, 2016, we did not pay $33.5 million in interest due with respect to our 2022 Senior Notes and $13.2 million in interest due with respect to our 2020 Senior Notes, each of which were due on April 15, 2016. As of September 30, 2017 and December 31, 2016, the Senior Unsecured Notes were reflected as liabilities subject to compromise on the consolidated balance sheet, with the carrying values equal to the face values.

Common Units

As of September 30, 2017 and December 31, 2016, we had 213.8 million Common Units outstanding. The Board suspended distributions on Common Units effective with the third monthly payment attributable to the third quarter of 2015.

Preferred Units

As of September 30, 2017 and December 31, 2016, we had 8.0 million Series A Preferred Units outstanding. The Series A Preferred Units rank senior to our Common Units and on parity with the Series B Preferred Units with respect to the payment of current distributions.

As of September 30, 2017 and December 31, 2016, we had 49.6 million Series B Preferred Units outstanding. The Series B Preferred Units rank senior to our Common Units and on parity with the Series A Preferred Units with respect to the payment of distributions.

On April 14, 2016, we elected to suspend the declaration of any further distributions on our Series A Preferred Units and Series B Preferred Units. We have not been accruing distributions on the Series A Preferred Units and Series B Preferred Units since the Chapter 11 Filing Date.

During the three months and nine months ended September 30, 2016, we recognized zero and $6.1 million, respectively, of accrued distributions on the Series A Preferred Units, which were included in distributions to Series A preferred unitholders on the consolidated statements of operations.

Distributions on the Series B Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our Board out of legally available funds for such purpose.  During three months and nine months ended September 30, 2016, we recognized $0.6 million and $11.7 million, respectively of accrued distributions on the Series B Preferred Units, which were included in non-cash distributions to Series B preferred unitholders on the consolidated statements of operations.

Cash Flows

Operating activities.  Our cash used in operating activities for the nine months ended September 30, 2017 was $1.5 million compared to cash provided by operating activities of $184.4 million for the nine months ended September 30, 2016. The decrease in cash flows from operating activities was primarily due to $172.2 million lower commodity derivative settlement receipts due to the termination of our derivative transactions in connection with the filing of the Chapter 11 Petitions, $33.4 million higher cash interest expense, lower sales volumes, which reduced sales revenues by $39.4 million, a $16.3 million increase in operating costs and $1.6 million higher cash G&A expenses. These decreases were partially offset by higher commodity prices, which increased sales revenues by approximately $94.4 million.

Investing activities.  Net cash flows used in investing activities during the nine months ended September 30, 2017 and 2016 were $67.4 million and $55.2 million, respectively. During the nine months ended September 30, 2017, we spent $65.2 million on capital expenditures, primarily for drilling and completion activities, $2.5 million on property acquisitions, primarily for unproved properties, and $0.2 million for purchases of available for sale securities, partially offset by $0.4 million in net proceeds from sale of assets, and $0.1 million in net proceeds from sale of available for sale securities. During the nine months ended September 30, 2016, we spent $59.0 million on capital expenditures, consisting of approximately $55.4 million, primarily for drilling and completion activities, and approximately $3.6 million for IT and other capital expenditures, $7.0 million on purchases of available-for-sale securities, and $7.5 million on property acquisitions, primarily for CO2 producing properties, partially offset by $11.9 million in net proceeds from sale of assets and $6.4 million in proceeds from the sale of available-for-sale securities.

Financing activities.  Net cash flows used in financing activities for the nine months ended September 30, 2017 and 2016 were $4.9 million and $40.2 million, respectively.  During the nine months ended September 30, 2017, we borrowed $78.0 million and repaid $71.0 million under the DIP Credit Agreement, and we paid $2.1 million in debt issuance costs related to the DIP Credit Agreement. During the nine months ended September 30, 2016, we made cash distributions of $5.5 million on Series A Preferred Units, borrowed $38.3 million and repaid $69.0 million under the RBL Credit Agreement, and we paid $3.9 million in debt issuance costs related to the DIP Credit Agreement.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2017 remain materially unchanged from the contractual obligations and commitments disclosed in Note 13 of our 2016 Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our General Partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Fourth Amendment to Debtor-in-Possession Credit Agreement, dated effective as of July 17, 2017, among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2017).

10.2
Fifth Amendment to Debtor-in-Possession Credit Agreement, dated effective as of August 25, 2017, among Breitburn Operating LP, as borrower, Breitburn Energy Partners LP, as parent guarantor, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2017).

10.3
Amended and Restated Restructuring Support Agreement, made and entered into as of October 11, 2017, by and among the Debtors and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 16, 2017).

10.4
Amended and Restated Backstop Commitment Agreement, dated as of October 11, 2017, by and among the Debtors and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 16, 2017).

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

BREITBURN ENERGY PARTNERS LP

		By:	BREITBURN GP LLC,
its General Partner

Dated:	November 13, 2017	By:	/s/ Halbert S. Washburn
Halbert S. Washburn
Chief Executive Officer

Dated:	November 13, 2017	By:	/s/ James G. Jackson
James G. Jackson
Chief Financial Officer